Form 10-Q
period 1996-09-30
SOBIESKI BANCORP INC
filed 1996-11-08
CIK 934860

Holding Company Docket No. H-2444


OFFICE OF THRIFT SUPERVISION

REPORT H-(b)11



Quarterly Report

For the Quarter Ended September 30, 1996


Filed Pursuant to Section 10(b)(2) of the
Home Owners' Loan Act, as amended, and 12.
C.F.R. Section 584.1(a).


SOBIESKI BANCORP, INC.
Legal Name of Registrant

2930 West Cleveland Road, South Bend,
Indiana 46628
Address of Principal Executive Office

Robert L. Freedman, P.C.
Beth Freedman, Esq.
Silver, Freedman & Taff, L.L.P.
110 New York Avenue, N.W.
Washington, D.C.  20005
(202) 414-6100
Name, Telephone Number (including area
code) and Address of an
Individual to Whom Communications are to be Sent


Index of items of the Annual/Current
Report



Item No.        Description                                   Page


Item 17 , Filing of Statements
with the Securities and Exchange
Commission                                                        1
Item 22 , Exhibits                         1



INFORMATION TO BE INCLUDED IN REPORT

Except as may otherwise be noted in the
attached Form 10-QSB, there have been no changes during the quarter ended September
30, 1996 in any of the information
previously reported by the Registrant in any subsequent current or special reports.

ITEM 17. FILING OF STATEMENTS WITH THE
SECURITIES AND EXCHANGE COMMISSION

Unless previously filed with the OTS, a
copy of all materials filed with the
Securities and Exchange Commission,
including filings under both the
Securities Act of 1933 and the Securities
Exchange Act of 1934, should be submitted under cover of this Report. Securities filings of insured subsidiary institutions filed with the OTS separately, need not be included under cover of an H-(b)11.

RESPONSE:  A copy of the Registrant's
quarterly report on Form 10-QSB for the
quarter ended September 30,1996 is
attached as Exhibit A.

ITEM 22. EXHIBITS

The following exhibits are to be filed as a part of this Report.

	1.  The Registrant's annual report to
shareholders for the fiscal year under
report.

	RESPONSE:       Not applicable.

	2.  Copies not previously filed of:
(a) definitive Schedule 14A proxy
soliciting material for the period under report; and (b) reports on Forms 8-K and 10-K,and any amendments, filed with the Securities and Exchange Commission as required by the Securities Exchange Act of 1934 for the period under report.

	RESPONSE:       A copy of the Registrant's
quarterly report on Form 10-QSB for the
quarter ended September 30, 1996 is
attached as Exhibit A.

	3.  Copies not previously filed of
any prospectus issued by the Registrant or any of its subsidiaries in connection with any registration statements filed during the period under report with the Securities and Exchange Commission pursuant to the Securities Act of 1933 and with any State authority in connection with any intrastate offering.

	RESPONSE:       None.

	4.  Copies not previously filed of
the Registrant's charter and bylaws or
instruments corresponding thereto (e.g., partnership agreement, trust agreement).

	RESPONSE:       None.



CERTIFICATION

Pursuant to the requirements of Section
10(b)(2) of the HOLA, as amended, the
Registrant making this Report has caused this filing to be signed on its behalf by the undersigned, duly authorized.

SOBIESKI BANCORP, INC.

The undersigned principal executive or
principal financial officer of the
Registrant making this Report
acknowledges and certifies that the
information contained herein,including
forms or exhibits checked or listed below, has been carefully reviewed, and that such information is true, correct, and complete.

Included:

___     Form 1:Subsidiaries of Registrant
___     Form 2:Investment in Savings
	   Associations or SLHCs
___     Form 3:Multiple SLHC Investments
___     Form 4(a):Directors, Officers,
	      Partners, Trustees, and Others
___     Form 4(b):Partnership/Contribution of
	      Capital
___     Form 4(c):Trust/Beneficial Interest
___     Form 5:Investment in Nonaffiliated
	   Thrifts or SLHCs
___     Form 6:Interlocking Directors and
	   Officers - Voting Rights of a Mutual
	   Association
___     Form 7:Interlocking Directors and
	   Officers - Control or Managerial Influence
___     Form 8:Classification of Registrant
___     Form 9:Dividend Summary
___     Form 10:Taxes
___     Form 11:Debt or Borrowings Secured by
	    Pledge of Nonwithdrawable Stock
___     Form 12:Increase in Amount of
	    Securities Outstanding
___     Form 13:        Treasury Stock
  X     Other:Ex. A Quarterly Report on Form
10-QSB for the quarter ended September 30,1996

					Attest

/S/Thomas F. Gruber   /S/William E.Smith
Thomas F. Gruber             William E. Smith
President and Chief
Executive Officer           Chief Financial Officer


			Date: November  4, 1996



Exhibit A



U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

_______________________________________

FORM 10-QSB


[x] QUARTERLY REPORT PURSUANT TO SECTION
13 OR 15 (d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended
September 30,1996

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION
13 OR 15 (d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to
________

Commission file number  0-25518


SOBIESKI BANCORP, INC.
(Exact name of registrant as specified in its charter)


	  Delaware

35-1942803_________
(State or other jurisdiction of (IRS
Employer Identification No.)
incorporation or organization)

2930 W. Cleveland Road, South Bend,
Indiana 46628
(Address of principal executive offices)
(Zip Code)

Issuer's telephone number, including area code:(219) 271-8300

Check whether the issuer (1) filed all
reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes[X]          No [ ]


As of October 25, 1996, there were 884,060 shares of the registrant's common stock issued and outstanding.



SOBIESKI BANCORP, INC.AND SUBSIDIARY

INDEX
									   Page
									    Number

PART I.FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Consolidated Statements
of Financial Condition                          1
Condensed Consolidated Statements
of Operations                                       2
Condensed Consolidated Statements
of Cash Flows                                         3
Notes to Condensed Consolidated
Financial Statements                        4-5

Item 2. Management's Discussion
and Analysis of Financial
Condition and Results of
Operations                                                 6-8

PART II.        OTHER INFORMATION

Item 1. Legal Proceedings           9

Item 2. Changes in Securities                9

Item 3. Defaults Upon Senior
Securities                                 9

Item 4. Submission of Matters
To a Vote of Security Holders                9

Item 5. Other Information                 9

Item 6. Exhibits and Reports on
Form 8-K                                                               9

SIGNATURES                                                   10




i


Sobieski Bancorp, Inc. And Subsidiary

Condensed Consolidated Statements Of Financial Condition
September 30, 1996 and June 30, 1996

									  September 30,     June 30,
			ASSETS                                           1996                    1996
									   (Unaudited)
Cash, including interest-bearing
 deposits in other financial
 institutions of $609,200 and
 $334,793, respectively         $   1,611,524    $     1,258,520
Federal funds sold                              1,040,000                127,000
Certificates of deposit                      198,000             198,000
Investment securities,
 available-for-sale (amortized
 cost of $2,976,592 and
 3,167,813, respectively)          3,012,532           3,193,784
Investment securities, held-to
 -maturity (market value of
 approximately $1,497,000)        1,500,000        1,500,000
Mortgage-backed securities,
 available-for-sale (amortized
 cost of $2,287,320 and
 $2,383,429)                                  2,250,222        2,344,925
Mortgage-backed securities,
 held-to-maturity (market
 of approximately $12,893,000
 and $13,424,600,
 respectively)              13,274,367        13,806,725
Loans receivable, net                54,349,765       53,114,094
Federal Home Loan Bank stock,
 at cost                                                          636,000                636,000
Property and equipment, net  2,092,625         2,110,699
Other assets                                           671,900           557,044
Deferred income taxes                           11,458                 15,960

       Total assets                         $ 80,648,393          $   78,862,751

		LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
  Deposits                                       $ 59,975,199     $   61,226,683
  Federal Home Loan Bank
   advances                                           5,700,000        3,000,000
  Advances from borrowers for
   taxes and insurance                 521,286          264,531
  Accrued income taxes                                 -                    129,305
  Accrued interest and other
   expenses                                  645,336          188,042
       Total liabilities                  66,841,821       64,808,561

Stockholders' equity:
  Preferred stock, $.01 par
   value: 500,000 shares
   authorized; none issued               -                         -
  Common stock, $.01 par value:
   3,500,000 shares authorized;
   966,000 shares issued                              9,660                     9,660
  Additional paid-in capital 9,099,156         9,099,156
  Retained earnings,
   substantially restricted      6,407,561        6,538,602
  Net unrealized depreciation of
   securities available-
   for-sale                      (700)            (7,571)
								      15,515,677        15,639,847
    Less: Treasury stock, at
     cost, 81,940 and 71,940
     shares,respectively                   1,032,905             909,457
	  Unallocated Employee
     Stock Ownership Plan shares;
	67,620 shares                                    676,200                 676,200

      Total stockholders'
       equity               13,806,572       14,054,190

      Total liabilities and
       stockholders'
       equity               $ 80,648,393       $78,862,751

See accompanying notes to condensed consolidated financial statements.


1
Sobieski Bancorp, Inc. And Subsidiary

Condensed Consolidated Statements Of Operations for the three months ended September 30, 1996 and 1995

								Three Months Ended
										    September 30,
										    1996          1995
									     (Unaudited)
	Interest Income:
	 Loans                                          $    1,058,500  $      986,938
	Mortgage-backed securities           255,624         236,403
	 Interest-bearing deposits            16,407          88,866
	 Investments and other                       80,606              62,649
	   Total interest income            1,411,137       1,374,856

	Interest expense:
	 Interest on deposits                 720,376         763,787
	 Interest on borrowings                       60,387             -
	Total interest expense          780,763         763,787

	   Net interest income                 630,374         611,069

	Provision for loan losses                       -              -

	Net interest income after
      provision for loan losses        630,374          611,069

	Non-interest income:
	 Fees and service charges                    40,175          32,385
	 Other income                                                  5,255           9,398
	 Total non-interest income                  45,430          41,783

	Non-interest expenses:
	 Compensation and benefits            222,229         208,403
	 Occupancy and equipment               64,582          57,647
	 Federal deposit insurance
       premiums                        449,327          36,194
	 Advertising and promotion              5,105           6,697
	 Service bureau expense                27,189          27,594
	 Other operating expenses                  124,413         126,056

	 Total non-interest expenses             892,845         462,591

	Income (loss) before provision
     (credit)for income taxes                  (217,041)        190,261
	Provision (credit) for income
      taxes                                                            (86,000)         73,300
     Net income (loss)                              $(131,041)     $  116,961

	Earnings (loss) per common
      share                                                             $   (0.16)          $     0.13

See accompanying notes to condensed consolidated financial statements.

Sobieski Bancorp, Inc. And Subsidiary

Condensed Consolidated Statements Of Cash Flows for the three months ended September 30, 1996 and 1995

										  Three Months
									     Ended September 30,
									  1996                1995

(Unaudited)
Cash flows provided by (used in)
 operating activities:
  Net income (loss)                              $ (131,041)   $ 116,961
  Adjustments to reconcile net
   income loss to net cash
   provided by operating
   activities:
    Depreciation of property
     and equipment                                  28,032       26,550
    Gain on disposal of
     equipment                                      (200)         -
    Loss on sale of real
     estate owned, net                                -          3,301
    Amortization of premiums
     and accretion of
     discounts, net                19,400       20,337
    Amortization of deferred
     loan fees                    (11,136)     (16,428)
   (Increase) decrease in
     other assets                (114,856)      45,619
    Increase (decrease) in
     accrued income taxes         (129,305)      10,250
    Increase (decrease) in
     accrued interest and
     other expenses               457,294      (13,609)
    Net cash provided by
     operating activities          118,188      192,981

Cash flows provided by (used in)
 investing activities:
 Purchase of investment
  securities                                    (12,415)     (13,287)
 Principal reductions of
  mortgage-backed securities      612,701      483,846
 Proceeds from maturities of
  investment securities           200,000          -
 Net (increase) decrease in
  loans made to customers and
  principal collections on
  loans                        (1,224,535)   1,294,488
 Proceeds from sale of real
  estate owned                       -             700
 Proceeds from sale of equipment      200        -
 Purchase of property and
  equipment                        (9,958)        (2,959)

Net cash provided by (used in)
investing activities                       (434,007)    1,762,788

Cash flows provided by (used in) financing activities:
  Federal Home Loan Bank
   advances                                        3,100,000          -
  Repayment of Federal Home
   Loan Bank advances                      (400,000)         -
  Purchase of treasury stock      (123,448)         -
  Net decrease in deposits      (1,251,484)     (775,104)
  Increase in advances from
   borrowers for taxes and
   insurance                       256,755       214,870

 Net cash provided by (used
  in) financing activities              1,581,823      (560,234)

 Increase in cash and cash
  equivalents                             1,266,004     1,395,535

Cash and cash equivalents,
 beginning of period                    1,385,520     6,028,611

Cash and cash equivalents,
 end of period                                $ 2,651,524    $ 7,424,146

See accompanying notes to condensed consolidated financial statements.

Sobieski Bancorp, Inc. And Subsidiary
Notes To Condensed Consolidated Financial
Statements

A.      GENERAL.

The accompanying condensed consolidated
financial statements include the accounts of Sobieski Bancorp, Inc. (the "Company") and its wholly owned subsidiary, Sobieski
Federal Savings and Loan Association of
South Bend (the "Association").

The condensed consolidated financial
statements included herein have been
prepared by the registrant pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the registrant believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of the Company's consolidated financial position,results of operations and cash flows for the interim periods presented. The consolidated results of operations for the interim periods presented are not necessarily indicative of the results that may be expected for the full year. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company's consolidated financial statements included in the Company's
Annual Report on Form 10-KSB for the year ended June 30, 1996.

B.      CONVERSION AND ISSUANCE OF COMMON
STOCK.

On October 4, 1994, the Board of Directors of the Association adopted a plan of conversion to convert the Association from a federally chartered mutual savings and loan association to a federally chartered stock savings and loan association (the
"Conversion"). The Association obtained the required regulatory approval for the Conversion in February 1995 and on March
22, 1995 the plan of conversion was
approved by a majority of the votes
eligible to be cast by the members of the Association.

Sobieski Bancorp, Inc. (the "Company") was organized as a Delaware corporation in December 1994 for the purpose of acquiring all of the issued and outstanding capital stock of the
Association issued in the Conversion.

At the time of Conversion, the Association established a liquidation account in an amount equal to the Association's retained earnings as of September 30, 1994. The liquidation account will be maintained for the benefit of depositors, as of the eligibility record date and supplemental eligibility record date, who continue to maintain their deposits with the Association after the Conversion.
In the event of a complete liquidation
(and only in such event), each eligible
depositor will be entitled to receive a
liquidation distribution from the
liquidation account, in the proportionate amount of the then current adjusted balance for deposits then held, before any liquidation distribution may be made with respect to the stockholders.

Current regulations allow the Company to pay dividends on its stock if its regulatory capital would not thereby be reduced below the amount then required for the aforementioned liquidation account.
Also, capital distribution regulations
limit the Company's ability to make
capital distributions which include
dividends, stock redemptions, repurchases and other transactions charged to the capital account based on its capital level and supervisory condition. Federal regulations also preclude any repurchase of the stock of the Company for three years after conversion except for purchases of qualifying shares of a director and repurchases pursuant to an offer made on a pro rata basis to all stockholders and with prior approval of the Office of Thrift Supervision or pursuant to an open-market stock repurchase program with certain regulatory criteria.

Sobieski Bancorp, Inc. And Subsidiary
Notes To Condensed Consolidated Financial
Statements, Concluded.

C.      ACCOUNTING POLICIES.

	Securities

Effective July 1, 1994, the Association
adopted Statement of Financial Accounting
Standards No. 115 ("SFAS 115"),
"Accounting for Certain Investments in
Debt and Equity Securities".  This
statement modified the financial
accounting and reporting for investments in equity securities that have readily determinable fair values and for all investments in debt securities.
Securities are to be classified as either held-to-maturity and reported at amortized cost, trading and reported at fair value
(with unrealized holding gains and losses included in current earnings), or available-for-sale and reported at fair value (with unrealized holding gains and losses excluded from current earnings and reported as a separate component of stockholders' equity). The Association had no trading securities at September
30, 1996.

	Allowance For Loan Losses

Effective July 1, 1995, the Association
adopted Statement of Financial Accounting
Standards ("SFAS") 114, as amended by
SFAS 118, "Accounting by Creditors for
Impairment of a Loan", which further
clarifies the accounting treatment,
classification and valuation of impaired loans. The measurement of an impaired loan is generally based on the present value of expected future cash flows discounted at the historical effective interest rate,except that all collateral-dependent loans are measured for impairment based on the fair value of the related collateral. SFAS 114 does not apply to large groups of smaller-balance homogeneous loans such as residential mortgage and consumer installment loans.
As the Association's loan portfolio is
comprised substantially of residential
mortgage and consumer installment loans, the adoption of SFAS 114 has had no impact on the Association's determination of its allowance for loan losses. The
Association's nonaccrual loans at
September 30, 1996 aggregated $90,358.

Earnings Per Common Share

Earnings (loss) per common share is
calculated by dividing net income (loss) for the period by the weighted average number of common shares outstanding. The
Company accounts for the shares of common stock acquired by the ESOP and the restricted shares awarded under the RRP in accordance with Statement of Position 93-6 which prescribes that shares held by the ESOP and the restricted shares awarded under the RRP are not considered in the weighted average number of shares outstanding until such shares are committed for allocation to an ESOP participant's individual account or vested, in the case of the RRP. As of September 30, 1996, 11,270 shares were released or committed to be released to ESOP participants and 3,812 shares are assumed to be vested under the RRP.
Accordingly, the weighted average number of common shares outstanding for the three month period ended September 30,1996 were 822,683. The weighted average number of common shares outstanding for the same period in 1995 were 891,958.

Item 2.  Management's Discussion And
Analysis of Financial Condition And
Results of Operations

Financial Condition

The Company's total assets increased $1.8 million during the three months ended
September 30, 1996. This increase was due to increases in cash of $353,000, federal funds sold of $913,000 and loans receivable of $1.2 million. These increases were offset in part by a decrease in mortgage-backed securities of
$627,000.  The increase in loans
receivable was a result of purchasing
$777,000 of participation interests
in commercial loans and increased demand for adjustable rate mortgages.

The Company's total liabilities increased
$2.0 million from $64.8 million at
June 30, 1996 to $66.8 million at
September 30, 1996.  The increase was
primarily attributable to an increase in Federal Home Loan Bank advances of $2.7 million. These advances are being used to fund purchases of participation interests in commercial loans. Deposits decreased
$1.2 million from $61.2 million at June
30, 1996 to $60 million at September 30,
1996. The decrease was a result of
customers seeking higher yielding
investment alternatives.

Stockholders' equity decreased by $248,000
to $13.8 million at September 30, 1996
compared to $14.1 million at June 30, 1996 principally as a result of common stock repurchases and a one-time charge to earnings for the SAIF assessment in the amount of $250,100, net of the tax benefit.

Results of Operations

General. The Company experienced a net
loss for the three months ended September
30, 1996 of $131,000 which was $248,000
less than net income of $117,000 for the same period in 1995. A one-time assessment to recapitalize SAIF was the primary reason for the loss during the 1996 period.

Net Interest Income.  The Company's net
income is primarily dependent upon net
interest income. Net interest income was $630,000 for the three month period ended
September 30, 1996.  The increase of
$19,300 in net interest income when
compared to net interest income for the
comparable period last year was primarily a result of increased income earned as a result of an increased volume of commercial loans and a decrease in interest rates paid on deposits.

The weighted average yield earned on the Company's loan portfolio for the three-month period ended September 30, 1996 was 7.89% compared to 8.00% for the comparable period in 1995.

Interest expense for the three month
period ended September 30, 1996 was
$780,800 as compared to $763,800 in the
prior year. The increases in interest
expense for the three months ended
September 30, 1996 was attributable to
interest paid on Federal Home Loan Bank
advances, offset by a decrease in rates
paid on deposits.

Provisions for Loan Losses.  During the
three months ended September 30, 1996, the Company had no provision for loan losses.

At September 30, 1996, the Company's
allowance for loan losses totaled
$200,000 or .37% of net loans receivable and 221% of total non-performing loans.

The allowance for loan losses is
established through a provision for loan losses based on management's evaluation of the risks inherent in its loan portfolio and changes in the nature and volume of its loan activity, including those loans which are being specifically monitored by management. Such evaluation, which includes a review of loans for which full collectibility may not be reasonably assured, considers among other matters, loan classification, the estimated fair value of the underlying collateral, economic conditions, historical loan loss experience, the amount of loans outstanding and other factors that warrant recognition in providing for an adequate allowance for loan losses. A significant factor considered in the
Company's allowance is its historically
low level of loans other than one-to-four family real estate loans.

Item 2.  Management's Discussion And
Analysis of Financial Condition And
Results of Operations, Continued.

Although management believes that it uses
the best information available to
determine the allowance, unforeseen market
conditions could result in adjustments and
net income could be significantly affected
if
circumstances differ substantially from
the assumptions used in making the final
determination.  Future additions to the
Company's allowance for loan losses will
be the result of periodic loan, property
and collateral reviews and thus cannot be
predicted  in  advance.  In  addition
federal regulatory  agencies,  as  an
integral  part  of   their oversight
process, periodically review the Company's allowance for loan losses. Such agencies may require the Company to recognize additions to the allowance based upon their judgment of the information available to them at the time of their examination.

Non-Interest Income. Non-interest income consists primarily of fees and service charges on deposit accounts. Non-interest income increased $3,600 from $41,800 for the three months ended September 30, 1995 to $45,400 for the three months ended
September 30 1996.

Non-Interest Expenses.  Non-interest
expenses were $892,700 for the three
months ended September 30, 1996, compared to $462,600 for the same period last year, reflecting an increases of $430,100. This increase was primarily attributable to the one-time special assessment of $414,000 to recapitalize the SAIF fund.

Income Taxes. Income taxes decreased
$159,300 for the three months ended
September 30, 1996, primarily as a result of tax benefits resulting from the SAIF assessment. The Company's effective tax rate for the three month period ended
September 30, 1996 was 39.6%, compared to
38.5% for the comparable period in 1995.

Liquidity and Capital Resources

The Company's principal sources of funds are deposits and principal and interest payments on loans and investments. While scheduled loan repayments and maturing investments are relatively predictable, deposit flows and early loan prepayments are more influenced by interest rates, general economic conditions and competition. Additionally, the Company may infrequently borrow funds from the Federal Home Loan Bank of Indianapolis
("FHLB") or utilize other borrowings of
funds based on need, comparative costs and availability at the time.

Federal regulations have required the
Company to maintain minimum levels of
liquid assets.  The required percentage
has varied from time to time based upon
the economic conditions and savings flows and is currently 5% of net withdrawable savings deposits and borrowings payable on demand or in one year or less during the preceding calendar month. Liquid assets for purposes of this ratio include cash, certain time deposits, U.S. Government obligations, government agency and other securities and obligations generally having remaining maturities of less than five years. The Company has maintained its liquidity ratio at levels in excess of those required. At the September 30, 1996, the Company's liquidity ratio was 13.74%.

At September 30, 1996, the Company had
$5,700,000 in outstanding advances from
the FHLB. The Company uses its liquidity resources principally to meet ongoing commitments, to fund maturing certificates of deposit and deposit withdrawals and to meet operating expenses. The Company anticipates that it will have sufficient funds available to meet current loan commitments. At September 30, 1996, the
Company had outstanding commitments to
extend credit which amounted to $1,166,000
(including $633,000 in available home
equity lines of credit). Management
believes that loan repayments and other
sources of funds will be adequate to meet the Company's foreseeable liquidity needs.

At September 30, 1996, the Association had tangible capital of $9.2 million or 11.4%
of adjusted total assets which was $8.0
million above the minimum capital
requirement of $1.2 million or 1.5% of
adjusted total assets.

At September 30, 1996, the Association had core capital of $9.2 million or 11.4% of adjusted total assets which was $6.8 million above the minimum capital requirement of $2.4 million or 3.0% of adjusted total assets.

Item 2.  Management's Discussion And
Analysis of Financial Condition And
Results of Operations, Concluded.

At September 30, 1996, the Association had total risk-based capital of $9.4 million and risk-weighted assets of $32.8 million or total risk-based capital of 28.6% of risk-weighted assets. This amount was
$6.8 million above the minimum regulatory risk-based capital requirement of $2.6 million, or 8.0% of risk-weighted assets.

Financial Accounting Developments

In October 1995, Statement of Financial
Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS
123"), was issued. This Statement requires the fair value of stock options and other stock-based compensation issued to employees to either be included as compensation expense in the income statement, or the proforma effect on net income and earnings per share of such compensation expense to be disclosed in the footnotes to the Company's financial statements commencing with the Company's
1997 fiscal year. The Company expects to adopt SFAS 123 on a disclosure basis only.
As such, implementation of SFAS 123 is not expected to impact the Company's consolidated financial statements.

Regulatory Developments

The deposits of savings associations, such as the Association, are presently insured by the SAIF, which together with the BIF, are the two insurance funds administered by the FDIC. Financial institutions which are members of the BIF are experiencing substantially lower deposit insurance premiums because the BIF has achieved its required level of reserves while the SAIF has not yet achieved its required reserves. In order to help eliminate this disparity and any competitive disadvantage due to disparate deposit insurance premium schedules, legislation to recapitalize the
SAIF was enacted in September 1996.

The legislation requires a special one-
time assessment of approximately 65.7
cents per $100 of SAIF insured deposits
held by the Association at March 31, 1995.
The one-time special assessment resulted in a tax affected charge to earnings of approximately $250,000 during the quarter ended September 30, 1996. The legislation is intended to fully recapitalize the SAIF fund so that commercial bank and thrift deposits will be charged the same FDIC premiums beginning October 1, 1996. As of such date deposit insurance premiums for highly rated institutions, such as the Association, have been eliminated.

The Association, however, will continue to be subject to an assessment to fund repayment of the FICO obligations. It is anticipated that the FICO assessment for SAIF insured institutions will be 6.5 cents per $100 of deposits while BIF insured institutions will pay 1.3 cents per $100 of deposits until the year 2000 when the assessment will be imposed at the same rate on all FDIC insured institutions. Accordingly, as a result of the reduction of the SAIF assessment and the resulting FICO assessment, the annual after tax decrease in assessment costs is expected to be approximately $271,200 based upon a September 30, 1996 assessment base.

PART II.  OTHER INFORMATION


Item 1.         Legal Proceedings

			None

Item 2.         Changes in Securities

			None

Item 3.         Defaults Upon Senior
			Securities

			None

Item 4.         Submission of Matters to a
			Vote of Security Holders

		(a)  On October 23, 1996, the
Company held its Annual Meeting of
Stockholders.

		(b)  At that meeting, Thomas F.
Gruber and Joseph F.Nagy were elected
Directors for terms to expire in 1999.

		(c)  Stockholders also voted on
the following matters:
		      (i) The election of the
following Directors of the Company,




									     Broker
   Votes:                          For    Against       Abstain Non-Votes
Thomas F. Gruber       782,056  14,189     0          0
Joseph F. Nagy         776,189  20,056     0          0

(ii) The ratification of the appointment of Coopers &
     Lybrand L.L. P. as independent auditors of the Company for the fiscal year ending September 30, 1997.

										Broker
   Votes:                          For    Against       Abstain Non-Votes
		       796,932     788     525        0

Item 5.         Other Information

			None

Item 6.         Exhibits and Reports on Form 8-K

			None

SIGNATURES



In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




Sobieski Bancorp, Inc.

(Registrant)





Date: November 4, 1996
By:
/s/s Thomas F.Gruber
     Thomas F.Gruber
	President and Chief Executive Officer



Date: November 4, 1996
By:
/s/s William E.Smith
	William E. Smith
	Chief Financial Officer