Form 10-Q
period 1996-12-31
SOBIESKI BANCORP INC
filed 1997-02-12
CIK 934860

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

[x] QUARTERLY REPORT PURSUANT TO SECTION
13 OR 15 (d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the quarterly period ended December
31, 1996

OR
[ ] TRANSITION REPORT PURSUANT TO SECTION
13 OR 15 (d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the transition period from ________ to
________

Commission file number  0-25518

SOBIESKI BANCORP, INC.
(Exact name of small business issuer as
specified in its charter)


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

Yes[X]          No [ ]

As of February 7, 1997, there were 794,346 shares of the registrant's common stock issued and outstanding.

SOBIESKI BANCORP, INC.AND SUBSIDIARY

INDEX
                                    Page
                                   Number
PART I.        FINANCIAL INFORMATION
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



Sobieski Bancorp, Inc. And Subsidiary

Condensed Consolidated Statements Of Financial Condition
December 31, 1996 and June 30, 1996

                                   December 31,        June 30,
          ASSETS                        1996            1996
                                              (Unaudited)
Cash, including interest-bearing
deposits in other financial
institutions of $183,276 and
$334,793, respectively             $   1,431,416   $    1,258,520
Federal funds sold                       700,000          127,000
Certificates of deposit                  198,000          198,000
Investment securities, available
-for-sale (amortized cost of
$1,802,086 and $3,167,813,
respectively)                          1,798,846        3,193,784
Investment securities, held-to
-maturity (market value of
approximately $1,506,200 and
$1,497,000, respectively)              1,500,000        1,500,000
Mortgage-backed securities, available
-for-sale (amortized cost of
$1,927,863 and $2,383,429,
respectively)                          1,914,901        2,344,925
Mortgage-backed securities, held-to
-maturity (market value of
approximately $12,570,500 and
$13,424,600, respectively)            12,863,024       13,806,725
Loans receivable, net                 55,348,328       53,114,094
Federal Home Loan Bank stock, at cost    636,000          636,000
Property and equipment, net            2,078,024        2,110,699
Other assets                             492,276          557,044
Deferred income taxes                     17,415           15,960

       Total assets                $  78,978,230    $  78,862,751

          LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
  Deposits                          $ 58,984,584   $   61,226,683
  Federal Home Loan Bank advances      5,700,000        3,000,000
  Advances from borrowers for taxes
  and insurance                          251,327          264,531
  Accrued income taxes                      -             129,305
  Accrued interest and other expenses    100,710          188,042
       Total liabilities              65,036,621       64,808,561

Stockholders' equity:
  Preferred stock, $.01 par value:
  500,000 shares authorized;
  none issued                                -            -
  Common stock, $.01 par value:
  3,500,000 shares authorized;
  966,000 shares issued                    9,660            9,660
  Additional paid-in capital           9,107,121        9,099,156
  Retained earnings, substantially
  restricted                           6,536,168        6,538,602
  Net unrealized depreciation of
  securities available-for-sale           (9,787)         (7,571)
                                      15,643,162       15,639,847
    Less: Treasury stock, at cost,
    83,768 and 71,940 shares,
    respectively                       1,057,553          909,457
    Unallocated Employee Stock
    Ownership Plan shares;
    64,400 shares and 67,620
    shares, respectively                 644,000          676,200

      Total stockholders' equity      13,941,609       14,054,190

      Total liabilities and
      stockholders' equity         $  78,978,230   $   78,862,751

See accompanying notes to condensed consolidated financial
statements.
1

Sobieski Bancorp, Inc. And Subsidiary

Condensed Consolidated Statements Of Operations for the three and six months ended December 31, 1996 and 1995

                              Three Months          Six Months
Ended December 31, Ended December 31,
                                1996                    1995
1996                    1995                  .
(Unaudited)                                      (Unaudited)
Interest Income:
Loans                   $1,086,728  $ 980,489  $ 2,145,228  $1,967,427
Mortgage-backed securities 238,315    244,584      493,939     480,987
Interest-bearing deposits   12,986     89,629       29,393     178,495
Investments and other       74,871     45,631      155,477     108,280
Total interest income    1,412,900  1,360,333    2,824,037   2,735,189

Interest expense:
Interest on deposits       709,929    771,922    1,430,305   1,535,709
Interest on borrowings      80,701         -       141,088           -
Total interest expense     790,630    771,922    1,571,393   1,535,709

    Net interest income    622,270    588,411    1,252,644   1,199,480

Non-interest income:
Fees and service charges    41,876     22,865       82,051      55,250
Gain on sales of securities 67,652       -          67,652       -
Other income                11,040     18,660       16,295      28,058

Total non-interest income  120,568     41,525      165,998      83,308

Non-interest expenses:
Compensation and benefits  267,575    262,000      489,804     470,403
Occupancy and equipment     60,925     68,543      125,507     126,190
Federal deposit insurance
premiums                    34,680     36,199      484,007      72,393
Advertising and promotion    2,527      9,175        7,632      15,872
Service bureau expense      23,886     27,387       51,075      54,981
Other operating expenses   140,238    138,771      264,651     264,827

Total non-interest
expenses                   529,831    542,075    1,422,676   1,004,666
Income (loss) before
income taxes               213,007     87,861       (4,034)    278,122
Provision (credit) for
income taxes                82,000     35,600       (1,600)    108,900
   Net income (loss)     $ 131,007 $   52,261  $    (2,434) $  169,222
Earnings per common share$    0.16 $     0.06  $     (0.01) $     0.19

See accompanying notes to condensed consolidated financial statements.

Sobieski Bancorp, Inc. And Subsidiary

Condensed Consolidated Statements Of Cash Flows
for the six months ended December 31, 1996 and 1995
Six Months
                                       Ended December 31,
                                     1996                    1995
                                                         (Unaudited)
Cash flows provided by (used in)
 operating activities:
  Net income (loss)           $         (2,434)      $       169,222
  Adjustments to reconcile
  net income loss to net cash
  provided by (used in)
  operating activities:
   Depreciation of property
   and equipment                         55,814               52,555
    Gain)/loss on disposal
    of equipment                           (250)                 775
    Gain on sale of investment
    securities                          (70,269)                 -
    Loss on sale of mortgage-
    backed securities                     2,617                  -
     Loss on sale of real
     estate owned, net                      -                  3,301
     Contribution to Employee
     Stock Ownership Plan                46,690               41,861
     Amortization of premiums and
     accretion of discounts, net         43,860               41,429
     Amortization of deferred loan
     fees                               (22,461)             (33,228)
     Loan fees collected, net of costs      -                    750
     Decrease in other assets            64,768               40,231
     Decrease in accrued income taxes  (129,305)                 -
     Decrease in accrued interest and
     other expenses                     (52,875)              (6,486)

     Net cash provided by
     (used in) operating activities      (63,845)             310,410

Cash flows provided by (used in)
investing activities:
Purchase of investment securities       (12,415)              (26,234)
Purchase of mortgage-backed securities      -              (1,974,313)
Proceeds from maturities of investment
securities                              300,000                  -
Principal reductions of mortgage-
backed securities                     1,064,920             1,025,992
Proceeds from sale of investment
securities                            1,142,142                 -
Proceeds from sale of mortgage-
backed securities                       294,137                 -
Net (increase) decrease in loans
made to customers and principal
collections on loans                 (2,211,773)            1,049,643
Proceeds from sale of real estate
owned                                      -                      700
Proceeds from sale of equipment             250                 -
Purchase of property and equipment      (23,139)              (21,761)
Net cash provided by investing
activities                               554,122               54,027

Cash flows provided by (used in)
financing activities:
Federal Home Loan Bank advances        3,100,000                -
Repayment of Federal Home Loan
Bank advances                           (400,000)               -
Purchase of treasury stock              (189,078)            (617,363)
Net decrease in deposits              (2,242,099)          (1,793,511)
Decrease in advances from
borrowers for taxes
and insurance                            (13,204)             (54,675)

Net cash provided by (used
in) financing activities                 255,619           (2,465,549)

Increase (decreases) in
cash and cash equivalents                745,896           (2,101,112)
Cash and cash equivalents,
beginning of period                    1,385,520            6,028,611

Cash and cash equivalents,
end of period                   $      2,131,416       $   3,927,499

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

     The condensed consolidated financial
     statements included herein have been
     prepared by the registrant pursuant
     to the rules and regulations of the
     Securities and Exchange Commission.
     Certain information and footnote
     disclosures normally included in
     financial statements prepared in
     accordance with generally accepted
     accounting principles have been
     condensed or omitted pursuant to such
     rules and regulations, although the
     registrant believes that the
     disclosures are adequate to make the
     information presented not misleading.
     In the opinion of management, the
     accompanying unaudited condensed
     consolidated financial statements
     contain all adjustments, consisting
     only of normal recurring accruals,
     necessary for a fair presentation of
     the Company's consolidated financial
     position, results of operations and
     cash flows for the interim periods
     presented.  The consolidated results
     of operations for the interim periods
     presented are not necessarily
     indicative of the results that may be
     expected for the full year.  The
     accompanying unaudited condensed
     consolidated financial statements
     should be read in conjunction with
     the Company's consolidated financial
     statements included in the Company's
     Annual Report on Form 10-KSB for the
     year ended June 30, 1996.

     The Company cautions that any forward
     looking statements contained in this
     report, in a report incorporated by
     reference to this report or made by
     management of the Company involve
     risks and uncertainties and are
     subject to change based on various
     factors.  Actual results could differ
     materially from those expressed or
     implied.

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

Sobieski Bancorp, Inc. And Subsidiary
Notes To Condensed Consolidated Financial
Statements, Concluded.

C.   ACCOUNTING POLICIES.

     Securities

     Securities that may be sold as part
     of the Association's asset/liability
     or liquidity management or in
     response to or in anticipation of
     changes in interest rates and
     resulting prepayment risk, or for
     other similar factors, are classified
     as available-for-sale and carried at
     fair market value.  Unrealized
     holding gains and losses on
     securities classified as available-
     for-sale are reported net of related
     deferred income taxes as a separate
     component of stockholders' equity.
     Securities that the Association has
     the ability and positive intent to
     hold to maturity are classified as
     held-to-maturity and carried at
     amortized cost.  Trading securities
     are carried at fair market value with
     unrealized holding gains and losses
     included in earnings.  Gains and
     losses on all securities transactions
     are recognized when sold as
     determined by the identified
     certificate method.  The Association
     had no trading securities at December
     31, 1996.

     For the three and six-months periods
     ended December 31, 1996, the
     Association had realized gains on the
     sales of investment and mortgage-
     backed securities available-for-sale
     in the amount of $67,652.

     Allowance For Loan Losses

     The allowance for loan losses is
     established through a provision for
     loan losses based on management's
     evaluation of the risks inherent in
     its loan portfolio and changes in the
     nature and volume of its loan
     activity, including those loans which
     are being specifically monitored by
     management.  Such evaluation, which
     includes a review of loans for which
     full collectibility may not be
     reasonably assured, considers among
     other matters, loan classification,
     the estimated fair value of the
     underlying collateral, economic
     conditions, historical loan loss
     experience, the amount of loans
     outstanding and other factors that
     warrant recognition in providing for
     an adequate allowance for loan
     losses.  A significant factor
     considered in the Company's allowance
     is its historically low level of
     loans other than one-to-four family
     real estate loans.  The Company's
     nonaccrual loans at December 31, 1996
     aggregated $189,795.

     Earnings Per Common Share

     Earnings (loss) per common share is
     calculated by dividing net income
     (loss) for the period by the weighted
     average number of common shares
     outstanding.  The Company accounts
     for the shares of common stock
     acquired by its Employee Stock
     Ownership Plan ("ESOP") and the
     restricted shares awarded under its
     Recognition and Retention Plan
     ("RRP") in accordance with Statement
     of Position 93-6 which prescribes
     that shares held by the ESOP and the
     restricted shares awarded under the
     RRP are not considered in the
     weighted average number of shares
     outstanding until such shares are
     committed for allocation to an ESOP
     participant's individual account or
     vested, in the case of the RRP.  As
     of December 31, 1996, 12,880 shares
     were released or committed to be
     released to ESOP participants and
     3,172 shares  are vested under the
     RRP.  Accordingly, the weighted
     average number of common shares
     outstanding for the three and six-
     month periods ended December 31, 1996
     were 829,057 and 821,944,
     respectively.  The weighted average
     number of common shares outstanding
     for the same periods in 1995 were
     884,018 and 887,980, respectively.

Item 2.  Management's Discussion And
Analysis of Financial Condition And
Results of Operations

Financial Condition

The Company's total assets increased
$115,500 during the six months ended
December 31, 1996. This increase was
mainly due to increases in federal funds sold of $573,000 and loans receivable of $2.2 million. These increases were offset in part by decreases in investment securities of $1,395,000 and in mortgage-backed securities of $1,374,000. The increase in loans receivable was a result of purchasing $777,000 of participation interests in commercial loans and increased demand for adjustable rate mortgages.

The Company's total liabilities increased
$226,000 from $64.8 million at June 30,
1996 to $65.0 million at December 31,
1996.  The increase was primarily
attributable to an increase in Federal
Home Loan Bank ("FHLB") advances of $2.7 million. These advances are being used to fund purchases of participation interests in commercial loans. Deposits decreased
$2.2 million from $61.2 million at June
30, 1996 to $59 million at December 31,
1996. The decrease was a result of
customers seeking higher yielding
investment alternatives.

Stockholders' equity decreased by $113,000
to $13.9 million at December 31, 1996
compared to $14.0 million at June 30, 1996 principally as a result of common stock repurchases.

Results of Operations

General. The Company recorded net income for the three months ended December 31, 1996 of $131,000 which is an increase of $79,000 over net income of $52,000 for the same period in 1995. For the six months ended December 31, 1996, the reported net loss of $2,400 as compared to net income of $169,200 for the comparable period in the prior year was a result of the one-time assessment to recapitalize SAIF in the amount of $250,100, net of tax.

Net Interest Income.  The Company's net
income is primarily dependent upon net
interest income. Net interest income was $622,300 and $1.25 million for the three and six-month periods ended December 31, 1996, respectively, as compared to
$588,400 and $1.20 million for the same
periods in the prior year. The increase of $33,900 and $53,200 for the three and six-month periods, respectively, was primarily a result of increased income earned on loans and a decrease in interest paid on deposits. The increase in interest income earned on loans was generated by the increased volume of commercial loans resulting from purchases of participation interests in such loans.

Interest expense for the three and six-
month periods ended December 31, 1996 was $790,600 and $1.57 million, respectively, as compared to $771,900 and $1.54 million for the comparable periods in the prior year. The increases in interest expense for the three and six-month periods ended
December 31, 1996 was attributable to
interest paid on FHLB advances, offset by a decrease in rates paid on deposits.

The weighted average yield earned on the Company's loan portfolio for the three and six-month period ended December 31, 1996 was 7.84% and 7.84% compared to 7.91% and 7.90% for the comparable period in 1995.

Provisions for Loan Losses.  During the
three and six-month periods ended December
31, 1996, and 1995, respectively, the
Company had no provision for loan losses.

At December 31, 1996, the Company's
allowance for loan losses totaled $200,000
or .36% of net loans receivable and 105% of total non-performing loans.

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

Item 2.  Management's Discussion And
Analysis of Financial Condition And
         Results of Operations, Continued.

Non-Interest Income. Non-interest income consists primarily of fees and service charges on deposit accounts and securities gains. Non-interest income increased
$79,000 to $120,500 for the three months ended December 31, 1996 as compared to $41,500 for the same period last year and increased $82,700 to $166,000 for the six months ended December 31, 1996 from $83,300 for the same period in 1995. These increases were due primarily to gains on the sale of securities of $67,700 and the collection of non-operating income of
$6,000.  The increase in fees was the
result of quarterly service charges on
savings accounts and increased nsf fees.

Non-Interest Expenses.  Non-interest
expenses were $530,000 and $1.43 million for the three and six-month periods ended
December 31, 1996, respectively, compared to $542,100 and $1.0 million for the same periods last year. The increase of $423,000 for the six-month period ended
December 31, 1996 was primarily
attributable to the one-time special
assessment of $414,000 to recapitalize the SAIF fund. The decrease of $13,000 for the three month period ended December 31, 1996 was due to decreases of $8,000 in occupancy expense, $7,000 in advertising and promotion, $4,000 in service bureau expense offset by an increase of $6,000 in compensatin and benefits.

Income Taxes. Income taxes increased
$46,400 for the three months due to higher pre-tax income for the quarter and decreased $110,500 for the six month period ended December 31, 1996, primarily as a result of tax benefits resulting from the SAIF assessment. The Company's effective tax rate for the three and six month periods ended December 31, 1996 was 38.5% and 39.6%, respectively, compared to 40.5% and 39.2%, respectively, for the comparable periods in 1995.

Liquidity and Capital Resources

The Company's principal sources of funds are deposits and principal and interest payments on loans and investments. While scheduled loan repayments and maturing investments are relatively predictable, deposit flows and early loan prepayments are more influenced by interest rates, general economic conditions and competition. Additionally, the Company may borrow funds from the Federal Home
Loan Bank of Indianapolis ("FHLB") or
utilize other borrowings of funds based on need, comparative costs and availability at the time.

Federal regulations have required the
Company to maintain minimum levels of
liquid assets.  The required percentage
has varied from time to time based upon
the economic conditions and savings flows and is currently 5% of net withdrawable savings deposits and borrowings payable on demand or in one year or less during the preceding calendar month. Liquid assets for purposes of this ratio include cash, certain time deposits, U.S. Government obligations, government agency and other securities and obligations generally having remaining maturities of less than five years. The Company has maintained its liquidity ratio at levels in excess of those required. At the December 31, 1996, the Company's liquidity ratio was 9.49%.

At December 31, 1996, the Company had
$5,700,000 in outstanding advances from
the FHLB used primarily to fund purchases of participation interest in commercial loans and other investments.

The Company uses its liquidity resources principally to meet ongoing commitments, to fund maturing certificates of deposit and deposit withdrawals and to meet operating expenses. At December 31, 1996, the Company had outstanding commitments to extend credit which amounted to $2,031,000
(including $954,200 in available home
equity lines of credit).  Management
believes that loan repayments and other
sources of funds will be adequate to meet the Company's foreseeable liquidity needs.

At December 31, 1996, the Association had tangible capital of $9.3 million or 11.8%
of adjusted total assets which was $8.1
million above the minimum capital
requirement of $1.2 million or 1.5% of
adjusted total assets.

At December 31, 1996, the Association had core capital of $9.3 million or 11.8% of adjusted total assets which was $6.9 million above the minimum capital requirement of $2.4 million or 3.0% of adjusted total assets.

Item 2.  Management's Discussion And
Analysis of Financial Condition And
         Results of Operations, Concluded.

At December 31, 1996, the Association had total risk-based capital of $9.5 million and risk-weighted assets of $31.8 million or total risk-based capital of 30.0% of risk-weighted assets. This amount was
$7.0 million above the minimum regulatory risk-based capital requirement of $2.5 million, or 8.0% of risk-weighted assets.

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

Regulatory Developments

On September 30, 1996, federal legislation was enacted that required the Savings
Association Insurance Fund ("SAIF") be
recapitalized with a one-time assessment on virtually all SAIF-insured institutions, such as Sobieski Federal
Savings and Loan, equal to 65.7 basis
points on each $100 of SAIF-insured
deposits maintained by those institutions as of March 31, 1995. The amount of the Company's special assessment was $414,000, which was paid to the FDIC by November 27, 1996 and accrued by the Company at September 30, 1996.

As a result of the SAIF recapitalization, the FDIC amended its regulation concerning the insurance premiums payable by SAIF-insured institutions. Effective January
1, 1997, the SAIF insurance premium will range from 0 to 27 basis points per $100 of domestic deposits. Additionally, the
FDIC has imposed a Financing Corporation
(FICO) assessment on SAIF-assessable
deposits for the first semi-annual period of 1997 equal to 6.48 basis points.

PART II.  OTHER INFORMATION

Item 1.        Legal Proceedings
               None

Item 2.        Changes in Securities
               None

Item 3.        Defaults Upon Senior
Securities
               None

Item 4.        Submission of Matters to a
Vote of Security Holders
               None


Item 5.        Other Information
               None

Item 6.        Exhibits and Reports on
Form 8-K
               None

SIGNATURES
In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
     Sobieski Bancorp, Inc.
         (Registrant)

Date: February 7, 1997
By:  /s/s Thomas F. Gruber
          Thomas F. Gruber
          President and Chief Executive
Officer
Date: February 7, 1997
By: /s/s William E. Smith
         William E. Smith
         Chief Financial Officer