Form 10-Q
period 1997-03-31
SOBIESKI BANCORP INC
filed 1997-05-14
CIK 934860

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-QSB


[x] QUARTERLY REPORT PURSUANT TO SECTION
13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended March 31,
1997

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

2930 W. Cleveland Road, South Bend,
Indiana                    46628
(Address of principal executive offices)
(Zip Code)

Issuer's telephone number, including
area code:     (219) 271-8300

Check whether the issuer (1) filed all
reports required to be filed by Section
13 or 15(d) of the Exchange Act during
the past 12 months (or for such shorter
period that the registrant was required
to file such reports), and (2) has been
subject to such filing requirements for
the past 90 days.

Yes[X]          No [ ]

As of May 12, 1997, there were 759,632
shares of the registrant's common stock
issued and outstanding.

SOBIESKI BANCORP, INC.
AND SUBSIDIARY

INDEX
                                    Page
                                  Number

PART I.        FINANCIAL INFORMATION
Item 1. Financial Statements
Condensed Consolidated Statements of
Financial Condition           1
Condensed Consolidated Statements of
Income                        2
Condensed Consolidated Statements of
Cash Flows                    3
Notes to Condensed Consolidated
Financial Statements           4-5

Item 2. Management's Discussion and
Analysis of Financial Condition
and Results of Operations      6-8

PART II.  OTHER INFORMATION
Item 1. Legal Proceedings          9
Item 2. Changes in Securities      9
Item 3. Defaults Upon Senior Securities9
Item 4. Submission of Matters To a Vote
of Security Holders                 9
Item 5. Other Information           9

Item 6. Exhibits and Reports on Form 8-K
9
SIGNATURES                            10
EXHIBIT A                          11-12
i

Sobieski Bancorp, Inc. And Subsidiary

Condensed Consolidated Statements Of
Financial Condition
March 31, 1997 and June 30, 1996

                                   March 31,         June 30,
                    ASSETS          1997                1996     .
                               (Unaudited)
Cash, including interest-bearing
deposits in other financial
institutions of $ -0- and
$334,793, respectively        $      763,202  $     1,258,520
Federal funds sold                     -              127,000
Certificates of deposit              198,000          198,000
Investment securities,
available-for-sale (amortized
cost of $1,500,278 and
 $3,167,813, respectively)         1,492,099        3,193,784
Investment securities,
held-to-maturity (market
value of approximately
$1,493,400 and $1,497,000,
respectively)                       1,500,000       1,500,000
Mortgage-backed securities,
available-for-sale (amortized
cost of $1,871,792 and $2,383,429,
respectively)                       1,845,833       2,344,925
Mortgage-backed securities,
held-to-maturity (market value of
approximately $11,985,870 and
$13,424,600, respectively)         12,335,519      13,806,725
Loans receivable, net              57,697,960      53,114,094
Federal Home Loan Bank stock,
at cost                               636,000         636,000
Property and equipment, net         2,053,601       2,110,699
Other assets                          533,612         557,044
Deferred income taxes                  24,523          15,960

       Total assets              $ 79,080,349      $   78,862,751

          LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
  Deposits                       $ 58,996,100      $   61,226,683
  Federal Home Loan Bank advances   7,100,000           3,000,000
  Advances from borrowers for
  taxes and insurance                 588,371             264,531
  Accrued income taxes                 56,917             129,305
  Accrued interest and other
expenses                              157,916             188,042
  Total liabilities                66,899,304          64,808,561

Stockholders' equity:
  Preferred stock, $.01 par
 value: 500,000 shares authorized;
    none issued                                             -
-
  Common stock, $.01 par value:
  3,500,000 shares authorized;
  966,000 shares issued                9,660       9,660
  Additional paid-in capital       9,107,121   9,099,156
  Retained earnings, substantially
  restricted                       6,608,756   6,538,602
  Net unrealized depreciation of
  securities available-for-sale      (20,613)     (7,571)
15,704,924  15,639,847
    Less: Treasury stock, at cost,
          206,368 and 71,940 shares,
          respectively             2,879,879     909,457
   Unallocated Employee Stock
   Ownership Plan shares;
   64,400 shares and 67,620
   shares, respectively              644,000      676,200

  Total stockholders' equity      12,181,045   14,054,190

  Total liabilities and
  stockholders' equity         $ 79,080,349  $ 78,862,751

    See accompanying notes to condensed consolidated financial statements.


                                 1

Sobieski Bancorp, Inc. And Subsidiary

Condensed Consolidated Statements Of Income for the three and nine months ended March 31, 1997 and 1996

                         Three Months                  Nine Months
Ended March 31,              Ended March 31,
                        1997       1996        1997          1996
(Unaudited)               (Unaudited)
Interest Income:
Loans                 $1,120,665 $ 978,743 $ 3,265,893 $2,946,170
Mortgage-backed
securities              234,098    256,459     728,037    737,446
Interest-bearing deposits 7,549     54,410      36,942    232,905
Investments and other    61,191     44,770     216,668    153,050
Total interest income 1,423,503  1,334,382   4,247,540  4,069,571

Interest expense:
Interest on deposits    682,010    750,278    2,112,315  2,285,987
Interest on borrowings   90,477       -        231,565           -
Total interest expense  772,487    750,278   2,343,880   2,285,987

Net interest income     651,016    584,104   1,903,660   1,783,584

Non-interest income:
Fees and service charges 44,647     22,437     126,698      77,687
Gain on sale of
securities                  -          -        63,535        -
Other income              4,108     20,735      20,403      48,793
Total non-interest
income                   48,755     43,172     210,636     126,480

Non-interest expenses:
Compensation and
benefits                257,712    237,593     747,516     707,996
Occupancy and equipment  67,905     64,343     193,412     190,533
Federal deposit
insurance premiums        2,148     36,032     486,155     108,425
Advertising and
promotion                17,483     13,662      25,115      29,534
Service bureau expense   24,841     28,096      75,916      83,077
Other operating
expenses                115,404    135,921     375,938     400,748

Total non-interest
expenses                485,493    515,647   1,904,052   1,520,313

Income before income
taxes                   214,278    111,629     210,244     389,751
Provision for income
taxes                    82,275     38,600      80,675     147,500
Net income          $   132,003  $  73,029  $  129,569   $ 242,251
Earnings per
common share        $      0.18  $    0.09  $     0.16   $    0.28
Dividends per
common share        $      0.07  $      -   $     0.07   $     - .

    See accompanying notes to condensed consolidated financial statements.

                                 2
Sobieski Bancorp, Inc. And Subsidiary

Condensed Consolidated Statements Of Cash Flows
for the nine months ended March 31, 1997 and 1996
Nine Months
                                   Ended March 31,
1997                 1996
                                              (Unaudited)
Cash flows provided by (used in)
operating activities:
 Net income                   $       129,569       $       242,251
 Adjustments to reconcile
 net income to net cash
 provided by operating
 activities:
  Depreciation of property
  and equipment                        83,701                79,724
  (Gain) loss on disposal of
  equipment                              (250)                  775
  Gain on sale of investment
  securities                          (66,152)                   -
  Loss on sale of mortgage-backed
  securities                            2,617                   -
  Loss on sale of real estate owned,
  net                                     -                  3,301
  Contribution to Employee Stock
  Ownership Plan                       40,165               62,388
  Amortization of premiums and
  accretion of discounts, net          56,312               58,622
  Amortization of deferred loan fees  (34,440)             (49,130)
  Loan fees collected, net of costs        -                 1,590
  Decrease(increase) in other assets   23,432                 (890)
  Decrease)increase in accrued
  income taxes                        (72,388)              96,110
  Decrease in accrued interest and
  other expenses                      (30,126)                   -

  Net cash provided by operating
  activities                           132,440             494,741

Cash flows provided by (used in)
investing activities:
  Purchase of investment securities    (12,415)           (38,487)
  Purchase of mortgage-backed securities    -          (1,974,313)
  Proceeds from maturities of
  investment securities                600,000                -
  Principal reductions of
  mortgage-backed securities         1,637,854          1,474,118
  Proceeds from sale of investment
  securities                         1,138,025                 -
  Proceeds from sale of mortgage-
 backed securities                     294,137                  -
  Net (increase) decrease in loans
  made to customers and principal
  collections on loans              (4,549,426)           1,260,387
  Proceeds from sale of real
  estate owned                            -                     700
  Proceeds from sale of equipment          250                  -
  Purchase of property and equipment   (26,603)            (40,624)
Net cash provided by (used in)
investing activities                  (918,178)            681,781

Cash flows provided by (used in)
financing activities:
  Federal Home Loan Bank advances     4,500,000                 -
  Repayment of Federal Home Loan
  Bank advances                        (400,000)                -
  Purchase of treasury stock         (1,970,422)          (742,363)
  Cash dividend                         (59,415)                -
  Net decrease in deposits           (2,230,583)        (1,792,228)
  Increase in advances from
  borrowers for taxes and insurance     323,840            243,299

    Net cash provided by (used in)
    financing activities                163,420         (2,291,292)

    Decrease in cash and cash
    equivalents                        (622,318)        (1,114,770)

Cash and cash equivalents,
beginning of period                   1,385,520          6,028,611

Cash and cash equivalents, end
of period                           $   763,202      $   4,913,841

    See accompanying notes to condensed consolidated financial statements.
                                 3












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

     Current regulations allow the
     Company to pay dividends on its
     stock if its regulatory capital
     would not thereby be reduced below
     the amount then required for the
     aforementioned liquidation account.
     Also, capital distribution
     regulations limit the Company's
     ability to make capital
     distributions which include
     dividends, stock redemptions,
     repurchases and other transactions
     charged to the capital account
     based on its capital level and
     supervisory condition.  Federal
     regulations also preclude any
     repurchase of the stock of the
     Company for three years after
     conversion except for purchases of
     qualifying shares of a director and
     repurchases pursuant to an offer
     made on a pro rata basis to all
     stockholders and with prior
     approval of the Office of Thrift
     Supervision or pursuant to an open-
     market stock repurchase program
     with certain regulatory criteria.


4
Sobieski Bancorp, Inc. And Subsidiary
Notes To Condensed Consolidated
Financial Statements, Concluded.

C.   ACCOUNTING POLICIES.

     Securities

     Securities that may be sold as part
     of the Association's
     asset/liability or liquidity
     management or in response to or in
     anticipation of changes in interest
     rates and resulting prepayment
     risk, or for other similar factors,
     are classified as available-for-
     sale and carried at fair market
     value.  Unrealized holding gains
     and losses on securities classified
     as available-for-sale are reported
     net of related deferred income
     taxes as a separate component of
     stockholders' equity.  Securities
     that the Association has the
     ability and positive intent to hold
     to maturity are classified as held-
     to-maturity and carried at
     amortized cost.  Trading securities
     are carried at fair market value
     with unrealized holding gains and
     losses included in earnings.  Gains
     and losses on all securities
     transactions are recognized when
     sold as determined by the
     identified certificate method.  The
     Association had no trading
     securities at March 31, 1997.

     For the nine-month period ended
     March 31, 1997, the Association had
     net realized gains on the sales of
     investment and mortgage-backed
     securities available-for-sale in
     the amount of $63,535.

     Allowance For Loan Losses

     The allowance for loan losses is
     established through a provision for
     loan losses based on management's
     evaluation of the risks inherent in
     its loan portfolio and changes in
     the nature and volume of its loan
     activity, including those loans
     which are being specifically
     monitored by management.  Such
     evaluation, which includes a review
     of loans for which full
     collectibility may not be
     reasonably assured, considers among
     other matters, loan classification,
     the estimated fair value of the
     underlying collateral, economic
     conditions, historical loan loss
     experience, the amount of loans
     outstanding and other factors that
     warrant recognition in providing
     for an adequate allowance for loan
     losses.  A significant factor
     considered in the Company's
     allowance is its historically low
     level of loans other than one-to-
     four family real estate loans.  The
     Company's nonaccrual loans at March
     31, 1997 aggregated $196,468.

     Earnings Per Common Share

     Earnings per common share is
     calculated by dividing net income
     for the period by the weighted
     average number of common shares
     outstanding.  The Company accounts
     for the shares of common stock
     acquired by its Employee Stock
     Ownership Plan ("ESOP") and the
     restricted shares awarded under its
     Recognition and Retention Plan
     ("RRP") in accordance with
     Statement of Position 93-6 which
     prescribes that shares held by the
     ESOP and the restricted shares
     awarded under the RRP are not
     considered in the weighted average
     number of shares outstanding until
     such shares are committed for
     allocation to an ESOP participant's
     individual account or vested, in
     the case of the RRP.  As of March
     31, 1997, 14,490 shares were
     released or committed to be
     released to ESOP participants and
     3,172 shares  are vested under the
     RRP.  Accordingly, the weighted
     average number of common shares
     outstanding for the three and nine-
     month periods ended March 31, 1997
     were 742,438 and 795,830,
     respectively.  The weighted average
     number of common shares outstanding
     for the same periods in 1996 were
     843,665 and 873,305, respectively.

5

Item 2.  Management's Discussion And
Analysis of Financial Condition And
Results of Operations

Financial Condition

The Company's total assets increased
$217,600 during the nine months ended
March 31, 1997. This increase was mainly due to an increase in loans receivable of $4.6 million. The increase was offset in part by decreases in investment securities of $1.7 million and in mortgage-backed securities of $2.0 million. The increase in loans receivable was a result of purchasing participation interests in commercial loans, and increased demand for commercial and mortgage loans.

The Company's total liabilities
increased $2.1 million from $64.8
million at June 30, 1996 to $66.9
million at March 31, 1997. The increase was primarily attributable to an increase in Federal Home Loan Bank
("FHLB") advances of $4.1 million. These advances are being used to fund purchases of participation interests in commercial loans. Deposits decreased
$2.2 million from $61.2 million at June
30, 1996 to $59 million at March 31,
1997. The decrease was a result of
customers seeking higher yielding
investment alternatives.

Stockholders' equity decreased by $1.9
million to $12.2 million at March 31,
1997 compared to $14.0 million at June
30, 1996 principally as a result of
common stock repurchases.

Results of Operations

General. The Company recorded net income for the three months ended March 31, 1997 of $132,000 which is an increase of $59,000 over net income of $73,000 for the same period in 1996. For the nine months ended March 31, 1997, the Company's reported net income of
$129,600 as compared to net income of
$242,250 for the comparable period in
the prior year was a result of the one-
time assessment to recapitalize SAIF in
the amount of $250,100, net of tax.

Net Interest Income.  The Company's net
income is primarily dependent upon net
interest income.  Net interest income
was $651,000 and $1.9 million for the
three and nine-month periods ended March
31, 1997, respectively, as compared to
$584,100 and $1.8 million for the same
periods in the prior year. The increase of $66,900 and $120,100 for the three and nine-month periods, respectively, was primarily a result of increased income earned on loans and a decrease in interest paid on deposits. The increase in interest income earned on loans was generated by the increased volume of commercial loans and residential mortgage loans.

Interest expense for the three and nine-month periods ended March 31, 1997 was $772,500 and $2.34 million, respectively,  as compared to $750,300
and $2.29 million for the comparable
periods in the prior year. The increases in interest expense for the three and nine-month periods ended March 31, 1997 was attributable to interest paid on FHLB advances, offset by a decrease in amounts paid on deposits.

The weighted average yield earned on the Company's loan portfolio for the three and nine-month periods ended March 31, 1997 was 7.85% and 7.85% compared to 7.81% and 8.10% for the comparable period in 1996.

Provisions for Loan Losses.  During the
three and nine-month periods ended March
31, 1997 and 1996, respectively, the
Company had no provision for loan
losses.

At March 31, 1997, the Company's
allowance for loan losses totaled
$200,000 or .35% of net loans receivable and 102% of total non-performing loans.

Although management believes that it
uses the best information available to
determine the allowance, unforeseen
market conditions could result in
adjustments and net income could be
significantly affected if circumstances
differ substantially from the
assumptions used in making the final
determination.  Future additions to the
Company's allowance for loan losses will
be the result of periodic loan, property
and collateral reviews and thus cannot
be predicted  in  advance.  In  addition
federal  regulatory  agencies,  as  an
integral  part  of   their oversight
process, periodically review the
Company's allowance for loan losses.
Such agencies may require the Company to
recognize additions to the allowance
based upon their judgment of the
information available to them at the
time of their examination.
6
Item 2.  Management's Discussion And
Analysis of Financial Condition And
         Results of Operations,
Continued.

Non-Interest Income.  Non-interest
income consists primarily of fees and
service charges on deposit accounts and
securities gains.  Non-interest income
increased $5,600 to $48,800 for the
three months ended March 31, 1997 as
compared to $43,200 for the same period
last year and increased $84,100 to
$210,600 for the nine months ended March
31, 1997 from $126,500 for the same
period in 1996. These increases were due primarily to net gains on the sale of securities of $63,535. The increase in fees was the result of quarterly service charges on savings accounts.

Non-Interest Expenses.  Non-interest
expenses decreased $485,500 for the
three month period and was $1.9 million
for nine-month periods ended March 31,
1997, respectively, compared to $515,600 and $1.5 million for the same periods last year. The increase of $384,000 for the nine-month period ended March 31, 1997 was primarily attributable to the one-time special assessment of $414,000 to recapitalize the SAIF fund. The decrease of $30,100 for the three- month period ended March 31, 1997 was due to decreases of $34,000 in federal deposit insurance premiums, and $20,500 in legal and corporate expenses offset by an increase of $20,100 in compensation and benefits and $3,600 in occupancy expense.

Income Taxes. Income taxes increased
$44,000 for the three months due to
higher pre-tax income for the quarter
and decreased $67,000 for the nine-month period ended March 31, 1997, primarily as a result of tax benefits resulting from the SAIF assessment. The Company's effective tax rate for the three and nine-month periods ended March 31, 1997 was 38.4% and 38.4%, respectively, compared to 34.6% and 37.8%, respectively, for the comparable periods in 1996.

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

Federal regulations have required the
Company to maintain minimum levels of
liquid assets.  The required percentage
has varied from time to time based upon
the economic conditions and savings
flows and is currently 5% of net
withdrawable savings deposits and
borrowings payable on demand or in one
year or less during the preceding
calendar month.  Liquid assets for
purposes of this ratio include cash,
certain time deposits, U.S. Government
obligations, government agency and other securities and obligations generally having remaining maturities of less than five years. The Company has maintained its liquidity ratio at levels in excess of those required. At the March 31, 1997, the Company's liquidity ratio was 6.94%.

At March 31, 1997, the Company had
$7,100,000 in outstanding advances from
the FHLB used primarily to fund
purchases of participation interest in
commercial loans and other investments.

The Company uses its liquidity resources principally to meet ongoing commitments, to fund maturing certificates of deposit and deposit withdrawals and to meet operating expenses. At March 31, 1997, the Company had outstanding commitments to extend credit which amounted to $3,089,000 (including $2,329,000 in available home equity lines of credit).
Management believes that loan repayments and other sources of funds will be adequate to meet the Company's foreseeable liquidity needs.

At March 31, 1997, the Association had
tangible capital of $8.8 million or
11.2% of adjusted total assets which was $7.6 million above the minimum capital requirement of $1.2 million or 1.5% of adjusted total assets.

At March 31, 1997, the Association had
core capital of $8.8 million or 11.2% of adjusted total assets which was $6.4 million above the minimum capital requirement of $2.4 million or 3.0% of adjusted total assets.

7
Item 2.  Management's Discussion And
Analysis of Financial Condition And
         Results of Operations,
Concluded.

At March 31, 1997, the Association had
total risk-based capital of $9.0 million and risk-weighted assets of $31.4 million or total risk-based capital of 29.0% of risk-weighted assets. This amount was $6.5 million above the minimum regulatory risk-based capital requirement of $2.5 million, or 8.0% of risk-weighted assets.

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

Statement of Financial Accounting
Standards ("SFAS") no. 121, "Accounting
for the Impairment of Long-Lived Assets
and Long-Lived Assets to be Disposed of" became effective October 1, 1996. SFAS
No. 121 requires that long-lived assets
be reviewed for impairment whenever
events or changes in circumstances
indicate the carrying amount of an asset may not be recoverable. No events or circumstances have occurred which would require the Association to make adjustments to the carrying value of any long-lived assets during the nine months ended March 31, 1997.

Regulatory Developments

On September 30, 1996, federal
legislation was enacted that required
the Savings Association Insurance Fund
("SAIF") be recapitalized with a one-
time assessment on virtually all SAIF-
insured institutions, such as Sobieski
Federal Savings and Loan, equal to 65.7
basis points on each $100 of SAIF-
insured deposits maintained by those
institutions as of March 31, 1995.  The
amount of the Company's special
assessment was $414,000, which was paid
to the FDIC by November 27, 1996.

As a result of the SAIF
recapitalization, the FDIC amended its
regulation concerning the insurance
premiums payable by SAIF-insured
institutions.  Effective January 1,
1997, the SAIF insurance premium is 6.5
basis points per $100 of domestic
deposits, as a result of an assessment
to fund repayment of the financing
corporation (FICO) bond obligation.  BIF
insured institutions will pay 1.3 cents
per $100 of deposits until the year 2000
when the assessment will be imposed at
the same rate on all FDIC insured
institutions.
8

PART II.  OTHER INFORMATION
Item 1.        Legal Proceedings
               None
Item 2.        Changes in Securities
               None
Item 3.        Defaults Upon Senior
Securities
               None
Item 4.        Submission of Matters to
a Vote of Security Holders
               None
Item 5.        Other Information
               None
Item 6.        Exhibits and Reports on
Form 8-K
          (a)  Exhibits
               (3)  Amendment to Bylaw
          (b)  Form 8-K
               None




9
SIGNATURES

In accordance with the requirements of
the Exchange Act, the registrant caused
this report to be signed on its behalf
by the undersigned, thereunto duly
authorized.
          Sobieski Bancorp, Inc.
         (Registrant)

Date: May 12, 1997
By:  /s/s Thomas F. Gruber
Thomas F. Gruber
President and Chief Executive Officer

Date: May 12, 1997
By:  /s/s Sharon Mrozek
Sharon Mrozek
Financial Officer

10

EXHIBIT A


11

RESOLUTIONS OF THE
BOARD OF DIRECTORS OF SOBIESKI BANCORP,
INC.
RELATING TO AN AMENDMENT TO THE BY-LAWS

     WHEREAS, the Board of Directors of
Sobieski Bancorp, Inc. (the "Company")
met and discussed its intention that the Company continue to be the holding company of a community-oriented financial institution designed to meet the needs of the community it serves:
and

     WHEREAS, the community the Company
and its subsidiary currently serves is
primarily the county of St. Joseph in
the state of Indiana (the "primary
market are"):

     WHEREAS, substantially all of the
Company's loans are secured by property
located within its primary market area
and substantially all of its deposits
are obtained from individuals or
entities located in its primary market
area; and

     WHEREAS, the Board of Directors has
determined that in order to adequately
assess and best serve the needs of the
Company's primary market area a director must be knowledgeable of and actively involved in the community the Company serves; and

     WHEREAS, the Board of Directors
believes, based upon the foregoing, that it would be appropriate and in the best interest of the Company and its shareholders to amend its By-laws to require that all directors be domiciled in or have their primary place of business located in the Company's primary market area; and

     WHEREAS, the Board of Directors has
considered the size and diversity of the population base of its primary market area and believes that, if necessary or desired, there is a sufficient pool of potentially qualified individuals located therein who would be available for consideration for nomination as a director of the Company; and

     NOW THEREFORE, be it

     RESOLVED, that the Board of
Directors of the Company hereby approves the adoption of an amendment to Article
II of the By-laws by adding the
following new Section 10, as follows:

          Section 10. Qualifications.
Any member of the Board of directors
shall, in order to qualify as such, be
domiciled in or have his or her primary
place of business located in the county
of St. Joseph in the state of Indiana.

     BE IT FURTHER RESOLVED, that the
appropriate officers of the Company be
and hereby are authorized and directed
to take all action necessary or
appropriate to implement the foregoing
resolutions and any actions previously
taken by such officers be and hereby are approved, ratified and confirmed.

     I, Marsha Nafrady, the duly elected
Secretary of Sobieski Bancorp, Inc.
hereby certify that the foregoing is a
true and accurate copy of the
resolutions adopted by the Board of
Directors of Sobieski Bancorp, Inc. at a meeting held this 3 day of September
1996, where a quorum was present and
acting throughout.

Date: September 3,1996
/s/Marsha Nafrady
     Marsha Nafrady


12