Form 10-K
period 1997-06-30
SOBIESKI BANCORP INC
filed 1997-09-29
CIK 934860

58


            U. S. SECURITIES AND EXCHANGE COMMISSION
                      Washington, DC  20549

                           FORM 10-KSB

[X]     ANNUAL  REPORT PURSUANT TO SECTION 13  OR  15(d)  OF  THE
SECURITIES
         EXCHANGE ACT OF 1934
         For the Fiscal Year Ended June 30, 1997

                               OR

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES
          EXCHANGE ACT OF 1934
          For the transition period from __________ to __________

                 Commission File Number 0-25518

                     SOBIESKI BANCORP, INC.
         (Name of Small Business Issuer in its Charter)

               Delaware                           35-1942803
   (State or Other Jurisdiction of Incorporation or Organization)
(IRS Employer Identification Number)

         2930   West   Cleveland  Road,   South   Bend,   Indiana
46628
                 (Address   of   Principal   Executive   Offices)
(Zip Code)

Issuer's telephone number, including area code: (219) 271-8300

 Securities Registered Under Section 12(b) of the Exchange Act:

                              None

 Securities Registered Under Section 12(g) of the Exchange Act:

             Common Stock, par value $.01 per share
                        (Title of Class)

      Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X. NO _.

     Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

      State  Issuer's revenues for its most recent  fiscal  year.
$5,928,000.

      As of September 16, 1997, there were issued and outstanding 759,632 shares of the Issuer's Common Stock. The aggregate market value of the voting stock held by non-affiliates of the Issuer, computed by reference to the average of the bid and asked price of such stock as September 16, 1997, was $12,271,000. (The exclusion from such amount of the market value of the shares owned by any person shall not be deemed an admission by the Issuer that such person is an affiliate of the Issuer.)

               DOCUMENTS INCORPORATED BY REFERENCE

      Part  II  of  Form  10-KSB - Portions of Annual  Report  to
Stockholders for the Fiscal Year ended June 30, 1997.
      Part III of Form 10-KSB - Portions of the Proxy Statement for the 1997 Annual Meeting of Shareholders.
                             PART I

Item 1.   Description of Business

General.

Sobieski Bancorp, Inc.

      Sobieski Bancorp, Inc. (the "Company") was incorporated under the laws of the State of Delaware in December 1994 by authorization of the Board of Directors of Sobieski Federal Savings and Loan Association of South Bend ("Sobieski Federal" or the "Association") for the purpose of becoming a unitary savings and loan holding company that acquired all of the outstanding stock of Sobieski Federal issued upon the conversion of Sobieski Federal from the mutual to the stock form of ownership (the "Conversion").

      As a Delaware corporation, the Company is authorized to engage in any activity permitted by Delaware General Corporation Law. The Company is a unitary savings and loan holding company. Through the unitary holding company structure, it is possible to expand the size and scope of the financial services offered beyond those currently offered by the Association. The holding company structure also provides the Company with greater flexibility than the Association would have to diversify its business activities, through existing or newly formed subsidiaries, or through acquisitions or mergers of both mutual and stock thrift institutions as well as other companies. Although there are no current arrangements, understandings or agreements regarding any such acquisition, the Company is in a position to take advantage of any favorable acquisition opportunities that may arise. Future activities of the Company, other than the continuing operations of Sobieski Federal, will be funded through the portion of the net proceeds of the stock conversion retained by the Company, dividends from Sobieski Federal, principal and interest collections on loans purchased from Sobieski Federal and through borrowings from third parties. See "Regulation - Holding Company Regulation" and "-Federal and State Taxation." Activities of the Company may also be funded through sales of additional securities or income generated by other activities of the Company. At this time, there are no plans regarding such activities.

      At  June  30, 1997, the Company had assets of approximately
$81.7 million, deposits of approximately $59.4 million and stockholders' equity of approximately $12.4 million.

      The executive office of the Company is located at 2930 West
Cleveland Road, South Bend, Indiana  46628, telephone (219)  271-
8300.

Sobieski Federal Savings and Loan Association of South Bend

     Sobieski Federal is a federally chartered mutual savings and loan association headquartered in South Bend, Indiana. Sobieski Federal was originally chartered under the laws of the State of Indiana in 1893 and converted to a federally chartered mutual savings and loan association in 1936. Its deposits are insured up to the maximum allowable amount by the Federal Deposit Insurance Corporation (the "FDIC") under the Savings Association Insurance Fund (the "SAIF"). Through its main office and two branch offices, Sobieski Federal serves communities located in St. Joseph County, Indiana.

      Sobieski Federal has been, and intends to continue to be, a community-oriented financial institution offering selected financial products and services to meet the needs of the communities it serves. The Association attracts deposits from the general public and uses such deposits, together with other funds, to originate primarily one-to-four family, fixed-rate and variable-rate residential mortgage loans for retention in its portfolio. In addition, the Association originates a limited number of construction loans, consumer loan, and real estate-backed small business commercial loans. During both fiscal 1997 and 1996, the Association purchased participation interests in commercial loans funded primarily by advances from the Federal Home Loan Bank ("FHLB") of Indianapolis.

Forward-Looking Statements

      When used in this Form 10-KSB and in future filings by the Company with the Securities and Exchange Commission (the "SEC"), in the Company's press releases or other public or shareholder communications, and in oral statements made with the approval of an authorized executive officer, the words or phrases "will likely result," "are expected to," "will continue," "is anticipated," "estimate," "project" or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties, including, among other things, changes in economic conditions in the Company's market area, changes in policies by regulatory agencies, fluctuations in interest rates, demand for loans in the Company's market area and competition, that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. The Company wishes to advise readers that the factors listed above could affect the Company's financial performance and could cause the Company's actual results for future periods to differ materially from any opinions or statements expressed with respect to future periods in any current statements.

     The Company does not undertake-and specifically declines any obligation-to publicly release the result of any revisions which may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

Lending Activities

       General.   The  Association  has  historically  originated
primarily fixed-rate one- to four- family mortgage loans for retention in its portfolio. Since September 1994, the Association has begun to originate adjustable-rate mortgage loans for retention in its portfolio. However, in response to customer demand, the Association continues to originate fixed rate-rate mortgage loans. Such loans are primarily for terms of up to 20 years.

       While the Association primarily focuses its lending activities on the origination of loans secured by first mortgages on owner-occupied one-to-four family residences, to a much lesser extent, it also originates construction and consumer loans. During fiscal 1997 and 1996 the Association purchased participation interests in commercial loans funded with short-term advances from the FHLB. The Association has in the past purchased participations of the Small Business Administration (the "SBA") and originated a limited number of commercial real estate loans. Substantially all of the Association's loans are originated in its market area. At June 30, 1997, the Association's net loan portfolio totaled $61.1 million.

      The loan committee, comprised of three members of the Board on a three-month rotating basis, has authority to approve loans up to $250,000; any loans over $250,000 must be approved by the entire Board of Directors.

      Under regulations of the Office of Thrift Supervision (the "OTS"), the Association's loans-to-one-borrower limit is generally limited to the greater of 15% of unimpaired capital and surplus or $500,000. See "Regulation - Federal Regulation of Savings Associations." At June 30, 1997, the maximum amount which the Association could loan to any one borrower and the borrower's related entities was $1,554,000. At June 30, 1997, the Association had no loans with aggregate outstanding balances in excess of this amount. At that date, the Association's largest lending relationship to a single borrower or group of related borrowers totaled $1,399,000.

      All of the Association's lending is subject to its written underwriting standards and loan origination procedures. Decisions on loan applications are made on the basis of detailed applications and property valuations. Properties securing real estate loans made by Sobieski Federal are generally appraised by Board-approved independent appraisers. In the loan approval process, Sobieski Federal assesses the borrower's ability to repay the loan, the adequacy of the proposed collateral, the employment stability of the borrower and the credit worthiness of the borrower.

      The Association requires evidence of marketable title and lien position or appropriate title insurance (except on certain home equity loans) on all loans secured by real property. The Association also requires fire and extended coverage casualty insurance in amounts at least equal to the lesser of the principal amount of the loan or the value of improvements on the property, depending on the type of loan. As required by federal regulations, the Association also requires flood insurance to protect the property securing its interest if property is located in a designated flood area.





      Loan Portfolio Composition. The following information presents the composition of the Company's loan portfolio in dollar amounts and in percentages (before deductions for loans in process, deferred fees and discounts and allowances for loan losses) as of the dates indicated.

At June 30,
                                 1997                   1996          1995
                               Amount  Percent  Amount   Percent  Amount
Percent
                                                  (Dollars in Thousands)
Real Estate Loans:
One- to-four family .......    $55,714  89.5%   $48,748  89.8%   $47,276  93.1%
Commercial ................      2,455   4.0      2,783   5.1      3,123   6.1
Construction ..............        869   1.4        797   1.5        225    .4
Total real estate loans         59,038  94.9     52,328  96.4     50,624  99.6

Other Loans:
Deposit loans .............        147    .2        176    .3        168    .3
Commercial business loans .      3,059   4.9      1,783   3.3         11    .1

Total other loans .........      3,206   5.1      1,959   3.6        179    .4
Total loans ...............     62,244 100.0%    54,287 100.0%    50,803 100.0%
          Less:
Loans in process ..........        882              802              224
Deferred fees and discounts         27              171              270
Allowance for loan losses          200              200              200
Total loans receivable, net    $61,135          $53,114          $50,109



The following table shows the composition of the Company's loan portfolio by fixed- and adjustable-rate loans at the dates indicated.

                                                 At June 30,
                                 1997                1996           1995
                              Amount Percent   Amount  Percent Amount   Percent
                                             (Dollars in Thousands)
Fixed-Rate Loans:
Real estate:
One- to-four family .....    $51,031  82.0%   $46,952  86.5%  $45,729  90.0%
Commercial ..............        ---   ---        ---   ---       314    .6
Construction ............        869   1.4        636   1.2       ---   ---
Total real estate loans       51,900  83.4     47,588  87.7    46,043  90.6
Consumer ................        147    .2        176    .3       168    .3
Commercial business .....      1,899   3.1        ---   ---       ---   ---
Total fixed-rate loans ..     53,946  86.7     47,764  88.0    46,211  90.9

Adjustable-Rate Loans:
Real estate:
One-to-four family ......      4,683   7.5      1,796   3.3     1,547   3.1
Commercial ..............      2,455   3.9      2,783   5.1     2,809   5.5
Construction ............        ---   ---        161    .3       225    .4
Total Real estate loans        7,138  11.4      4,740   8.7     4,581   9.0
Commercial business .....      1,160   1.9      1,783   3.3        11    .1
Total adjustable-rate loans    8,298  13.3      6,523  12.0     4,592   9.1
Total loans .............     62,244  100.0%   54,287 100.0%   50,803 100.0%

Less:
Loans in process ........        882              802             224
Deferred fees and discounts       27              171             270
Allowance for loan losses        200              200            200
Total loans receivable, net $ 61,135          $53,114        $50,109

     The following schedule illustrates the amortization schedule by contractual maturity of the Company's loan portfolio at June 30, 1997. Loans which have adjustable or renegotiable interest rates are shown as maturing in the period during which the contract is due. The schedule does reflect scheduled principal amortization but does not reflect the effects of possible prepayments or enforcement of due-on-sale clauses.

                                        Real Estate
                         One- to-Four
Commercial
                            Family   Commercial Construction(2)  Consumer
Business Total                                                   (Dollars in
Thousands)
Due during the twelve
months ending June 30,
1998 (1) ...............  $ 9,120    $     145    $   869     $    47    $1,213
$ 11,394
1999 ...................    2,441          155        ---          50        53
2,699
2000 ...................    2,641          168        ---          50        50
2,909
2001 and 2002 ..........    5,951          383        ---         ---     1,743
8,077
2003 to 2007 ...........   20,525        1,229        ---         ---       ---
21,754
2008 to 2022 ...........   15,036          375        ---         ---       ---
15,411

Total ..................   $55,714    $  2,455    $   869      $  147    $3,059
$ 62,244

Weighted average interest
rate ......                 7.83%        8.33%     8.12%        7.16%     8.62%
7.89%

(1)    Includes  demand  loans, loans having no stated  maturity  and  overdraft loans.
(2)  Represents construction/permanent loans.
      The total amount of loans due after June 30, 1998 that have predetermined interest rates is $49.6 million.
One- to-Four Family Residential Mortgage Lending. Residential loan originations are generated by the Association's marketing efforts, its present customers, walk-in customers and referrals from real estate brokers. Historically, the Association has focused its lending efforts primarily on the origination of fixed-rate loans secured by first mortgages on owner-occupied, single-family residences in its market area. In September 1994, the Association began to originate adjustable rate mortgage ("ARM") loans. At June 30, 1997, the Company's one-to-four family residential mortgage loan portfolio totaled $55.7 million, or 89.5% of the Company's gross loan portfolio.

        The Association currently offers fixed-rate and ARM loans. For the year ended June 30, 1997, the Association originated $15.1 million of one-to-four family real estate loans. At June
30, 1997, the Association had $4.7 million of adjustable-rate mortgage loans, and $51.0 million of fixed-rate mortgage residential loans.

        The Association currently originates fixed-rate loans with terms to maturity up to 30 years. Interest rates charged on these fixed-rate loans are priced on a regular basis according to market conditions. The Association has recently begun to offer adjustable-rate mortgage loans at rates and on terms determined in accordance with market and competitive factors. The Association currently originates one-year ARM loans, with up to 30-year amortization schedule, with a stated interest rate margin over the one-year Constant Maturity Treasury Index. These loans
provide   for  a  2.0%  maximum  annual  cap  and  a  cap  over  the   life   of
the   loan   of   6.0%.    As  a  consequence  of  using  caps,   the   interest
rates on these loans may not be as rate sensitive as is the Association's cost of funds. Currently, all ARM loans originated provide for an interest rate floor below which the interest rate charged may not fall.

        Borrowers with adjustable-rate mortgage loans are qualified at the fully indexed rate. Adjustable-rate loans decrease the risk to the Association associated with changes in interest rates but involve other risks, primarily because as interest rates rise, the payment by the borrower may rise to the extent permitted by the terms of the loan, thereby increasing the potential for default. At the same time, the market value of the underlying property may be adversely affected by higher interest rates.

        Currently, Sobieski Federal will loan up to 85% of the appraised value of the security property without private mortgage insurance ("PMI") on owner occupied one- to-four family loans and
up   to   95%   with  PMI  on  the  sale  price  of  such  security  properties.
Residential loans do not include prepayment penalties, are not assumable and do not produce negative amortization. Real estate loans originated by the Association contain a "due on sale" clause allowing the Association to declare the unpaid principal balance due and payable upon the sale of the security property.

        The loans currently originated by the Association are typically underwritten and documented pursuant to the guidelines of the Federal Home Loan Mortgage Corporation ("FHLMC"). The Association retains all loans originated in its portfolio.

       The Association also originates a limited amount of second mortgage and home equity lines of credit. At June 30, 1997, the Association's second mortgage loans and home equity loans totaled $860,000 and $1.1 million, respectively. Second mortgage loans have fixed or variable rates of interest and have terms up to 15 years. Home equity loans have adjustable interest rates and terms of up to 12 years. These loans are underwritten using similar guidelines as for single family mortgage lending.

       Residential   Construction   Lending.    To   a   limited   extent,   the
Association   also   originates  loans  for  the  construction   of   one-   to-
four family residences. At June 30, 1997, the Association's construction loan portfolio totaled $869,000, or 1.4% of its gross loan portfolio. As of that date, all of these loans were secured by property located within the Association's market area.

        All of the construction loans to individuals for their residences are structured to be converted to permanent loans at the end of the construction phase, which typically runs from four to six months. These construction loans have rates and terms comparable to one- to-four family loans offered by the Association, except that during the construction phase, the borrower pays interest only. The maximum loan-to-value ratio of owner occupied single-family construction loans is 85% without
PMI    and    95%    with    PMI.     Residential   construction    loans    are
generally underwritten pursuant to the same guidelines for originating permanent residential loans.

        Construction loans are obtained primarily from walk-in customers and builder and realtor referrals. The application
process   includes   submission  to  the  Association   of   plans   and   costs
of the project to be constructed. These items are used as a basis to determine the appraised value of the subject property.
Loans are based on the lesser of current appraised value or the cost of construction (land plus building).

         The Association's construction loan agreements generally provide that loan proceeds are disbursed in increments as construction progresses. The Association periodically reviews the progress of the underlying dwelling before disbursements are made. Nevertheless, construction lending is generally considered to involve a higher level of credit risk than one- to four-family residential lending since the risk of loss on construction loans is dependent largely upon the accuracy of the initial estimate of the individual property's value upon completion of the project and the estimated cost (including interest) of the project.

        Commercial Real Estate Lending. Commercial real estate loans at June 30, 1997 totaled $2.5 million. These loans consist of participation certificates guaranteed by the SBA. As of June 30, 1997, all of these participation certificates were performing in accordance with their terms and Sobieski Federal has not experienced any losses on these loans.

       Consumer   and   Commercial  Business  Lending.    To   a   much   lesser
extent,    Sobieski    Federal    has   engaged    in    both    consumer    and
commercial business lending.

        Consumer loans at June 30, 1997 totaled $147,000, or approximately .2% of its gross loan portfolio. These loans consisted of share loans secured by deposit accounts. Even though some of these loans are currently delinquent ($22,000 or 15.0% of total consumer loans at June 30, 1997), they do not entail great risk because they are fully secured by savings deposit accounts with balances exceeding the amount of the loan. Management believes the delinquencies primarily result from timing factors wherein borrowers are waiting for certificates to mature to repay the loans. Historically, losses from consumer loans have been non-existent.

        Commercial business loans at June 30, 1997 totaled $3.1 million or 4.9% of the Company's gross loan portfolio. These loans are purchased participations originated by other financial institutions. The loans are secured by collateral consisting of autos, trucks and an airplane. All of these loans were performing in accordance with their terms at June 30, 1997. See "Business-Asset Quality".

Originations and Purchases of Loan and Mortgage-Backed Securities

        Loan    originations    are   developed   from    continuing    business
with     depositors    and    borrowers,    soliciting    realtors,    builders,
walk-in customers and small business entities.

        While the Association originates both adjustable-rate and fixed-rate loans, its ability to originate loans to a certain extent is dependent upon the relative customer demand for loans in its market, which is affected by the interest rate environment, among other factors. For the year ended June 30, 1997, the Association originated $16.2 million in loans. Originations consisted of $15.1 million in one-to-four family real estate loans, $22,000 of consumer loans and $1.1 million in nonresidential real estate loans.

       Loan   originations   during  the  year  ended   June   30,   1997   were
significantly higher than the prior year. The Association believes the increase is attributable to the lower interest level of refinancing as customers sought to take advantage of historically low interest rates on fixed rate loans. The
Association retains its loan originations in its portfolio and has followed a policy of not selling loan originations in the secondary market.

        During fiscal 1997, the Association purchased $3.0 million of participation interests in commercial loans funded by advances from the FHLB. These purchases were made to increase income, increase liquidity spread, and assist in short-term interest rate risk management.

         In    order    to    supplement    its    lending    activities,    the
Association invests funds in mortgage-backed securities. See Notes B and C of the Notes to Consolidated Financial Statements.
Virtually all of the mortgage-backed securities purchased by the Association have adjustable interest rate features. See "Business - Investment Activities."



       The   following   table   shows  the  loan   origination   and   purchase
activities of the Association for the periods indicated.

                                            Year Ended June 30,
                                    1997      1996       1995
                                                (In Thousands)
Originations:
One- to-four family real estate    $15,081   $11,376   $ 3,045
Consumer loans ................         22        56        75
Non-residential real estate ...      1,114       ---       ---
Total originations ............     16,217    11,432     3,120

Purchases:
Purchases of mortgage-backed
securities ..........                  ---     3,018     1,270
Purchases of SBA certificates ..       ---       ---     2,451
Purchases of commercial business
loans                                3,030       ---       ---
Total purchases ................     3,030     3,018     3,721

Repayments:
Loans ..........................   (11,226)   (8,427)   (6,605)
Mortgage-backed securities .....    (2,126)   (2,136)   (1,840)
Other, net .....................      (134)      (95)      (71)
Total repayments                   (13,486)  (10,658)  ( 8,516)
Net increase (decrease) ........  $   5,761  $ 3,792   $(1,675)

Asset Quality

       General. When a borrower fails to make a required payment on a loan, the Association attempts to cause the delinquency to be cured by contacting the borrower. In the case of loans secured by real estate, a reminder notice is sent to the borrower on all loans over 15 days delinquent. When a loan becomes 15 days delinquent, late charges are assessed and a notice of late
charges   is   sent   to   the   borrower.   An  additional   late   notice   is
sent   to   the   borrower  if  the  delinquency  is   not   cured   within   30
days   of   the   required  payment  date.   If  the  loan   becomes   60   days
delinquent and the borrower has not attempted to contact the Association to arrange an acceptable plan to bring the loan current, the borrower is contacted by telephone. If the borrower contacts the Association with a reasonable explanation for the delinquency, the Association generally will attempt to reach workable accommodations with the borrower to bring the loan current. All proposed workout arrangements are evaluated on a case by case basis, based on the best judgment of the
Association's management, considering, among other things, the borrower's past credit history, current financial status, cooperativeness, future prospects and the reason for the delinquency. If the loan is in excess of 90 days delinquent, the
loan    will   be   referred   to   the   Association's   legal   counsel    for
collection.     In   all   cases,   if  the  Association   believes   that   its
collateral is at risk and added delay would place the collectibility of the balance of the loan in further question, management may refer loans for collection even sooner than the 90 days described below.

        When a loan becomes delinquent 90 days or more, the Association will place the loan on non-accrual status. The loan
will   remain   on   a  non-accrual  status  as  long  as   the   loan   is   90
days delinquent.

        The    following    table    sets   forth   the    Association's    loan
delinquencies   by  type,  by  amount  and  by  percentage   of   type   as   of
June 30, 1997

                         Loans Delinquent For:
          60-89 Days  90 Days and Over  Total Delinquent Loans
             Percent              Percent            Percent
             of Loan              of Loan            of Loan
NumberAmountCategory NumberAmountCategory NumberAmountCategory
                              (Dollars in Thousands)
Real Estate:
One- to-four family  4 $ 61 0.1%  4  $ 188 0.2%  8  $179   0.3%
Consumer (1) ......  -    - 0.0%  1      8 5.4%  1     8   5.4%
Total .............  4 $ 61 0.1%  5  $126  0.2% 11  $187   0.3%

(1) All delinquent consumer loans are secured by savings deposits in the Association.

        Non-Performing Assets. The table below sets forth the amounts and categories of non-performing assets in the Association's loan portfolio. Loans are placed on non-accrual
status    when   the   collection   of   principal   and/or   interest   becomes
doubtful. Foreclosed assets include assets acquired in settlement of loans. The Association had no accruing loans more than 90 days delinquent at the dates shown.


                                   At June 30,
                         1997    1996    1995   1994    1993
                              (Dollars in Thousands)

Non-accruing loans:
One-to-four family .....$  118  $  90  $  35  $  220  $  424
Consumer ...............     8    ---      6      98      29
Total ..................   126     90     41     318     453

Foreclosed assets:
One- to-four family ....    11    ---     19     104      16
Total ..................    11    ---     19     104      16

Total non-performing
assets .................$  137 $  90   $  60  $  422  $  469
Total as a percentage of
total assets ...........  .17%   .12%  .08%    0.57%   0.64%

       For   the   year   ended   June   30,   1997,   gross   interest   income
which would have been recorded had the non-accruing loans been current in accordance with their original terms amounted to $8,000.
        At   June   30,   1997,   the   Association   had   $126,000   of   non-
accruing loans consisting of four one-to-four family delinquent loans and one consumer loan.

       Other Loans of Concern. At June 30, 1997, there were no loans not included in the table or discussed above where known information about the possible credit problems of borrowers caused management to have doubts as to the ability of the borrower to comply with present loan repayment terms and which may result in disclosure of such loans in the future.

        Classified    Assets.     Federal   regulations    provide    for    the
classification of loans and other assets, such as debt and equity securities considered by the OTS to be of lesser quality, as "substandard," "doubtful" or "loss." An asset is considered "substandard" if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. "Substandard" assets include those characterized by the "distinct possibility" that the insured institution will sustain "some loss" if the deficiencies are not corrected. Assets classified as "doubtful" have all of the weaknesses inherent in those classified "substandard" with the added characteristic that the weaknesses present make "collection or liquidation in full" on the basis of currently existing facts, conditions and values, "highly questionable and improbable." Assets classified as "loss" are those considered "uncollectible" and of such little value that their continuance as assets without the establishment of a specific loss reserve is not warranted.

        When an insured institution classifies problem assets as either substandard or doubtful, it may establish general allowances for loan losses in an amount deemed prudent by management. General allowances represent loss allowances which have been established to recognized the inherent risk associated with lending activities, but which, unlike specific allowances, have not been allocated to particular problem assets. When an insured institution classifies problem assets as "loss," it's required either to establish a specific allowance for losses equal to 100% of that portion of the asset so classified or to charge-off such amount. An institution's determination as to the classification of its assets and the amount of its valuation allowances is subject to review by the regulatory authorities, who may order the establishment of addition general or specific loss allowances.

       In   connection   with   the  filing  of  its   periodic   reports   with
the OTS and in accordance with its classification of assets policy, the Association regularly reviews problem loans and real estate acquired through foreclosure to determine whether such assets require classification in accordance with applicable regulations. On the basis of management's review of its assets,
at    June   30,   1997,   the   Association   had   classified   a   total   of
$126,000   of   its  assets  as  substandard,  $0  as  doubtful,   and   $0   as
loss. At June 30, 1997, total classified assets comprised $126,000 or 1.4% of the Association's capital, or 0.17% of the Association's total assets.

       Allowance   for   Loan  Losses.   The  allowance  for  loan   losses   is
established    through    a    provision    for    loan    losses    based    on
management's    evaluation    of    the    risk    inherent    in    its    loan
portfolio and changes in the nature and volume of its loan activity, including those loans which are being specifically monitored by management. Such evaluation, which includes a review of loans for which full collectibility may not be reasonably assured, considers among other matters, the loan classifications discussed above, the estimated fair value of the underlying collateral, economic conditions, historical loan loss experience, the amount of loans outstanding and other factors that warrant recognition in providing for an adequate loan loss allowance. A significant factor considered in the unallocated allowance was the historically low level of loans other than one-to-four family real estate loans. Management recognizes that as loan growth continues additional provisions to the allowance may be required.

        Real estate properties acquired through foreclosure are recorded at the lower of cost or fair value minus estimated cost to sell. If fair value at the date of foreclosure is lower than the balance of the related loan, the difference will be charged-off to the allowance for loan losses at the time of transfer. Valuations are periodically updated by management and if the value declines, a specific provisions for losses on such property is established by a charge to operations.

         Although    management    believes    that    it    uses    the    best
information available to determine the allowance, unforeseen market conditions could result in adjustments and net earnings could be significantly affected if circumstances differ substantially from the assumptions used in making the final determination. Future additions to the Association's allowance for loan losses will be the result of periodic loan, property and collateral reviews and thus cannot be predicted in advance. In addition, federal regulatory agencies, as an integral part of the examination process, periodically review the Association's allowance for loan losses. Such agencies may require the Association to recognize additions to the allowance level based upon their judgment of the information available to them at the
time   of   their   examination.   At  June  30,  1997,  the   Association   had
a total allowance for losses on loans of $200,000 representing 159% of total non-performing loans and .21% of the Association's loans, net. See Note D of the Notes to Consolidated Financial Statements.

        The    following    table    sets   forth    an    analysis    of    the
Association's allowance for loan losses.

                                        Year Ended June 30,
                                    1997     1996         1995
                                (Dollars in Thousands)
Balance at beginning of period ..   $200      $200        $200

Charge-offs: (1)
One- to-four family                  ---       ---         10
Recoveries:(1)
One- to-four family                  ---       ---        ---
Provision charged to
operations                           ---       ---         10

Balance at end of period .          $200      $200       $200

Ratio of net charge-offs to average
loans outstanding during the period   ---%     ---%       .02%

Ratio of net charge-offs to average
non-performing assets during the
period .............                 ---%      ---%      4.88%

(1) Excludes net gain on sale of real estate owned in the amount of $8,611 for the year ended June 30, 1995.  These gains were included in other operating expenses or other noninterest income.
       The   distribution   of   the   Company's   allowance   for   losses   on
loans at the dates indicated is summarized as follows:
























                                                  At June 30,
                               1997                    1996                1995
                                Percent                 Percent
Percent
               Loan Loss Total of Total Loan Loss Total of Total Loan Loss Total
of Total
                AllowanceLoans  Loans   Allowance Loans Loans    Allowance Loans
Loans
(Dollars in thousands)
One- to four-
 family ......$   12  $55,693  90.80%  $  8  $48,575   91.11%  $  4  $47,276
93.97%
Unallocated ..   188    5,642   9.20    192    4,739    8.89    196    3,022
6.03
Total (1)..... $ 200 $ 61,335 100.0%   $200  $53,314  100.0%   $200  $50,309
100.0%

(1) Total loans represent the amount before deducting the loan loss allowance.

















Investment Activities

        General. Sobieski Federal must maintain minimum levels of investments that qualify as liquid assets under OTS regulations.
Liquidity may increase or decrease depending upon the availability of funds and comparative yields on investments in relation to the return on loans. Historically, the Association has generally maintained liquid assets at levels above the minimum requirements imposed by the OTS regulations and at levels
believed   adequate   to   meet   the   requirements   of   normal   operations,
including repayments of maturing debt and potential deposit outflows. Cash flow projections are regularly reviewed and updated to assure that adequate liquidity is maintained. At June 30, 1997, the Association's liquidity ratio (liquid assets as a
percentage    of    net    withdrawable    savings    deposits    and    current
borrowings) was 6.07%.

        Federally chartered savings institutions have the authority to invest in various types of liquid assets, including United States Treasury obligations, securities of various federal agencies, certain certificates of deposit of insured banks and savings institutions, certain bankers' acceptances, repurchase agreements and federal funds. Subject to various restrictions, federally chartered savings institutions may also invest their assets in commercial paper, investment grade corporate debt securities and mutual funds whose assets conform to the investments that a federally chartered savings institution is otherwise authorized to make directly.

        Generally, the investment policy of the Association, as established by the Board of Directors, is to invest funds among various categories of investments and maturities based upon the
Association's       liquidity       needs,      asset/liability       management
policies, investment quality, marketability and performance objectives. The Investment Committee consists of two outside directors, Robert J. Urbanski and Joseph F. Nagy, plus President and Chief Executive Officer Thomas F. Gruber and Vice President of Finance Arthur Skale. Subject to the policies established by the Board of Directors, President Gruber and Vice President
Skale are authorized to purchase and sell securities. All securities transactions are disclosed to the Board of Directors at their next regular meeting.

          Mortgage-Backed Securities. The Association purchases mortgage-backed securities to supplement residential loan production and as part of its asset/liability strategy. The type of securities purchased is based upon the Association's asset/liability management strategy and balance sheet objectives. For instance, substantially all of the mortgage-backed investments purchased by the Association over the last several years have had adjustable rates of interest. At June 30, 1997, the amortized cost of the Association's mortgage-backed securities was $13.7 million and the market value of these mortgage-backed securities was $13.4 million at that date.

       At June 30, 1997, $11.9 million or 87% of the Association's mortgage-backed securities have been classified as held-to-maturity and, accordingly, are included in its financial statements at amortized cost. Mortgage-backed securities with an amortized cost of $1.8 million have been classified as available-for-sale and are included in the financial statements at fair value. The Association's investment securities portfolio was $2.3 million at June 30, 1997. Of that amount, $1.3 million or 56% was classified as available-for-sale and $1.0 million or 44%
was classified as held-to-maturity. See Note C of the Notes to Consolidated Financial Statements for additional information regarding the amortized cost and approximate market value of the Association's mortgage-backed securities as of June 30, 1997.

       As of June 30, 1997, all of the Association's mortgage-backed securities were backed by government sponsored agency
programs.        Accordingly,      management      believes       that       the
Association's mortgage-backed securities are generally resistant to credit problems.

          The Association's mortgage-backed securities portfolio consists of securities issued under government-sponsored agency programs, including those of the Federal National Mortgage
Association    ("FNMA"),   FHLMC   and   the   Government   National    Mortgage
Association ("GNMA"). The FNMA, FHLMC and GNMA certificates are modified pass-through mortgage-backed securities that represent undivided interests in underlying pools of fixed-rate, or certain types of adjustable-rate, predominantly single-family and, to a lesser extent, multi-family residential mortgages issued by those government-sponsored entities. As a result, the interest rate risk characteristics of the underlying pool of mortgages, i.e., fixed rate or adjustable rate, as well as prepayment risk, are passed on to the certificate holder. FNMA and FHLMC generally provide the certificate holder a guarantee of timely payments of interest and ultimate collection of principal, whether or not collected. GNMA's guarantee to the holder is timely payments of principal and interest, backed by the full faith and credit of the U.S. Government.

        Mortgage-backed securities generally yield less than the loans that underlie such securities, because of the cost of payment guarantees or credit enhancements that reduce credit risk to holders. Since federal agency mortgage-backed securities generally carry a yield approximately 50 to 100 basis points below that of the corresponding type of residential loan (due to the implied federal agency guarantee fee and the retention of a
servicing   spread   by   the   loan  servicer),   in   the   event   that   the
proportion of the Association's assets consisting of mortgage-backed investments increase in the future, the Association's assets yields would be adversely affected. Mortgage-backed securities are also more liquid than individual mortgage loans and may be used to collateralize obligations of the Association. In general, mortgage-backed securities issued or guaranteed by
FNMA and FHLMC are weighted at no more than 20% for risk-based capital purposes, and mortgage-backed securities issued or guaranteed by GNMA are weighted at 0% for risk-based capital purposes, compared to an assigned risk weighing of 50% to 100% for whole residential mortgage loans.

       While mortgage-backed securities carry a reduced credit risk as compared to whole loans, such securities remain subject to the risk that a fluctuating interest rate environment, along with other factors such as the geographic distribution of the underlying mortgage loans, may alter the prepayment rate of such mortgage loans and so affect to the prepayment speed, and value, of such securities. Mortgage-backed securities involve a risk that actual prepayments will differ from estimated prepayments over the life of the security which may require adjustments to the amortization of any premium or accretion of any discount relating to such instruments, thereby reducing the net yield on such securities. There is also reinvestment risk associated with the cash flows from such securities. In addition, the market value of such securities may be adversely affected by changes in interest rates. The adjustable rate and/or short maturity of the Association's portfolio is designed to minimize that risk.

        Investment Securities and Other Interest-Earning Assets. At June 30, 1997, Sobieski Federal's interest-bearing deposits with financial institutions totaled $94,000, or .1% of total assets, and its investment securities, consisting of U.S. Treasury obligations totaled $2.3 million, or 2.8% of total assets. In addition, as of such date, the Association had a $636,000 investment in FHLB stock, satisfying its requirement for membership in the FHLB of Indianapolis. It is the Association's general policy to purchase securities which are U.S. Government securities or federal agency obligations or other issues that are rated investment grade. At June 30, 1997, the average term to maturity or repricing of the securities portfolio (excluding FHLB stock) was less than two years.

        The    Association's   investment   securities   portfolio    at    June
30, 1997 contained neither tax-exempt securities nor securities of any issuer with an aggregate book value in excess of 10% of the Association's equity capital, excluding those issued by the United State Government or its agencies.









       The following table sets forth the contractual maturities of the Association's mortgage-backed securities at June 30, 1997.

               6 Months  6 Months  1 to 3  3 to 5  5 to 10 10 to 20  Over 20
June 30, 1997
           or Less  to 1 Year  Years  Years   Years   Years  Years  Balance
Outstanding
                                   (In Thousands)

Federal Home Loan Mortgage Corporation:
  Fixed-rate .................$  2    $  2  $   7  $  9  $  33  $  11  $  ---  $
64
  Adjustable-rate ............  39      40    133   164    425  1,429     ---
2,230

Federal National Mortgage Association:
 Fixed-rate ..................   3       3     13     7     21      9     ---
56
 Adjustable-rate ............. 112     111    459   485  1,592  4,707     ---
7,466

Government National Mortgage Association:
  Fixed-rate .................   9       9     42    49    162    608     507
1,386
  Adjustable-rate ............  24      24     97   108    324    972     623
2,172

  Net premiums and discounts . ---     ---    ---   ---    ---    ---     ---
336

                              $189   $ 189  $ 751  $822 $2,557 $7,736  $1,130
$13,710

      The following table sets forth the composition of the Association's investment and mortgage-backed securities at the dates indicated.


                                                            At      June     30,
 .
                                      1997               1996           1995
                                    Book  % of    Book        % of  Book      %
of
                                     Value  Total     Value     Total      Value
Total                                                                   (Dollars
in Thousands)

Investment securities:
U. S. government securities (1) $  2,297  78.3  $  3,785  71.0%  $  1,704
53.1%
U. S. government securities
mutual fund ...................      ---   ---       909  17.1        870   27.1
Subtotal ......................    2,297  78.3     4,694  88.1      2,574   80.2



FHLB stock ....................      636  21.7       636  11.9        636   19.8
Total investment securities
and FHLB stock ................ $  2,933 100.0%  $ 5,330 100.0%  $  3,210
100.0%

Other interest-earning assets:
Interest-bearing deposits with
financial institutions ........ $    292 100.0%  $   533  80.8%  $  2,371
43.3%
Federal funds sold ............      ---   ---       127  19.2      3,111   56.7
Total ......................... $    292 100.0%  $   660 100.0%  $  5,482
100.0%

Mortgage-backed securities:
GNMA .........................  $  3,558  26.0%  $ 4,064  25.2%  $  2,494
16.2%
FNMA ..........................    7,522  54.8     8,852  54.8      9,165   59.7
FHLMC .........................    2,294  16.7     2,846  17.6      3,311   21.6
Subtotal ......................   13,374  97.5    15,762  97.6     14,970   97.5

Unamortized premium, net . . ..      336   2.5       390   2.4        394    2.5
Total mortgage-backed securities$ 13,710 100.0% $ 16,152 100.0%   $15,364
100.0%

(1)The average remaining life of U.S. government securities June 30, 1997 was less than two years.



       The   composition   and   maturities   of   the   investment   securities
portfolio,   excluding   FHLB   stock,   are   indicated   in   the    following
table.

                            June 30, 1997
                Less than      1 to 5    5 to 10
                  1 Year        Years     Years       Total
                  Book    Value     Book   Value     Book   Value   Book   Value
(Dollars in Thousands)
U.S. Government
securities .... $   800      $  497       $1,000     $2,297

Total ......... $   800      $  497       $1,000     $2,297

Weighted average
yield ........    4.81%       5.97%        8.00%      6.45%

Sources of Funds

        General. The Association's primary sources of funds are deposits, payment of principal and interest on loans, interest earned on mortgage-backed securities, investment securities, interest earned on interest-bearing deposits with other financial institutions, and other funds provided from operations.

        Deposits. Sobieski Federal offers a variety of deposit accounts having a wide range of interest rates and terms. The Association's deposits consist of passbook, NOW, checking, money market deposit and certificate accounts. The certificate accounts currently range in terms from 91 days to four years.

        The Association relies primarily on advertising (including television, radio, and newspaper), competitive pricing policies and customer service to attract and retain these deposits. Sobieski Federal solicits deposits from its market area only,
does   not   use   brokers   to  obtain  deposits  and   currently,   does   not
engage    in    any   type   of   premium,   gift   or   promotional    programs
beyond the advertising vehicles mentioned above. The flow of deposits is influenced significantly by general economic conditions, changes in money market and prevailing interest rates and competition.

        The Association has become more susceptible to short-term fluctuations in deposit flows as customers have become more interest rate conscious. The Association endeavors to manage the pricing of its deposits in keeping with its asset/liability management and profitability objectives. The ability of the
Association to attract and maintain savings accounts and certificates of deposit, and the rates paid on these deposits,
has   been   and   will  continue  to  be  significantly  affected   by   market
conditions.




       The   following   table   sets   forth   the   savings   flows   at   the
Association during the periods indicated.

                                        1997             1996               1995
 .
Opening balance .............  $61,227      $63,142      $67,092
Net withdrawals .............   (2,332)      (2,499)      (4,603)
Interest credited (1) .......      492          584          653

Ending balance ..............  $59,387      $61,227      $63,142

Net decrease ................ $ (1,840)    $ (1,915)    $ (3,950)

Percent decrease ............   (3.01)%      (3.03)%     (5.89)%


(1)   Includes   interest   credited  to  passbook,   NOW   and   money   market
deposit accounts, but not certificates of deposit.











The following table set forth the dollar amount of savings deposits in the various types of deposit programs offered by the Association at the dates indicated.

                                                       At June 30,
                                              1997              1996
1995
                                               Percent          Percent
Percent
                                        Amount of Total Amount of Total Amount
of Total
                                                         (Dollars in Thousands)
Transaction and Savings Deposits:
Passbook accounts:
June 30, 1997, June 30, 1996 and June 30, 1995-
2.50% .................................  $15,170  25.5% $15,909 26.0%   $16,342
25.9%

NOW accounts:
June 30, 1997, June 30, 1996 and June 30, 1995-
2.75% .................................   3,876   6.5    2,454  4.0       2,357
3.7

Money market accounts:
June 30, 1997, June 30, 1996 and June 30, 1995-
2.75% to 3.00% .....................     2,172    3.7    2,272  3.7       2,360
3.7
Total Non-Certificates .............    21,218   35.7   20,635  33.7     21,059
33.3

Certificates:

3.51 - 4.00% .......................       262     .4      318   .5       5,425
8.6
4.01 - 6.00% .......................    27,551   46.4   26,560 43.4      23,930
37.9
6.01 - 8.00% .......................    10,355   17.4   13,714 22.4      12,728
20.2

Total Certificates .................    38,168   64.3   40,592 66.3      42,083
66.7
Total Deposits .....................   $59,386  100.0% $61,227 100.0%   $63,142
100.0%

The   following   table   shows   rate  and   maturity   information   for   the
Association's certificates of deposit as of June 30, 1997.

                     3.51-  4.01-   6.01-           Percent
                     4.00%  6.00%   8.00%   Total   of Total
                                   (Dollars in Thousands)
Certificate accounts maturing
in quarter ending:
September 30, 1997 .$ 262 $ 5,864  $  256  $  6,382 16.72%
December 31, 1997 ..  ---   4,933     468     5,401 14.15
March 31, 1998 .....  ---   3,977     134     4,111 10.77
June 30, 1998 ......  ---   2,835     143     2,978  7.80
September 30, 1998 .  ---   3,333   1,050     4,383 11.48
December 31, 1998 ..  ---   1,204   1,836     3,040  7.96
March 31, 1999 .....  ---     119   2,855     2,974  7.79
June 30, 1999 ......  ---      55   3,008     3,063  8.03
September 30, 1999 .  ---     654     606     1,260  3.30
December 31, 1999 ..  ---     614     ---       614  1.61
March 31, 2000 .....  ---   1,018     ---     1,018  2.67
June 30, 2000 ......  ---   1,049     ---     1,049  2.75
Thereafter .........  ---   1,896     ---     1,896  4.97

Total ..............$ 262 $27,551 $10,356   $38,169 100.0%

Percent of total ... .69%  72.18%   27.13%   100.0%

     The following table indicates the amount of the Association's certificates of deposit by time remaining until maturity as of June 30, 1997.

                                                                        Maturity
(In Thousands)
               3 months Over 3 to Over 6 to Over 12
               or less  6 months 12 months months   Total

Certificates of
deposit less
 than $100,000
              $  6,266  $4,901 $6,647  $18,119  $35,933
Certificates of
deposit of
$100,000 or more
                  116     501    442    1,177    2,236
Total certificates
 of deposit .............
              $ 6,382  $5,402 $7,089  $19,296  $38,169

        Borrowings. Although deposits are the Association's primary source of funds, the Association may utilize FHLB advances or other borrowings to support lending activities and to assist the Association's asset/liability management strategy when they are a less costly source of funds and may be invested at a positive interest rate spread or when the Association desires additional capacity to fund loan demand. At June 30, 1997, the Association had borrowings of $9.5 million.

Service Corporation Activities

       As   a   federally   chartered   savings  bank,   Sobieski   Federal   is
permitted   by  OTS  regulations  to  invest  up  to  2%  of  its   assets,   or
approximately   $1.5   million  in  the  stock  of,   or   loans   to,   service
corporation subsidiaries. Sobieski Federal may invest an additional 1% of its assets in service corporations where such additional funds are used for inner-city or community development purposes and up to 50% of its total capital in conforming loans to service corporations in which it owns more than 10% of the capital stock. In addition to investments in service corporations, federal associations are permitted to invest an
unlimited    amount    in    operating   subsidiaries    engaged    solely    in
activities   in   which   a  federal  association  may   engage   in   directly.
At    June    30,    1997,    Sobieski   Federal   had   no    active    service
corporation activities.

Competition

         Sobieski Federal faces strong competition, both in originating real estate loans and in attracting deposits. Competition in originating real estate loans comes primarily from commercial banks, savings institutions, mortgage bankers and credit unions located in the Association's market area. Commercial banks, savings institutions and credit unions provide vigorous competition in consumer lending. The Association competes for real estate and other loans principally on the basis of the quality of services it provides to borrowers, the interest rates and loan fees it charges, and the types of loans it originates. See "Business - Lending Activities."

        The Association attracts all of its deposits through its retail banking offices, primarily from the communities in which those retail banking offices are located. Therefore, competition for those deposits is principally from commercial banks, savings banks, brokerage firms and credit unions located in these communities. The Association competes for these deposits by offering a variety of account alternatives at competitive rates and by providing convenient business hours, branch locations and interbranch deposit and withdrawal privileges.

Employees

       At   June   30,  1997,  the  Association  had  a  total   of   20   full-
time and 4 part-time employees. The Association's employees are not represented by any collective bargaining group. Management considers its employee relations to be good.

Executive Officers Who Are Not Directors

        The   business   experience   of   each   executive   officer   of   the
Association   and  the  Holding  Company  who  is  not  also   a   director   is
set forth below.

        Marsha Nafrady, age 43, Ms. Nafrady is secretary/treasurer of the Association. In that capacity she oversees teller operations of the Cleveland main branch facility. Ms. Nafrady joined the Association in 1973.

        Arthur Skale, age 56. Mr. Skale is currently Chief Financial Officer. In that capacity, he is responsible for the investment, cash management and budget planning of the Association. Mr. Skale joined the Association in 1997.

                           REGULATION

General

       Sobieski Federal is a federally chartered savings and loan association, the deposits of which are federally insured and
backed    by    the    full   faith   and   credit   of   the   United    States
Government.     Accordingly,   Sobieski   Federal   is    subject    to    broad
federal   regulation   and   oversight  extending   to   all   its   operations.
The   Association   is   a   member  of  the  FHLB  of   Indianapolis   and   is
subject to certain limited regulation by the Board of Governors of the Federal Reserve System ("Federal Reserve Board"). As the savings and loan holding company of the Association, the Holding Company also is subject to federal regulation and oversight. The
purpose    of    the   regulation   of   the   Holding   Company    and    other
holding companies is to protect subsidiary savings associations. The Association is a member of the Savings Association Insurance Fund ("SAIF") and the deposits of the Association are insured by the FDIC. As a result, the FDIC has certain regulatory and examination authority over the Association.

        Certain    of    these   regulatory   requirements   and    restrictions
are discussed below or elsewhere in this document.

Federal Regulation of Savings Associations

        The    OTS   has   extensive   authority   over   the   operations    of
savings associations. As part of this authority, the Association is required to file periodic reports with the OTS and is subject to periodic examinations by the OTS and the FDIC. The last regular OTS and FDIC examinations of the Association were as of July 1995 and February 1997, respectively. Under agency scheduling guidelines, it is likely that another examination will be initiated in the near future. When there examinations are conducted by the OTS and the FDIC, the examiners may require the Association to provide for higher general or specific loan loss reserves.

        All savings associations are subject to a semiannual assessment, based upon the savings association total assets to fund the operations of the OTS. The Association's OTS assessment for the fiscal year ended June 30, 1997 was $26,000.

       The   OTS   also   has   extensive   enforcement   authority   over   all
savings institutions and their holding companies, including the Association and the Holding Company. This enforcement authority includes, among other things, the ability to assess civil money penalties, to issue cease- and-desist or removal orders and to initiate injunctive actions. In general, these enforcement actions may be initiated for violations of laws and regulation and unsafe or unsound practices. Other actions or inactions may provide the basis for enforcement action, including misleading or untimely reports filed with the OTS. Except under certain circumstances, public disclosure of final enforcement actions by the OTS is required.

       In addition, the investment, lending and branching authority of the Association is prescribed by federal laws and regulations, and it is prohibited from engaging in any activities not permitted by such laws and regulations. For instance, no savings institution may invest in non-investment grade corporate debt securities. In addition, the permissible level of investment by federal associations in loans secured by non-residential real
property    may    not   exceed   400%   of   total   capital,    except    with
approval    of    the    OTS.    Federal   savings   associations    are    also
generally authorized to branch nationwide. The Association is in compliance with the noted restrictions.

        The Association's general permissible lending limit for loans-to-one-borrower is equal to the greater of $500,000 or 15% of unimpaired capital and surplus (except for loans fully secured by certain readily marketable collateral, in which case this limit is increased to 25% of unimpaired capital and surplus). At
June    30,    1997,    the    Association's   lending    limit    under    this
restriction was $1,554,000. The Association is in compliance with the loans-to-one-borrower limitation.

       The   OTS,   as   well  as  the  other  federal  banking  agencies,   has
adopted guidelines establishing safety and soundness standards on such matters as loan underwriting and documentation, asset quality, earnings standards, internal controls and audit systems, interest rate risk exposure and compensation and other employee benefits. Any institution which fails to comply with these standards must submit a compliance plan. A failure to submit a plan or to comply with an approved plan will subject the institution to further enforcement action.

Insurance of Accounts and Regulation by the FDIC

        Sobieski    Federal   is   a   member   of   the    SAIF,    which    is
administered by the FDIC. Deposits are insured up to applicable limits by the FDIC and such insurance is backed by the full faith
and   credit   of   the  United  States  Government.   As  insurer,   the   FDIC
imposes deposit insurance premiums and is authorized to conduct examinations of and to require reporting by FDIC-insured institutions. It also may prohibit any FDIC-insured institution
from   engaging   in   any   activity   the  FDIC   determines   by   regulation
or order to pose a serious risk to the FDIC. The FDIC also has the authority to initiate enforcement actions against savings associations, after giving the OTS an opportunity to take such action, and may terminate the deposit insurance if it determines that the institution has engaged or is engaging in unsafe or unsound practices, or is in an unsafe or unsound condition.

       The FDIC's deposit insurance premiums are assessed through a risk-based system under which all insured depository institutions are placed into one of nine categories and assessed insurance premiums, ranging from 0% to .27% of deposits, based upon their level of capital and supervisory evaluation. Under the system, institutions classified as well capitalized (i.e., a core capital ratio of at least 5%, a ratio of Tier 1 or core capital to risk-
weighted assets ("Tier 1 risk-based capital") of at least 6% and a risk-based capital ratio of at least 10%) and considered healthy would pay the lowest premium while institutions that are less than adequately capitalized (i.e., core and Tier 1 risk-
based   capital   ratios   of   less   than   4%   or   a   risk-based   capital
ratio of less than 8%) and considered of substantial supervisory concern would pay the highest premium. Risk classification of all insured institutions will be made by the FDIC for each semi-annual assessment period.

       The FDIC is authorized to increase assessment rates, on a semiannual basis, if it determines that the reserve ratio of the SAIF will be less than the designated reserve ratio of 1.25% of SAIF insured deposits. In setting these increased assessments, the FDIC must seek to restore the reserve ratio to the designated reserve level, or such higher reserve ratio as established by the
FDIC. In addition, under FDICIA, the FDIC may impose special assessments on SAIF members to repay amounts borrowed from the United States Treasury or for any other reason deemed necessary by the FDIC.

       As is the case with the SAIF, the FDIC is authorized to adjust the insurance premium rates for banks that are insured by the Bank Insurance Fund (the "BIF") of the FDIC in order to maintain the reserve ratio of the BIF at 1.25% of BIF insured deposits. The FDIC has revised the premium schedule of BIF insured institutions to provide a range of .04% to .31% of deposits in anticipation of the BIF achieving its statutory reserve ratio. As a result, such institutions generally will pay lower insurance premiums than SAIF insured institutions. The revisions became effective in the third quarter of 1996.

       The FDIC is authorized to increase assessment rates, on a semiannual basis, if it determines that the reserve ratio of the SAIF will be less than the designated reserve ratio of 1.25% of SAIF insured deposits. In setting these increased assessments, the FDIC must seek to restore the reserve ratio to that designated reserve level, or such higher reserve ratio as established by the FDIC. The FDIC may also impose special assessments on SAIF members to repay amounts borrowed from the United States Treasury or for any other reason deemed necessary by the FDIC.

       For   the   first   six   months  of  1995,   the   assessment   schedule
for   members   of   the   Bank  Insurance  Fund  ("BIF")   and   SAIF   members
ranged   from   .23%   to  .31%  of  deposits.   As  is  the   case   with   the
SAIF,    the   FDIC   is   authorized   to   adjust   the   insurance    premium
rates for banks that are insured by the BIF of the FDIC in order to maintain the reserve ratio of the BIF at 1.25% of BIF insured deposits. As a result of the BIF reaching its statutory reserve ratio the FDIC revised the premium schedule for BIF insured institutions to provide a range of .04% to .31% of deposits. The revisions became effective in the third quarter of 1995. In addition, the BIF rates were further revised, effective January 1996, to provide a range of 0% to .27%. The SAIF rates, however, were not adjusted. At the time the FDIC revised the BIF premium schedule, it noted that, absent legislative action (as discussed below), the SAIF would not attain its designated reserve ratio until the year 2002. As a result, SAIF insured members would continue to be generally subject to higher deposit insurance premiums than BIF insured institutions until, all things being equal, the SAIF attained its required reserve ratio.

        In order to eliminate this disparity and any competitive disadvantage between BIF and SAIF member institutions with respect to deposit insurance premiums, legislation to recapitalize the SAIF was enacted in September 1996. The legislation provides for a one-time assessment to be imposed on all deposits assessed at the SAIF rates, as of March 31, 1995, in order to recapitalize the SAIF. It also provides for the merger of the BIF and the SAIF on January 1, 1999 if no savings associations then exist. The special assessment rate has been established at .657% of deposits by the FDIC and the resulting assessment of $414,000 was paid in November 1996. This special assessment significantly increased noninterest expense and adversely affected the Association's results of operations for the year ended June 30, 1997. As a result of the special assessment, the Association's deposit insurance premiums were reduced to $37,000 based upon its current insured institutions. These premiums are subject to change in future periods.
Effective   January   1,   1997,  SAIF  members   have   the   same   risk-based
schedule as BIF members. The Association has effectively paid no assessment for deposit insurance coverage commencing January 1, 1997.

        All SAIF-insured institutions are required to pay an assessment for the repayment of interest on obligations issued by a federally chartered corporation to provide financing ("FICO") for resolving the thrift crisis in the 1980s, in an amount equal to 6.48 basis points for each $100 in domestic deposits. As a result of the recent legislation discussed above, BIF-insured institutions are also required to pay an assessment for the
repayment   of   interest   on  the  FICO  bonds,  in   an   amount   equal   to
1.52    basis    points   for   each   $100   in   domestic    deposits.     The
assessment on SAIF-insured institutions is expected to be reduced to 2.43 basis points for each $100 in domestic deposits no later than January 1, 2000, by which point BIF-insured institutions
will    participate    fully    in   the   FICO   bond    interest    repayment.
These assessments, which may be revised based upon the level of BIF and SAIF deposits, will continue until the bonds mature in 2017.

     Regulatory Capital Requirements

         Federally insured savings associations, such as the Association, are required to maintain a minimum level of regulatory capital. The OTS has established capital standards, including a tangible capital requirement, a leverage ratio (or core capital) requirement and a risk-based capital requirement applicable to such savings associations. These capital requirements must be generally as stringent as the comparable capital requirements for national banks. The OTS is also authorized to impose capital requirements for national banks. The OTS is also authorized to impose capital requirements in excess of these standards on individual associations on a case-by-case basis.

       The capital regulations require tangible capital of at least 1.5% of adjusted total assets (as defined by regulation). Tangible capital generally includes common stockholders' equity and retained income, and certain noncumulative perpetual preferred stock and related income and excludes unrealized appreciation or depreciation on securities available for sale. In addition, all intangible assets, other than a limited amount of purchased mortgage servicing rights, must be deducted from tangible capital. At June 30, 1997, the Association did not have any intangible assets.

         The OTS regulations establish special capitalization requirements for savings associations that own subsidiaries. Under these regulations certain subsidiaries are consolidated for capital purposes and others are excluded from assets and capital.
In determining compliance with the capital requirements, all subsidiaries engaged solely in activities permissible for national banks or engaged in certain other activities solely as agent for its customers are "includable" subsidiaries that are consolidated for capital purposes in proportion to the association's level of ownership, including the assets of includable subsidiaries in which the association has a minority interest that is not consolidated for GAAP purposes. For excludable subsidiaries the debt and equity investments in such subsidiaries are deducted from assets and capital. At June 30, 1997, the Association did not have any active subsidiaries.

       At June 30, 1997 the Association had tangible capital of $9.0 million, or 11.4% of adjusted total assets, which is approximately $7.8 million above the minimum requirement of 1.5% of adjusted total assets in effect on that date.

       The capital standards also require core capital equal to at least 3% of adjusted total assets (as defined by regulation). Core capital generally consists of tangible capital plus certain intangible assets, including supervisory goodwill (which is phased-out over a five-year period) and a limited amount of purchased credit card relationships. As a result of the prompt corrective action provisions of FDICIA discussed below, however, a savings association must maintain a core capital ratio of at least 4% to be considered adequately capitalized unless its supervisory condition is such to allow it to maintain a 3% ratio.
At June 30, 1997, the Association had no intangibles which were subject to these tests.

       At June 30, 1997, the Association had core capital equal to $9.0 million, or 11.4% of adjusted total assets, which is $6.6 million above the minimum leverage ratio requirement of 3% as in effect on that date.

        The   OTS   risk-based   requirement   requires   savings   associations
to   have   total   capital   of   at   least  8%   of   risk-weighted   assets.
Total   capital   consists   of   core   capital,   as   defined   above,    and
supplementary capital. Supplementary capital consists of certain permanent and maturing capital instruments that do not qualify as core capital and general valuation loan and lease loss allowances up to a maximum of 1.25% or risk-weighted assets. Supplementary capital may be used to satisfy the risk-based requirement only to the extent of core capital. The OTS is authorized to require a savings association to maintain an additional amount of capital for concentration of credit risk and the risk of non-traditional
activities.    At   June   30,   1997,   the   Association   had   no    capital
instruments that qualify as supplementary capital and $200,000 of general loss reserves, which was less than 1.25% of risk-weighted assets.

       Certain exclusions from capital and assets are required to be made for the purpose of calculating total capital. Such exclusions consist of equity investments (as defined by
regulation)    and    that   portion   of   land   loans   and    nonresidential
construction loans in excess of an 80% loan-to-value ratio (these items are excluded on a sliding scale through June 30, 1994, after which they must be excluded in their entirety) and reciprocal holdings of qualifying capital instruments. The Association had no such exclusions from capital and assets at June 30, 1997.

        In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet items, will be multiplied by a risk weight, ranging from 0% to 100%, based on
the   risk  inherent  in  the  type  of  asset.   For  example,  the   OTS   has
assigned    a    risk    weight    of    50%    for    prudently    underwritten
permanent one-to four-family first lien mortgage loans not more than 90 days delinquent and having a loan to value ratio of not more than 80% at origination unless insured to such ratio by an insurer approved by the FNMA or FHLMC.

       OTS regulations also require that every savings association with more than normal interest rate risk exposure to deduct from its total capital, for purposes of determining compliance with such requirement, an amount equal to 50% of its interest-rate risk exposure multiplied by the present value of its assets. This exposure is a measure of the potential decline in the net portfolio value of a savings association, greater than 2% of the present value of its assets, based upon a hypothetical 200 basis point increase or decrease in interest rates (whichever results in a greater decline). Net portfolio value is the present value of expected cash flows from assets, liabilities and off-balance sheet contracts. The rule will not become effective until the
OTS evaluates the process by which savings associations may appeal an interest rate risk deduction determination. It is uncertain as to when this evaluation may be completed. Any savings association with less than $300 million in assets and a total capital ratio in excess of 12% is exempt from this requirement unless the OTS determine otherwise.

       On June 30, 1997, the Association had risk-based capital of $9.2 million (including $9.0 million in core capital and $200,000 in general loss reserves) and risk-weighted assets of $33.32 million or total capital of 27.68% of risk-weighted assets. This
amount   was   $6.56   million   above  the  8%   requirement   in   effect   on
that date.

        The   OTS   and   the   FDIC   are   authorized   and,   under   certain
circumstances required, to take certain actions against associations that fail to meet their capital requirements. The
OTS is generally required to take action to restrict the activities of an "undercapitalized association" (generally defined to be one with less than either a 4% core capital ratio, a 4% Tier 1 risked-based capital ratio or an 8% risk-based capital ratio). Any such association must submit a capital restoration plan and until such plan is approved by the OTS may not increase its assets, acquire another institution, establish a branch or engage in any new activities, and generally may not make capital distributions. The OTS is authorized to impose the additional restrictions, discussed below, that are applicable to significantly undercapitalized associations.

       As   a   condition   to   the   approval  of  the   capital   restoration
plan,     any    company    controlling    an    undercapitalized    association
must agree that it will enter into a limited capital maintenance guarantee with respect to the institution's achievement of its capital requirements.

        Any savings association that fails to comply with its capital plan or is "significantly undercapitalized" (i.e., Tier 1 risk-based or core capital ratios of less than 3% or a risk-based capital ratio of less than 6%) must be made subject to one or more of additional specified actions and operating restrictions mandated by FDICIA. These actions and restrictions include requiring the issuance of additional voting securities; limitations on asset growth; mandated asset reduction; changes in senior management; divestiture, merger or acquisition of the association; restrictions on executive compensation; and any other action the OTS deems appropriate. An association that becomes "critically undercapitalized" (i.e., a tangible capital ratio of 2% or less) is subject to further mandatory restrictions on its activities in addition to those applicable to significantly undercapitalized associations. In addition, the
OTS   must   appoint   a   receiver  (or  conservator   with   the   concurrence
of the FDIC) for a savings association, with certain limited exceptions, within 90 days after it becomes critically undercapitalized.

        Any undercapitalized association is also subject to other possible enforcement actions by the OTS or the FDIC. Such actions could include a capital directive, a cease-and-desist order, civil money penalties, the establishment of restrictions on all aspects of the association's operations or the appointment of a receiver or conservator or a forced merger into another institution.

        The OTS is also generally authorized to reclassify an association into a lower capital category and impose the restrictions applicable to such category if the institution is
engaged   in   unsafe   or   unsound  practices  or   is   in   an   unsafe   or
unsound condition.

       The imposition by the OTS or the FDIC of any of these measures on Sobieski Federal may have a substantial adverse effect on the Association's operations and profitability and the value of the Common Stock purchased in the Conversion. Holding Company shareholders do not have preemptive rights, and therefore, if the Holding Company is directed by the OTS or the FDIC to issue additional shares of Common Stock, such issuance
may   result   in   the  dilution  in  the  percentage  of  ownership   of   the
Holding   Company   of   those   persons   who   purchased   shares    in    the
Conversion.

Limitations on Dividends and Other Capital Distributions

        OTS regulation impose various restrictions or requirements on associations with respect to their ability to pay dividends or make other distributions of capital. OTS regulations prohibit an association from declaring or paying any dividends or from repurchasing any of its stock if, as a result, the regulatory capital of the association would be reduced below the amount required to be maintained for the liquidation account established in connection with its mutual to stock conversion.

        The OTS utilizes a three-tiered approach to permit associations, based on their capital level and supervisory condition, to make capital distributions which include dividends, stock redemptions or repurchases, cash-out mergers and other transactions charged to the capital account (see "--Regulatory Capital Requirements").

       Generally, Tier 1 associations, which are associations that before and after the proposed distribution meet their fully phased-in capital requirements, may make capital distributions during any calendar year equal to the greater of 100% of net
income   for   the   year-to-date  plus  50%  of  the  amount   by   which   the
lesser   of   the   association's   tangible,   core   or   risk-based   capital
exceeds its fully phased-in capital requirement for such capital component, as measured at the beginning of the calendar year, or the amount authorized for a Tier 2 association. However, a Tier 1 association deemed to be in need of more than normal supervision by the OTS may be downgraded to a Tier 2 or Tier 3
association   as   a   result   of  such  a  determination.    The   Association
meets the requirements for a Tier 1 association and has not been notified of a need for more than normal supervision. Tier 2 associations, which are associations that before and after the proposed distribution meet their current minimum capital requirements, may make capital distributions of up to 75% of net income over the most recent four quarter period.

       Tier 3 associations (which are associations that do not meet current minimum capital requirements) that propose to make any capital distribution and Tier 2 associations that propose to make a capital distribution in excess of the noted safe harbor level must obtain OTS approval prior to making such distributions. Tier 2 associations proposing to make a capital distribution within the safe harbor provisions and Tier 1 associations proposing to make any capital distribution need only submit written notice to the OTS 30 days prior to such distribution. As a subsidiary of the Holding Company, the Association will also be required to give the OTS 30 days' notice prior to declaring any dividend on its stock. The OTS may object to the distribution during that 30-day period based on safety and soundness concerns. See "-Regulatory Capital Requirements."

        The    OTS   has   proposed   regulations   that   would   revise    the
current      capital      distribution     restrictions.       The      proposal
eliminates    the    current    tiered    structure    and    the    safe-harbor
percentage limitations. Under the proposal a savings association may make a capital distribution without notice to the OTS (unless
it   is   a   subsidiary  of  a  holding  company)  provided  that  it   has   a
CAMEL   1   or   2  rating,  is  not  in  troubled  condition  (as  defined   by
regulation) and would remain adequately capitalized (as defined in the OTS prompt corrective action regulations) following the proposed distribution. Savings associations that would remain adequately capitalized following the proposed distribution but do
not   meet   the  other  noted  requirements  must  notify  the  OTS   30   days
prior to declaring a capital distribution. The OTS stated it will generally regard as permissible that amount of capital distributions that do not exceed 50% of the institution's excess regulatory capital plus net income to date during the calendar year. A savings association may not make a capital distribution without prior approval of the OTS and the FDIC if it is
undercapitalized   before,   or   as  a  result   of,   such   a   distribution.
As   under   the   current   rule,   the   OTS   may   object   to   a   capital
distribution if it would constitute an unsafe or unsound practice. No assurance may be given as to whether or in what form the regulations may be adopted.

Liquidity

        All    savings    associations,   including   Sobieski   Federal,    are
required   to   maintain   an   average   daily   balance   of   liquid   assets
equal to a certain percentage of the sum of its average daily balance of net withdrawable deposit accounts and borrowings payable in one year or less. For a discussion of what the Association includes in liquid assets, see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources." This liquid asset ratio requirement may vary from time to time (between 4% and 10%)
depending upon economic conditions and savings flows of all savings associations. At the present time, the minimum liquid asset ratio is 5%.

        In addition, short-term liquid assets (e.g., cash, certain time deposits, certain bankers acceptances and short-term United States Treasury obligations) currently must constitute at least 1% of the association's average daily balance of net withdrawable deposit accounts and current borrowings. Penalties may be imposed upon associations for violations of either liquid asset ratio requirement. At June 30, 1997, the Association was in compliance with both requirements, with an overall liquid asset ratio of 6.07% and a short-term liquid assets ratio of 2.47%

Accounting

         An OTS policy statement applicable to all savings associations clarifies and re-emphasizes that the investment activities of a savings association must be in compliance with approved and documented investment policies and strategies, and must be accounted for in accordance with GAAP. Under the policy statement, management must support its classification of an accounting for loans and securities (i.e., whether held for investment, sale or trading) with appropriate documentation. The Association is in compliance with this policy statement.

        The    OTS    has    adopted   an   amendment    to    its    accounting
regulations,   which   may   be   made  more  stringent   then   GAAP   by   the
OTS, to require that transactions be reported in a manner that best reflects their underlying economic substance and inherent risk and that financial reports must incorporate any other accounting regulations or orders prescribed by the OTS.

Qualified Thrift Lender Test

        All savings associations, including Sobieski Federal, are required to meet a qualified thrift lender ("QTL") test to avoid certain restrictions on their operations. This test requires a savings association to have at least 65% of its portfolio assets
(as defined by regulation) in qualified thrift investments on a monthly average for nine out of every 12 months on a rolling basis. As an alternative, the savings association may maintain 60% of its assets in those assets specified in Section 7701(a)(19) of the Internal Revenue Code. Under either test, such assets primarily consist of residential housing related loans and investments. Such assets primarily consist of residential housing related loans and investments. At June 30,
1997, the Association met the test and has always met QTL the test since its effectiveness.

       Any savings association that fails to meet the QTL test must convert to a national bank charter, unless it requalifies as a QTL and thereafter remains a QTL. If an association does not requalify and converts to a national bank charter, it must remain SAIF-insured until the FDIC permits it to transfer to the Bank Insurance Fund. If an association that fails the test has not
yet   requalified  and  has  not  converted  to  a  national   bank,   its   new
investments   and   activities   are   limited   to   those   permissible    for
both a savings association and a national bank, and it is limited to national bank branching rights in its home state. In addition, the association is immediately ineligible to receive any new FHLB borrowings and is subject to national bank limits for payment of dividends. If such association has not
requalified   or   converted   to   a   national   bank   within   three   years
after the failure, it must divest of all investments and cease all activities not permissible for a national bank. In addition, it must repay promptly any outstanding FHLB borrowings, which may result in prepayment penalties. If any association that fails the QTL test is controlled by a holding company, than within one year after the failure, the holding company must register as a bank holding company and become subject to all restrictions on bank holding companies. See "- Holding Company Regulation."

Community Reinvestment Act

        Under the Community Reinvestment Act ("CRA"), every FDIC insured institution has a continuing and affirmative obligation consistent with safe and sound banking practices to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution's discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA. The CRA requires the OTS, in connection with the examination of the Association, to assess the institution's record of meeting the credit needs of its community and to take such record into account in its
evaluation    of   certain   applications,   such   as   a   merger    or    the
establishment     of     a     branch,     by     Sobieski     Federal.       An
unsatisfactory rating may be used as the basis for the denial of an application by the OTS.

        The federal banking agencies, including the OTS, have recently revised the CRA regulations and the methodology for determining an institution's compliance with the CRA. Due to the heightened attention being given to the CRA in the past few years, the Association may be required to devote additional funds for investment and lending in its local community. The Association was examined for CRA compliance in October 1994 and received a rating of satisfactory.

Transactions with Affiliates

       Generally, transactions between a savings association or its subsidiaries and its affiliates are required to be on terms as favorable to the association as transactions with non-affiliates. In addition, certain of these transactions are restricted to a percentage of the association's capital. Affiliates of the Association include the Company and any company which is under common control with the Association. In addition, a savings association may not lend to any affiliate engaged in activities not permissible for a bank holding company or acquire the securities of most affiliates. The Association's subsidiaries are not deemed affiliates, however; the OTS has the discretion to
treat    subsidiaries   of   savings   associations   as   affiliates    on    a
case by case basis.

        Certain   transactions   with   directors,   officers   or   controlling
persons    are    also    subject   to   conflict   of   interest    regulations
enforced by the OTS. These conflict of interest regulations and other statutes also impose restrictions on loans to such persons and their related interests. Among other things, such loans must
be    made    on    terms   substantially   the   same   as   for    loans    to
unaffiliated individuals.

Holding Company Regulation

       The Company is a unitary savings and loan holding company subject to regulatory oversight by the OTS. As such, the Company is required to register and file reports with the OTS and is subject to regulation and examination by the OTS. In addition, the OTS has enforcement authority over the Holding Company and its non-savings association subsidiary which also permits the OTS to restrict or prohibit activities that are determined to be a serious risk to the subsidiary savings association.

       As a unitary savings and loan holding company, the Company generally is not subject to activity restrictions. If the Company acquires control of another savings association as a separate subsidiary, it would become a multiple savings and loan
holding   company,  and  the  activities  of  the  Company  and   any   of   its
subsidiaries (other than the Association or any other SAIF-insured savings association) would become subject to such restrictions unless such other associations each qualify as a QTL and were acquired in a supervisory acquisition.

       If the Association fails the QTL test, the Company must obtain the approval of the OTS prior to continuing after such failure, directly or through its other subsidiaries, any business activity other than those approved for multiple savings and loan holding companies or their subsidiaries. In addition, with one year of such failure the Company must register as, and will become subject to, the restrictions applicable to bank holding
companies.    The   activities   authorized   for   a   bank   holding   company
are   more   limited  than  are  the  activities  authorized   for   a   unitary
or multiple savings and loan holding company. See "--Qualified Thrift Lender Test."

        The Company must obtain approval from the OTS before acquiring control of any other SAIF-insured association. Such acquisitions are generally prohibited if they result in a multiple savings and loan holding company controlling savings associations in more than one state. However, such interstate acquisitions are permitted based on specific state authorization or in a supervisory acquisition of a failing savings association.

Federal Securities Law

       The stock of the Company is registered with the SEC under the Securities Exchanges Act of 1934, as amended (the "Exchange Act"). The Company is subject to the information, proxy solicitation, insider trading restrictions and other requirements of the SEC under the Exchange Act.

       Company stock held by persons who are affiliates (generally officers, directors and principal stockholders) of the Company may not be resold without registration or unless sold in
accordance    with    certain    resale   restrictions.     If    the    Company
meets specified current public information requirements, each affiliate of the Company is able to sell in the public market, without registration, a limited number of shares in any three-month period.

Federal Reserve System

         The Federal Reserve Board requires all depository institutions to maintain non-interest bearing reserves at specified levels against their transaction accounts (primarily checking, NOW and Super NOW checking accounts). At June 30, 1997, the Association was in compliance with these reserve requirements. The balances maintained to meet the reserve requirements imposed by the Federal Reserve Board may be used to satisfy liquidity requirements that may be imposed by the OTS. See "-- Liquidity."

        Savings associations are authorized to borrow from the Federal Reserve Bank "discount window," but Federal Reserve Board regulations require associations to exhaust other reasonable alternative sources of funds, including FHLB borrowings, before borrowing from the Federal Reserve Bank.

Federal Home Loan Bank System

       The Association is a member of the FHLB of Indianapolis, which is one of 12 regional FHLBs that administer the home financing credit function of savings associations. Each FHLB serves as a reserve or central bank for its members within its assigned region. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB system. It makes loans to members (i.e., advances) in accordance with policies and procedures established by the board of directors of the FHLB. These policies and procedures are subject to the regulation and oversight of the Federal Housing Finance Board. All advances from the FHLB are required to be fully secured by sufficient collateral as determined by the FHLB. In addition, all long-term advances are required to provide funds for residential home financing.

       As a member, the Association is required to purchase and maintain stock in the FHLB of Indianapolis. At June 30, 1997, the Association had $636,000 of FHLB stock, which was in compliance with this requirement. During fiscal 1997 and prior years the Association received substantial dividends on its FHLB stock. The dividends averaged 7.84% for fiscal year 1997. For both the years ended June 30, 1997 and 1996, dividends paid by the FHLB of Indianapolis to the Association totaled $50,000.

       Under federal law the FHLBs are required to provide funds for the resolution of troubled savings associations and to contribute to low- and moderately priced housing programs through direct loans or interest subsidies on advantages targeted for community investment and low- and moderate-income housing projects. These contributions have affected adversely the level of FHLB dividends paid and could continue to do so in the future. A reduction in value of the Association's FHLB stock may result in a corresponding reduction in the Association's capital.

Federal and State Taxation

        Prior to the enactment of recent legislation (discussed below), savings associations such as the Association that met certain definitional test relating to the composition of assets and other conditions prescribed by the Interanl Revenue Code of 1986, as amended (the "Code"), had been permitted to establish
reserves   for   bad   debts  and  to  make  annual  additions   thereto   which
could, within specified formula limits, be taken as a deduction in computing taxable income for federla income tax purposes. The amount of the bad debt reserve deduction for "non-qualifying loans" was computed under the experience method. The amount of the bad debt reserve deduction for "qualifying real property loans" (generally loans secured by improved real estate) could be computed under either the experience method or the percentage of taxable income method (based on an annual election).

       The Small Business Job Protection Act of 1996, signed into law on August 20, 1996, repealed the special thrift bad debt deductions provisions. This legislation eliminates the use of the percentage of taxable income method as a means of calculating deductions for bad debts, allows thrifts greater flexibility in diversifying their loan and investment portfolios and establishes requirements for the recapture of previously untaxed bad debt reserve accumulations. Bad debt reserve accumulations prior to fiscal 1988 are exempt from recapture unless the Association liquidates, pays a dividend in excess of earnings and profits or redeems stock. Post fiscal 1987 bad debt reserve accumulations will be taxed in equal amounts over six years beginning in fiscal 1997. The Association may defer the recapture tax in fiscal 1997 or 1998 if it originates the same principal amount of mortgage loans that it had originated in the six years before fiscal 1997. The Association does not expect the post fiscal 1987 recapture
tax    to    have   a   material   effect   on   the   consolidated    financial
statements.

        In addition to the regular income tax, corporations, including savings associations such as the Association, generally are subject to a minimum tax. An alternative minimum tax is
imposed    at   a   minimum   tax   rate   of   20%   on   alternative   minimum
taxable    income,    which   is   the   sum   of   a   corporation's    regular
taxable income (with certain adjustments) and tax preference items, less any available exemption. The alternative minimum tax is imposed to the extent it exceeds the corporation's regular income tax and net operating losses can offset no more than 90% of alternative minimum taxable income. For taxable years beginning after 1986 and before 1996, corporations, including savings associations such as the Association, are also subject to an environmental tax equal to 0.12% of the excess of alternative minimum taxable income for the taxable year (determined without regard to net operating losses and the deduction for the environmental tax) over $2 million.

         To the extent earnings appropriated to a savings association's bad debt reserves for "qualifying real property loans" and deducted for federal income tax purposes exceed the allowable amount of such reserves computed under the experience method and to the extent of the association's supplemental reserves for losses on loans ("Excess"), such Excess may not, without adverse tax consequences, be utilized for the payment of
cash     dividends     or    other    distributions    to     a     shareholders
(including      distributions      on      redemption,      dissolution       or
liquidation)   or   for  any  other  purpose  (except   to   absorb   bad   debt
losses).

       The Association files federal income tax returns on a fiscal year basis using the accrual method of accounting. The Company files consolidated federal income tax returns with the Association and its subsidiaries. Savings associations, such as the Association, that file federal income tax returns as part of a consolidated group are required by applicable Treasury regulations to reduce their taxable income for purposes of computing the percentage bad debt deduction for losses attributable to activities of the non-savings association members of the consolidated group that are functionally related to the activities of the savings association member.

       The   Association  has  not  been  audited  by  the  IRS   with   respect
to federal income tax returns through June 30, 1997. With respect to years examined by the IRS, either all deficiencies have been satisfied or sufficient reserves have been established to satisfy asserted deficiencies. In the opinion of management, any examination of still open returns (including returns of subsidiaries and predecessors of, or entities merged into, the
Association) would not result in a deficiency which could have a material adverse effect on the financial condition of the Association and its consolidated subsidiaries.

        Indiana Taxation. The Company and the Association is subject to an 8.5% franchise tax, imposed by the State of Indiana, on the net income of financial (including thrift)
institutions, exempting them from the current gross income, supplemental net income and intangible taxes. Net income for franchise tax purposes will constitute federal taxable income before net operating loss deductions and special deductions, adjusted for certain items, including Indiana income taxes, property taxes, charitable contributions, tax exempt interest and bad debt. Other applicable Indiana taxes include sales, use and property taxes.

        Delaware Taxation. As a Delaware holding company, the Company is exempted from Delaware corporate income tax but is required to file an annual report with and pay an annual fee to the State of Delaware. The Company is also subject to an annual franchise tax imposed by the State of Delaware.




Item 2.    Description of Property

        The Association conducts its business through its main office and two branch offices located in South Bend, Indiana. The following table sets forth information relating to each of the Association's offices as of June 30, 1997. The total net book value of the Association's premises and equipment (including land, buildings and leasehold improvements and furniture, fixtures and equipment) at June 30, 1997 was approximately $2,028,300. See Note E of the Notes to Consolidated Financial Statements.

                                      Total
                              Year   Approximate
                          Leased   Square  Net Book Value at
          Location        or Acquired  Footage June 30, 1997

Main Office:
2930 West Cleveland Road      1995    10,080     $1,457
South Bend, Indiana  46628

Branch Offices:
4606 Western Avenue           1978     1,600     $   0
Belleville Shopping Center

740 S. Walnut Street          1952     1,900     $  25


        Sobieski    Federal    believes    that    its    current    facilities,
including   its   new  main  office  facilities  are  adequate   to   meet   the
present and foreseeable needs of the Association and the Company.

        The Association maintains an on-line date base with a service bureau servicing financial institutions. The net book value of the data processing and computer equipment utilized by the Association at June 30, 1997 was $99,000.

Item 3.  Legal Proceedings

       The Company and Sobieski Federal are involved, from time to time, as plaintiff or defendant in various legal actions arising in the normal course of their businesses. While the ultimate outcome of these proceedings cannot be predicted with certainty, it is the opinion of management, after consultation with counsel representing Sobieski Federal and the Company in the proceedings, that the resolution of these proceedings should not have a material effect on the Company's results of operations on a consolidated basis.


Item 4.  Submission of Matters to a Vote of Security Holders

        No   matter   was   submitted   to   a   vote   of   security   holders,
through    the    solicitation   of   proxies   or   otherwise,    during    the
quarter ended June 30, 1997.

                             PART II

Item 5.  Market for the Issuer's Common Stock and Related
Security Holder Matters

     Page 47 of the attached 1997 Annual Report to Stockholders is herein incorporated by reference.

Item 6.  Management's Discussion and Analysis of Financial
Condition and Results of
      Operations

        Pages   10   to   21   of   the   attached   1997   Annual   Report   to
Stockholders are herein incorporated by reference.

Item 7.  Financial Statements

       The   following   pages   of  the  attached   1997   Annual   Report   to
Stockholders are herein incorported by reference.

Report of Independent Accountants                 Page 22

Consolidated Statements of Financial Condition
as of                                             Page 23
June 30, 1997 and 1996

Consolidated Statements of Income for the
years ended                                       Page 24
June 30, 1997, 1996 and 1995

Consolidated Statements of Stockholders'
Equity for the                                    Page 25
years ended June 30, 1997, 1996 and 1995

Consolidated Statements of Cash Flows for
the years                                         Page 26
ended June 30, 1997, 1996 and 1995

Notes to Consolidated Financial Statements   Pages 27-46

Item    8.     Changes    in    and   Disagreements    with    Accountants    on
Accounting and Financial
       Disclosure

     Not applicable.
                            PART III

Item 9.  Directors, Executive Officers, Promoters, and Control
Persons; Compliance with
       Section 16(a) of the Exchange Act

Directors

         Information concerning directors of the Company is incorporated herein by reference from the Company's definitive Proxy Statement for the 1997 Annual Meeting of Shareholders, a
copy   of   which   has   been   filed  with   the   Securities   and   Exchange
Commission.

Executive Officers

       Information   concerning   the  executive   officers   of   the   Company
is    incorporated   herein   by   reference   from   "Executive   Officers   of
the Company" contained in Part I of this form 10-KSB.

Section 16(a) Beneficial Ownership Reporting Compliance

        Section 16(a) of the Exchange Act requires the Company's officers and directors, and persons owning more than 10% of a registered class of the Company's equity securities, to file periodic reports of ownership and changes in ownership with the Securities and Exchange Commisssion and to provide the Company
with    copies    of    such   reports.    Based   solely    upon    information
provided   to   the   Company  by  the  directors  and   officers   subject   to
Section 16(a), all Section 16(a) filing requirements applicable to such persons were complied with during fiscal 1997, except for the inadvertent failure to timely file a Form 3 Initial Statement of Beneficial Ownership by Arthur Skale, the Vice President of Finance and Chief Financial Officer of the Company. Mr. Skale subsequently filed the required form with the Securities and Exchange Commission.

Item 10.  Executive Compensation

           Information      concerning      executive      compensation       is
incorporated herein by reference from the Company's definitive Proxy Statement for the 1997 Annual Meeting of Shareholders, a
copy   of   which   has   been   filed  with   the   Securities   and   Exchange
Commission.

Item    11.     Security   Ownership   of   Certain   Beneficial   Owners    and
Management

         Information concerning security ownership of certain beneficial owners and management is incorporated herein by reference from the Company's definitive Proxy Statement for the
1997 Annual Meeting of Shareholders, a copy of which has been filed with the Securities and Exchange Commission.




Item 12.  Certain Relationship and Related Transactions

           Information      concerning      certain      relationships       and
transactions is incorporated herein by reference from the Company's definitive Proxy Statement for the 1997 Annual Meeting of Shareholders, a copy of which has been filed with the Securities and Exchange Commission.


Item 13.  Exhibits and Reports on Form 8-K

     (a) Exhibits:


                                         Reference to
                                        Prior Filing or
Regulation S-B                          Exhibit Number
Exhibit Number           Document      Attached Hereto

2    Plan of Acquisition, Reorganization,
     Arrangement,                            None
     Liquidation or Succession

4.1  Articles of Incorporation and
     amendments thereto                       **

4.2  Bylaws                                   **

9    Voting Trust Agreement                  None

10   Executive Compensation Plans and Arrangements:

Employee Stock Ownership Plan                  **
Stock Option and Incentive Plan                **
Recognition and Retention Plan                 **

11   Statement re computation of per share
     earnings                                 None

13   Annual Report to Security Holders         13

16         Letter       re       change      in      certifying       accountant
None

18         Letter       re       change      in      accounting       principles
None
21   Subsidiaries of Registrant                 21

22   Published report regarding matter
     submitted to vote                       None

23   Consent of Coopers & Lybrand LLP        None

24   Power of Attorney                 Not Required

27   Financial Data Schedule                   27

99   Additional Exhibits                     None


**     Filed   on   December   30,   1994,  as   exhibits   to   the   Company's
Form S-1 registration statement (File number 3-88078). All of such previously filed documents are hereby reference in accordance with Item 601 of Regulation S-B.

     (b) Reports on Form 8-K:

       No   current   reports   on  Form  8-K  were   filed   by   the   Company
during the three months ended June 30, 1997.









                           SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   SOBIESKI BANCORP, INC.

Date:  September 23, 1997     By:  /s/ Thomas F. Gruber
                                   Thomas F. Gruber
                                   President and Chief
Executive Officer
                                   (Duly Authorized
Representative)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/s/ Robert  J. Urbanski       /s/ Joseph A. Gorny
Robert J. Urbanski,
Chairman of  the Board        Joseph A. Gorny, Director

Date: September 23, 1997      Date:   September 23, 1997

/s/ George J. Aranowski
George J. Aranowski, Director Leonard J. Dobosiewicz,
Director
Date: September 23, 1997      Date:    September 23, 1997

/s/ Joseph F. Nagy            /s/ Arthur Skale
Joseph F. Nagy, Director      Arthur Skale, Chief Financial
Officer
                              (Principal Financial and
Accounting Officer)
Date: September 23, 1997      Date:  September 23, 1997

/s/ Thomas F. Gruber
Thomas F. Gruber
President and Chief Executive
Officer and Director
(Principal Executive Officer)

Date: September 23, 1997

                        INDEX TO EXHIBITS


       Exhibit
       Number

       13      Annual Report to Stockholders

       21      Subsidiaries of the Registrant
       27      Financial Data Schedule






































                           Exhibit 13



1997 ANNUAL REPORT





                     SOBIESKI BANCORP, INC.




TABLE OF CONTENTS







Management Letter  . . . . . . . . . . . . . . .       3
Corporate Profile  . . . . . . . . . . . . . . .       6
Selected Financial Information  . . . . . . . . .      8
Management's Discussion and Analysis of Financial
Condition and Results of Operations  . . . . . .      10
Report of Independent Accountants . . . . . . . .     22
Consolidated Financial Statements . . . . . . . .     23
Stockholder Information . . . . . . . . . . . . .     47
Corporate Information . . . . . . . . .  . . . .      48















             Management's Discussion and Analysis of
          Financial Condition and Results of Operations

Forward-Looking Statements

         When used in this Annual Report or in filings by the Company with the Securities and Exchange Commission, in the Company's press releases or other public or shareholder communications, or in oral statements made with the approval of an authorized executive officer, the words or phrases "will likely result," "are expected to," "will continue," "is anticipated," "estimate," "project," "believe" or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties including, among other things, changes in economic conditions, changes in policies by regulatory agencies, fluctuations in interest rates, demand for loans in the Company's market area, credit risks of lending activities and competition. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. The Company wishes to advise readers that the factors noted above could affect the Company's financial performance and could cause the Company's actual results for future periods to differ materially from those anticipated or projected.

         The   Company   does   not   undertake,  and   specifically   disclaims
any obligation, to publicly release the result of any revisions which may be made to any forward-looking statements to reflect the occurrence of anticipated or unanticipated events or circumstances after the date of such statements.

General

          The principal business of Sobieski Federal consists of attracting deposits from the general public and investing those funds in the origination of one-to-four family residential mortgage loans, consumer loans, construction loans and commercial loans. The Company also invests in mortgage-backed securities, which are insured or guaranteed by federal agencies, investment securities, consisting primarily of obligations of the U.S. Government or agency obligations, financial institution certificates of deposit fully insured by the FDIC, and other liquid assets. The Company's profitability depends primarily on its net interest income, which is the difference between interest income earned on its loans, investments and mortgage-backed securities and the interest expense incurred on its deposits and FHLB borrowings. Net interest income is affected by rates received on and the amounts of interest-earning assets as
contrasted   to   the   rates   paid   on   and   the   amounts   of   interest-
bearing liabilities.

          Sobieski Federal's profitability is also affected by its provision for loan losses, non-interest income and non-interest expense. Non-interest income principally consists of fees and service charges on deposit accounts and loan late payment fees. Non-interest expense is principally operating expense, including compensation and related benefits, federal deposit insurance premiums, advertising, service bureau data processing, and occupancy costs. Earnings of Sobieski Federal are also affected significantly by general economic and competitive conditions, particularly changes in general interest rate levels.

Business Strategy

          Sobieski Federal has concentrated its lending efforts on the origination of one-to- four family mortgage loans along with home equity loans and mortgage-backed commercial loans for portfolio retention. In addition, the Association continues to purchase participation interests in commercial loans. The participation interests are purchased according to established underwriting standards. The loans underlying the participation interests are performing in accordance with their terms. At June 30, 1997, the ratio of Sobieski Federal's nonperforming assets to total assets was .15% and the ratio of its allowance for loan losses to nonperforming loans was 158.52%. Historically, the loans originated by Sobieski Federal were principally fixed-rate, one-to-four family mortgage loans, while the Association's investments in mortgage-backed securities have been principally in adjustable rate products. At June 30, 1997, $53.8 million, or
77.5%, of the Association's combined mortgage loans and mortgage-backed securities portfolio had fixed rates of interest and $15.6 million, or 22.5%, had adjustable interest rates. The Association's business strategy emphasizes retail deposits along with FHLB advances as its principal source of funds.

          The    Association's   primary   objective    is    to    remain    an
independent, community oriented financial institution serving customers in its primary market area. The Board of Directors has sought to accomplish this objective through the adoption of a strategy designed to maintain profitability, a strong capital position and high asset quality. This strategy has been effected primarily by (i) emphasizing the origination of one-to-four family residential mortgage lending, home equity lending and
mortgage-       backed      commercial      lending,       (ii)       purchasing
participation interests in commercial loans funded by advances from FHLB, (iii) maintaining a substantial portfolio of adjustable-rate mortgage-backed securities and short to intermediate term investment securities, (iv) controlling operating expenses and (v) increasing fee income.

Asset/Liability Management

          Sobieski Federal, like other financial institutions, is vulnerable to increases in interest rates because interest-bearing liabilities reprice more quickly than interest-earning assets. Historically, Sobieski Federal has invested in fixed-rate, long-term mortgage loans secured by one-to-four family residences and its primary source of funds has been deposits with much shorter terms to maturity. This mismatched position generally produces lower net interest income through compressed spreads during periods of rising rates and improved net interest income resulting from larger spreads during periods of declining rates. Accordingly, increases in general market interest rates adversely impact the Association's interest rate spread and, therefore, have a negative impact on the Company's results of operations and financial condition.

          To    reduce    interest    rate    risk    through    asset/liability
management, Sobieski Federal has taken steps to mitigate the sensitivity of its interest-earning assets by investing in short to intermediate term investments and adjustable-rate mortgage-backed securities, which, although long-term in nature, adjust periodically in response to changes in general levels of interest rates. Additionally, to decrease interest rate sensitivity, Sobieski Federal originates variable-rate home equity products and adjustable mortgage-backed commercial loans along with purchased participation interests in adjustable rate commercial loans. The funding for these originations and purchases has come from short-term advances from the FHLB. At June 30, 1997, Sobieski Federal had $47.0 million in long-term fixed-rate mortgages and $4.5 million in adjustable-rate mortgages. The Association's ability to generate Adjustable-Rate Mortgage ("ARM") loans is dependent upon the current interest rate environment and customer preferences.

         Net Portfolio Analysis. The OTS provides a Net Portfolio Value ("NPV") approach to the quantification of interest rate risk. This approach calculates the difference between the present value of expected cash flows from assets and the present value of expected cash flows from liabilities, as well as cash flows from off-balance sheet contracts.

        In August 1993, the OTS issued new regulations to be effective beginning on January 1, 1994, which were going to add an interest-rate risk component to a bank's risk-based capital requirement. The OTS then delayed implementation of this new regulation pending action on the issue from the other banking agencies. In early 1996, the other regulators (the Federal Reserve Board, Federal Deposit Insurance Corp., and Office of the Comptroller of the Currency) announced that their approach to evaluating a financial institution's interest rate risk would not include a standard model to calculate a required capital component. While the OTS will likely review its approach to evaluating a bank's exposure to interest rate fluctuations as a result of the other regulators' conclusions, the OTS under any scenario will require that a Bank have adequate board and senior management oversight and a comprehensive process for managing interest rate risk.

       Presented   below,  as  of  June  30,  1997,  is  an  analysis   of   the
Association's   interest   rate   risk   as   measured   by   changes   in   NPV
for    instantaneous   and   sustained   parallel   shifts    in    the    yield
curve,   in   100   basis   point   increments,   up   and   down   400    basis
points in accordance with OTS regulations. As illustrated in the table, NPV is more sensitive to rising rates than declining rates. This occurs principally because, as rates rise, the market value of fixed-rate loans decline due to the rate increase. When
rates   decline,   the   Association  does   not   experience   as   significant
a   rise   in   market   value   for  these  loans  because   borrowers   prepay
at relatively high rates. The following table is based on assets and liabilities of the Association only.






             Change in
            Interest Rate           Net Portfolio Value
            (Basis Points)     $ Change      % Change
                                    (Dollars in Thousands)
                +400           $(5,780)           (59)%
                +300             (4,297)           (44)
                +200             (2,766)           (28)
                +100             (1,317)           (13)
                 0                   -                -
                -100                912              9
                -200              1,211             12
                -300              1,394             14
                -400              1,859             19

          Management reviews the NPV measurements on a quarterly basis. In addition to monitoring selected measures on NPV, management also monitors effects on net interest income resulting from increases or decreases in rates. This measure is used in conjunction with NPV measures to identify excessive interest rate risk.

         The   Association's   change  in  its  NPV,  based   on   a   rise   in
interest rates of 2.0%, was a 28% decrease representing a dollar decrease in equity value of approximately $2.77 million at June 30, 1997. In contrast, based on a decline in interest rates of 2.0%, the Association's NPV was estimated to increase 9% at June
30, 1997. The most significant factor contributing to its liability sensitive position was the Association's balance of fixed rate mortgage loans. At June 30, 1997, 91.3% of the Association's loan portfolio was comprised of long-term, fixed-rate mortgage loans.

          As    with    any   method   of   measuring   interest   rate    risk,
certain shortcomings are inherent in the method of analysis presented in the foregoing table. For example, although certain assets and liabilities may have similar maturities or periods to repricing, they may react in different degrees to changes in market interest rates. Also, the interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types may lag behind changes in market rates. Additionally, certain assets, such as ARM loans, have features which restrict changes in interest rates on a short-term basis and over the life of the asset. Further, in the event of a change in interest rates, expected rates of prepayments on loans and early withdrawals from certificates could likely deviate significantly from those assumed in calculating the table.

Impact of Inflation and Changing Prices

          The consolidated financial statements and notes thereto presented herein have been prepared in accordance with generally accepted accounting principles, which require the measurement of financial position and operating results in terms of historical dollars without considering the change in the relative purchasing power of money over time due to inflation. The impact of inflation is reflected in the increased cost of the Company's operations, Nearly all the assets and liabilities of the Company are financial, unlike most industrial companies. As a result, the Company's performance is directly impacted by changes in interest rates, which are indirectly influenced by inflationary expectations. The Company's ability to match the interest sensitivity of its financial assets to the interest sensitivity of its financial liabilities in its asset/liability management may tend to minimize the effect of change in interest rates on the Company's performance. Changes in interest rates do not necessarily move to the same extent as changes in the price of goods and services. In the current interest rate environment, liquidity and the maturity structure of the Company's assets and liabilities are critical to the maintenance of acceptable performance levels.



Net   Interest  Income  Analysis.   The  primary  determinant  of  Sobieski
Federal's earnings is net interest income, which is the difference  between interest  income and interest expense.  Net interest income is affected  by
(1)  rates received on interest-earning assets, (2) rates paid on interest-
bearing  liabilities,  and  (3) the relative  amounts  of  interest-earning assets  versus interest-bearing liabilities.  The following table  presents for  the periods indicated the total dollar amount of interest income  from average  interest-earning assets and the resultant yields, as well  as  the interest expense on average interest-bearing liabilities, expressed both in dollars  and  rates.  No tax equivalent adjustment were made.  All  average balances  are  monthly  average  balances.  Non-accruing  loans  have  been included in the table as loans carrying a zero yield.
                                                 Year Ended June 30,
                                  1997                   1996
1995
                         Average Interest      Average Interest
Average Interest
                         Outstanding Earned/   Outstanding  Earned/
Outstanding Earned/
               Balance Paid Yield/Rate  Balance Paid Yield/Rate  Balance
Paid Yield/Rate
                                                       (Dollars in
Thousands)
Interest-Earning Assets:
Loans receivable (1). . .$55,105 $4,433 8.04% $48,777  $4,012  8.23%
$49,987 $4,079 8.16%
Mortgage-backed securities15,080    944 6.26   15,704     962  6.13
15,238    836 5.49
Investment securities . .  4,813    281 5.84    7,447     441  5.92
5,592    335 5.99
FHLB stock  . . . . . . .    636     44 6.92      636      50  7.86
634     45 7.10
Total interest-earning
assets(1) . . . . . . . . 75,634  5,702 7.54   72,564   5,465  7.53
71,451  5,295 7.41
Non interest-earning
assets . . . . . . . . .   3,692                4,897
2,692
Total assets. . . . . .  $79,326              $77,461
$74,143

Interest-Bearing Liabilities:
Savings deposits  . . .  $15,272 $  374 2.45  $16,028     456  2.85
$17,116    507 2.96
NOW and MMDA accounts  .   5,286    118 2.23    4,699     129  2.74
4,838    146 3.02


Certificate accounts. .   39,352  2,290 5.82   41,250   2,432  5.90
42,756  2,145 5.02
FHLB borrowing . . . .     5,850    349 5.97      600      13  2.17
-      -    -
Total interest-bearing
liabilities . . . . . .   65,760  3,131 4.76   62,577   3,030  4.84
64,710  2,798 4.32
Non interest-bearing
liabilities  . . . . .       126                  576
948
Total liabilities . . .   65,886               63,153
65,658
Stockholders' equity  .   13,440               14,308
8,485
Total liabilities and
stockholders' equity . . $79,326              $77,461
$74,143

Net interest income . .           $2,571               $2,435
$2,497
Net interest rate spread                 2.78%                2.69%
3.09%
Net earning assets. . .  $ 9,874              $ 9,987                $
6,741
Net yield on average
interest-earning assets                  3.40%                3.36%
3.49%
Average interest-earning
assets to average
interest-bearing
liabilities . . . . . .   115.02%             115.96%
110.42%

      (1) Calculated net of deferred loan fees, discounts and premiums, and loans in process.








The following table presents the dollar amount of changes in interest income and interest expense for major components of interest-earning assets and interest-bearing liabilities. It distinguishes between the changes related to outstanding balances and those due to the changes in interest rates. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to (i) changes in volume (i.e., changes in volume multiplied by old rate) and (ii) changes in rate (i.e., changes in rate multiplied by old volume). For purposes of this table, changes attributable to both rate and volume, which cannot be segregated, have been allocated proportionately to the change due to volume and the change due to rate.

                                            Year Ended June 30.
                                1996 vs. 1997             1995 vs. 1996
                           Increase                   Increase
                           (Decrease)         Total  (Decrease)
Total
                            Due to          Increase  Due to
Increase
                           Volume   Rate  (Decrease) Volume   Rate
(Decrease)
                                             (Dollars in Thousands)
Interest-earning assets:
Loans receivable, net . . . $   511 $ (90) $   421  $  (99) $  32  $ ( 67)
Mortgage-backed securities      (39)   21      (18)     26    100     126
Investment securities  . .     (154)   (6)    (160)    110     (4)    106
FHLB stock . . . . . . . .      ---    (6)      (6)    ---      5       5

Total interest-earning
assets  . . . .             $   318   (81)     237  $   37 $  133     170

Interest-beating liabilities:
Savings deposits. . . . .       (21)  (61)     (82)    (31)   (20)    (51)
NOW and MMDA accounts. . .       15   (26)     (11)     (4)   (13)    (17)
Certificate accounts. . . .    (111)  (31)    (142)    (78)   365     287
FHLB  borrowing. . . . . .      280    56      336      13    ---      13

Total interest-bearing
liabilities . . . .          $  163 $ (62)     101  $ (100) $ 332     232

Net interest income . . .                    $  136                 $ (62)



Financial Condition

          General. Total assets increased $2.87 million or 3.64%, from $78.86 million at June 30,1996 to $81.73 million at June 30, 1997. The increase in assets was primarily the result of a $8.02
million   increase   in   net  loans  offset   by   reductions   of   $4.84
million in investment securities and mortgage-backed securities and $.31 million of other assets. Funding for the asset growth
primarily   came   from   $6.50  million  of  FHLB   advances   offset   by
$1.84   million   in  decreased  deposits  and  common  stock   repurchases
of  $2.01 million.

        Cash and Cash Equivalents. Cash and cash equivalents, consisting of cash, interest-bearing deposits and federal funds sold decreased $134,000 from $1.39 million at June 30, 1996 to $1.25 million at June 30, 1997.

       Investment Securities. Investment securities, consisting of United States Government securities and an investment in a United
States Government securities mutual fund, decreased $2.39 million or 51% from $4.69 million at June 30, 1996 to $2.30 million at June 30, 1997. The decrease resulted from the sale of the
Company's   $.89  million  interest  in  a  mutual  fund,  and   maturities
of $1.5 million of government securities. At June 30, 1997, $1.30 million or 56% of the Association's investment securities were available for sale.

         Mortgage-backed Securities. Mortgage-backed securities decreased $2.44 million or 15%, from $16.15 million at June 30,
1996 to $13.71 million at June 30, 1997. The decrease was primarily the result of principal repayments. At June 30, 1997,
$1.78 million or 13% of the mortgage-backed securities were classified as available for sale.

        Loans Receivable, Net. Loans receivable increased $8.02 million, or 15%, from $53.11 million at June 30, 1996 to $61.13 million at June 30, 1997. This increase was primarily the result of increased demand and expanded market area for residential mortgages in conjunction with aggressive efforts in origination of home equity and mortgage-backed commercial loans along with continued participations in commercial loans.

       Deposits. Deposits decreased $1.84 million, or 3.0%, from $61.23 million at June 30, 1996 to $59.39 million at June 30, 1997. The Association is actively pursuing a deposit retention program. The program, implemented during the fourth quarter of fiscal 1997, offers higher rate special short-term and long-term deposit certificates. Under the program, fourth quarter deposits increased by $390,000, a reversal of the outflow pattern experienced during fiscal 1996 and the first three quarters of fiscal 1997. Monitoring of local market rates, special certificate offerings and wholesale alternatives will continue to be utilized as management focuses on viable funding sources.

       Stockholders' Equity. Stockholders' equity decreased $1.69 from $14.05 million at June 30, 1996 to $12.36 million at June
30, 1997. This decrease was primarily the result of the Company's stock repurchase program, partially offset by 1997 net income.


Results of Operations

       General. Net income decreased $88,000, or 26.27%, from $335,000 for 1996 to $247,000 for 1997. The decrease in net income resulted primarily from the expense associated with the one-time special SAIF recapitalization assessment of $414,000. Adjusted for the SAIF recapitalization assessment, net of related
federal  and  state  income  tax  benefits,  net  income  for  1997   would
have   been   $497,000,  an  increase  of  48.36%  over  net   income   for
1996.

        Net interest income. Net interest income increased $136,000 from $2.44 million in 1996 to $2.57 million in 1997.
The   increase   was   due   to  $3.07  million   of   additional   average
interest-earning assets at an improved net four basis point yield. Net yield on average interest-earning assets in 1997 increased 1.19% to 3.40% from 3.36% in 1996.

       Interest Income. Interest income increased $237,000, from $5.46 million for 1996 to $5.70 million for 1997. The increase was the result of $6.33 million of higher average balances in loans receivable during the year offset by $3.26 million of reduced investment and mortgage-backed securities average balances. The change due to net volume increases added $318,000
to   interest   income   and   was  offset  by  lower   rate   precipitated
decreases of $81,000. The yield on average interest-earning assets increased 1 basis point, from 7.53% for 1996 to 7.54% for 1997

       Interest Expense. Interest expense increased $101,000 from $3.03 million in 1996 to $3.13 million in 1997, primarily as a result of $336,000 of additional expense related to increased FHLB advances. The average rate paid for interest-bearing liabilities decreased 8 basis points from 4.84% in 1996 to 4.76% in 1997, a decrease of 1.65%. The average balance of interest-
bearing liabilities for fiscal 1997 was $65.76 million, an increase of $3.18 million from $62.58 million for fiscal 1996.

       Provision  for  Loan  Losses.   There  was  no  provision  for  loan
losses for the year ended June 30, 1997 and the year ended June 30, 1996. The Company maintains an allowance for loan losses based upon management's periodic evaluation of non-performing loans, inherent risks in the loan portfolio, economic conditions and past experience. Management does expect that as loan growth continues, provisions for loan losses may be required. The
provisions,   however,  are  not  expected  to  have  a   material   impact
on earnings.

        Noninterest   Income.    Noninterest   income   increased   $54,000
from   $172,000  in  1996  to  $226,000  in  1997,  primarily  from   gains
on sales of securities.

         Noninterest     Expense.     Noninterest     expense     increased
$310,000,   from  $2.06  million  in  1996  to  $2.37  million   in   1997.
The primary increase was the result of the $414,000 one-time special assessment to recapitalize the SAIF fund. The expense recognition for the SAIF recapitalization occurred as of September 30, 1996. As a result of the special assessment, FDIC deposit insurance rates have decreased from $.23 per $100 of domestic deposits to $.064 per $100 of domestic deposits. Under the revised assessment rate, the Association expects to realize approximately $99,000 of reduced expenses at current deposit levels under existing regulatory ratings. Total compensation and related benefits as well as occupancy and equipment expense remained relatively unchanged from 1996 levels at $964,000 and $279,000, respectively. Advertising and promotion expense decreased by $10,000, the continued result of the 1996 reorganization of our advertising campaign. Additionally, service bureau expense decreased by $9,000 and other operating expense decreased by $25,000 over fiscal 1996 expenditures.

       Income Taxes. Income tax expense decreased $31,000 from $213,000 in 1996 to $182,000 in 1997, principally as a result of a decrease in pretax income. The effective tax rate for 1997 was 42.34% versus 38.83% in 1996.

Liquidity and Capital Resources

        The Association's primary sources of funds consist of deposits, repayment and prepayment of loans and mortgage-backed securities, maturities of investment securities and temporary cash investments, and funds provided by operations. While scheduled loan and mortgage-backed securities repayments and maturities of investments are predictable sources of funds, deposit flows and loan and mortgage-backed securities prepayments are significantly influenced by the general level of interest rates, economic conditions, and competition. Sobieski Federal uses it liquidity resources to fund existing and future loan commitments, purchase mortgage-backed securities, fund maturing certificates of deposit and other savings deposit withdrawals, to invest in other interest-earning assets, to maintain liquidity, and to meet operating expenses. Management believes that loan and mortgage-backed securities repayments and other sources of funds will be adequate to meet Sobieski Federal's current liquidity needs.

        As   a   federal   savings   association,   the   Association    is
required to maintain liquid assets of 5% of its withdrawable deposits plus short-term borrowings. At June 30, 1997, the
Association was in compliance with Office of Thrift Supervision ("OTS") liquidity requirements, having a ratio of 6.07%.

       The Association is required by OTS to meet minimum capital requirements, which include tangible capital, core capital and risk-based capital requirements. The Association's actual capital as reported to the OTS at June 30, 1997 exceeded all three requirements. The following chart sets forth the actual and required minimum levels of regulatory capital for the
Association under applicable OTS regulations as to June 30, 1997(dollars in thousands):

           Actual Percent Required Percent  Excess
Core      $ 9,026   11.4  $  2,380  3.0    $  6,646
Tangible    9,026   11.4     1,190  1.5       7,836
Risk-based  9,226   27.7     2,666  8.0       6,560

       The   OTS  has  proposed  to  increase  the  minimum  required  core capital  ratio  from  the  current  3%  level  to  a  range  of  4%  to  5%
for all but the most highly rated financial institutions. While the OTS has not taken final action on such proposal, it has adopted a prompt corrective action regulation that classifies any savings institution that maintains a core capital ratio of less than 4% (3% in the event the institution was assigned a composite 1 rating in its most recent report of examination) as "undercapitalized." As of June 30, 1997, the Association had a core capital ratio of 11.4% and met the requirement for a "well capitalized" institution.

Accounting And Regulatory Developments

Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of," was issued in March 1995 and requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. The adoption of this statement during fiscal 1997 had no effect on the Company's consolidated financial statements.

SFAS No. 122, "Accounting for Mortgage Servicing Rights," was issued in May 1995 and requires the capitalization of mortgage servicing rights acquired through either purchase of mortgage loan servicing or origination and sale or securitization of mortgage loans with retention of servicing. SFAS No. 122 also
requires   an  analysis  of  capitalized  mortgage  servicing  rights   for
potential impairment based on the fair value of the rights. Currently, the Company does not purchase or originate to sell mortgage loans.

SFAS No. 123, "Accounting for Stock-Based Compensation," was issued in October 1995 and established a fair value based method of accounting for stock-based compensation plans. This statement also establishes fair value as the measurement basis for transactions in which an entity acquires goods or services from non-employees in exchange for equity instruments. There was no effect on the Company's 1997 consolidated financial statements as this statement was adopted in 1997 on a disclosure basis only.

SFAS  No.  128,  "Earnings  Per  Share,"  establishes  new  standards   for
computing and presenting earnings per share ("EPS") for publicly-held companies. The statement replaces the current presentation of primary EPS with a presentation of basic EPS. It also requires dual presentation of basic and fully diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and  denominator  of  the  basic  EPS  computation  to  the  numerator  and
denominator   of  the  fully  diluted  EPS  computation.    SFAS   128   is
effective for financial statements issued for periods ending after December 15, 1997, including interim periods. This statement requires restatement of all prior-period EPS data presented. Adoption of this statement by the Company in fiscal 1998 is not presently expected to have any significant impact on the Company's historical presentation of EPS data.

SFAS No. 129, "Disclosure of Information about Capital Structure," establishes standards for disclosing information about an entity's capital structure. Such information includes pertinent rights and privileges of securities outstanding. Examples of information that shall be disclosed are dividend and liquidation preferences, participation rights, call prices and dates, conversion or exercise prices or rates and significant terms of contracts to issue additional shares. Other disclosures include information regarding liquidation preferences of preferred stock and redemption requirements of redeemable stock. SFAS 129 is effective for financial statements issued for periods ending after December 15, 1997 and is not presently expected to have any significant impact on the Company's historical financial statements.

Impact of Deposit Insurance Funds Act of 1996

On September 30, 1996, President Clinton signed into law the Deposit Insurance Funds Act of 1996, which included provisions recapitalizing the SAIF. It provides for the eventual merger of the thrift fund with the Bank Insurance Fund ("BIF") on January 1, 1999, provided no savings associations are then in existence, and reallocates payment of the annual Financing Corp. ("FICO")
bond  obligation.   As  part  of  the  legislation,  the  FDIC  imposed   a
special   one-time  assessment  of  65.7  basis  points   to   be   applied
against all SAIF-insured deposits as of March 31, 1995, in order to restore the SAIF to the statutorily prescribed 1.25 percent reserve ratio. The special assessment, which was paid in November 1996, resulted in a $414,000 pretax charge to the Association during its first quarter of fiscal 1997. The assessment reduced the Company's 1997 net income by approximately $250,000, or $0.32 per share.

Effective  January  1,  1997,  SAIF  members  will  have  the  same   risk-
based assessment schedule as BIF members. The Association has effectively paid no assessment for deposit insurance coverage commencing January 1, 1997. However, all SAIF and BIF institutions, including the Company, are responsible for sharing the cost of interest payments on the FICO bonds. The cost will be an annualized charge of 1.3 basis points for BIF deposits and
6.4 basis points for SAIF deposits.

REPORT OF INDEPENDENT ACCOUNTANTS
Coopers & Lybrand L.L.P.


To the Stockholders and Board of Directors of Sobieski Bancorp, Inc.:

We    have   audited   the   accompanying   consolidated   statements    of
financial   condition  of  Sobieski  Bancorp,  Inc.   and   subsidiary   as
of June 30, 1997 and 1996, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended June 30, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Sobieski Bancorp, Inc. and subsidiary as of June 30, 1997 and 1996, and the consolidated results of their
operations  and  their  cash  flows  for  each  of  the  three   years   in
the period ended June 30, 1997, in conformity with generally accepted accounting principles.






  South Bend, Indiana
  August 22, 1997


Sobieski Bancorp, Inc. and Subsidiary

Consolidated Statements Of Financial Condition as of June 30, 1997 and 1996

          ASSETS             1997                1996
Cash, including interest-
bearing deposits in other
financial institutions of
$94,477 and $334,793,
respectively              $ 1,251,373      $   1,258,520
Federal funds sold               -               127,000
Certificates of deposit       198,000            198,000
Investment securities,
available-for-sale
(amortized cost of
$1,299,335 and $3,167,813,
respectively)               1,297,148          3,193,784
Investment securities,
held-to-maturity (market
value of approximately
$1,012,900 and $1,497,000,
respectively)               1,000,000          1,500,000
Mortgage-backed securities,
available-for-sale (amortized
cost of $1,790,203 and
$2,383,429, respectively)   1,780,210          2,344,925
Mortgage-backed securities,
held-to-maturity (market
value of approximately
$11,617,500 and $13,424,600,
respectively)              11,929,352         13,806,725
Loans receivable, net      61,134,644         53,114,094
Real estate owned              11,037                 -
Federal Home Loan Bank
stock, at cost                636,000            636,000
Property and equipment,
net                         2,028,310          2,110,699
Other assets                  466,672            557,044
Deferred income taxes               -             15,960

Total assets              $81,732,746       $ 78,862,751

           LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Deposits               $59,386,630       $ 61,226,683
Federal Home Loan Bank
advances                 9,500,000          3,000,000
Advances from borrowers
for taxes and insurance   260,439             264,531
Accrued income taxes       80,628             129,305
Accrued interest and
other expenses            132,077             188,042
Deferred income taxes      12,177                   -

Total liabilities      69,371,951          64,808,561

Commitments (Notes L )

Stockholders' equity:
Preferred stock, $.01
par value: 500,000 shares
authorized; none issued      -                   -
Common stock, $.01 par
value: 3,500,000 shares
authorized; 966,000
 shares issued             9,660                9,660
Additional paid-in
 capital               9,147,176            9,099,156
Retained earnings,
substantially
restricted             6,670,543            6,538,602
Net unrealized depreciation
of securities
available-for-sale       (7,356)               (7,571)
15,820,023            15,639,847
Less: Treasury stock,
at cost, 206,368 and
71,940 shares,
respectively          2,879,878               909,457
Unallocated Employee
Stock Ownership Plan
 shares;57,935 and
67,620 shares,
respectively            579,350               676,200
Total stockholders'
 equity              12,360,795            14,054,190

Total liabilities
and stockholders'
equity             $ 81,732,746          $ 78,862,751
See accompanying notes to consolidated financial statements.
Sobieski Bancorp, Inc. and Subsidiary

Consolidated Statements Of Income
for the years ended June 30, 1997, 1996 and 1995

                   1997           1996              1995
Interest income:
Loans          $ 4,433,288   $ 4,012,220      $ 4,079,101
Mortgage-backed
securities         944,274       962,464          835,981
Interest-bearing
deposits            43,665       267,071          179,173
Investments and
other              281,103       222,913          200,800

Total interest
income           5,702,330     5,464,668        5,295,055

Interest expense:
Interest on
deposits         2,782,319     3,016,692        2,798,112
Interest on
borrowings         348,563        12,896                -

Total interest
expense          3,130,882     3,029,588        2,798,112

Net interest
income           2,571,448     2,435,080        2,496,943

Provision for
loan losses             -           -               9,743

Net interest
income after
provision for
loan losses      2,571,448    2,435,080         2,487,200

Non-interest
income:
Fees and
service charges    156,443      162,303           139,361
Gain on sale
of securities       63,535          -                 -
Other income         5,567        9,247            30,469

Total non-interest
income             225,545      171,550           169,830

Non-interest expenses:
Compensation
and benefits       964,207      962,655           775,672
Occupancy and
equipment          278,747      278,576           173,084
Federal deposit
insurance premiums 495,872      143,583            152,580
Advertising and
promotion           30,666       41,349            120,967
Service bureau
expense             98,555      107,575             92,929
Other operating
expenses           500,257      524,813            419,263

Total non-interest
 expenses        2,368,304    2,058,551          1,734,495

Income before
income taxes       428,689      548,079            922,535

Income taxes       181,500      212,800            372,400

Net income    $    247,189  $   335,279      $     550,135

Earnings per
common share(1)$      .32   $       .39     $          .09

(1) For 1995, earnings per common share is for the period subsequent to the initial offering of common stock which was completed on March 30, 1995.


See accompanying notes to consolidated financial statements.
Sobieski Bancorp, Inc. and Subsidiary

Consolidated Statements Of Stockholders' Equity for the years ended June 30, 1997, 1996 and 1995

                                                            Net
Unrealized
                                                     Appreciation
Unallocated
                                                    (Depreciation)
Employee     Total
                              Additional           of Securities
Stock        Stock-
                         Common Paid-in Retained    Available- Treasury
Ownership      holders'
                         Stock Capital  Earnings    For-Sale   Stock
Plan Shares   Equity
Balance, July 1, 1994    $   -  $    -    $5,653,188  $   -   $     -   $
-   $ 5,653,188
Net income                   -       -       550,135      -         -
-       550,135
Proceeds from issuance
of common stock,
net of expenses           9,660 9,079,243        -        -         -
(772,800)  8,316,103
Common stock committed
to be released for allocation
to Employee Stock Ownership
Plan participants           -       1,800        -       -          -
32,200      34,000
Net unrealized appreciation
of securities available-
for-sale                    -        -           -      19,154      -
-        19,154

Balance, June 30, 1995    9,660 9,081,043 6,203,323     19,154      -
(740,600) 14,572,580
Net income                  -        -      335,279       -         -
-       335,279
Purchase of treasury
stock, 71,940 shares        -        -          -         -    (909,457)
-        (909,457)
Common stock committed
to be released for allocation
to Employee Stock Ownership
Plan participants          -       18,113       -         -        -
64,400      82,513
Net unrealized depreciation
of securities available-
for-sale                   -         -          -      (26,725)    -
-      (26,725)

Balance, June 30, 1996   9,660 9,099,156  6,538,602   (  7,571)
(909,457)(676,200)  14,054,190
Net income                  -        -      247,189        -         -
-         247,189
Cash dividends ($.14
per share)                 -         -     (115,248)      -          -
-        (115,248)
Purchase of treasury
stock, 137,600 shares      -         -         -          -    (2,011,403)
-      (2,011,403)
Common stock committed
to be released for allocation
to Employee Stock Ownership
Plan participants         -       41,495       -          -          -
96,850      138,345
Treasury stock issued to
vested Recognition and
Retention Plan
 participants            -        6,525        -          -       40,982
-         47,507
Net unrealized
appreciation of securities
available-for-sale       -          -          -         215        -
-            215

Balance,
June 30, 1997    $    9,660 $ 9,147,176 $6,670,543  $(7,356) $(2,879,878)
$(579,350) $12,360,795

See accompanying notes to consolidated financial statements.
Sobieski Bancorp, Inc. and Subsidiary

Consolidated Statements of Cash Flows
for the years ended June 30, 1997, 1996 and 1995
                              1997                 1996
1995
Cash flows provided by
(used in) operating activities:
Net income               $   247,189           $   335,279
$   550,135
Adjustments to reconcile
net income to net cash
provided by operating
activities:
Depreciation and
amortization                 111,156               106,811
44,769
Provision for loan losses        -                     -
9,743
Provision for losses on
real estate owned                -                     -
13,632
(Gain) loss on disposition
 of equipment                  1,165                   775
(7,300)
(Gain) loss on sale of real
 estate owned, net               -                   3,865
(8,611)
(Gain) on sale of securities (63,535)                  -
-
 Deferred income taxes        28,000                39,500
24,000
Contribution to Employee
Stock Ownership Plan         138,345                82,513
34,000
Contribution to Recognition
and Retention Plan            47,507                   -
-
Amortization of premiums
and accretion of discounts,
net                          61,944                 81,062
83,053
Amortization of deferred
loan fees                  (144,532)               (99,110)
(77,679)
Loan fees collected, net
 of costs                       -                      750
7,174
(Increase) decrease in
other assets                 90,372                (17,118)
(50,484)
Increase (decrease) in
 accrued income taxes       (48,677)               114,240
(233,600)
Increase (decrease) in
accrued interest and
other expenses              (55,965)                 6,478
51,440
Net cash provided by
operating activities        412,969                655,045
440,272

Cash flows provided by
(used in) investing activities:
Purchase of certificates
 of deposit                     -                (198,000)
(694,000)
Proceeds from maturity
of certificates of deposit      -                 793,000
-
Proceeds from maturity
of investment securities  1,500,000                   -
-
  Proceeds from sales of
investment securities       938,028                   -
-
Proceeds from sales of
mortgage-backed securities  289,121                   -
-
  Purchase of investment
 securities                 (12,415)           (2,150,574)
(49,650)
 Purchase of mortgage-
backed securities              -               (3,018,040)
(1,270,445)
Principal reductions of
mortgage-backed
securities                2,125,933             2,136,444
1,840,372
Net (increase) decrease
in loans made to customers
and principal collections
on loans                 (7,887,055)           (2,906,404)
1,069,633
Proceeds from sale of
real estate owned             -                    15,197
112,623
Proceeds from disposition
 of equipment                 -                       -
7,300
Purchase of property and
equipment                   (29,932)              (73,383)
(1,948,254)
Purchase of Federal Home
Loan Bank stock               -                      -
(2,800)
Net cash (used in)
investing activities     (3,076,320)           (5,401,760)
(935,221)

Cash flows provided by
(used in) financing activities:
 Net decrease in deposits (1,840,053)           (1,914,965)
(3,950,208)
Increase(decrease) in
advances from borrowers
for taxes and insurance       (4,092)              (71,954)
63,541
Federal Home Loan Bank
advances                   6,900,000             3,000,000
-
Federal Home Loan Bank
payments                    (400,000)                  -
-
Purchase of treasury stock(2,011,403)             (909,457)
-
Proceeds from issuance of
common stock, net               -                      -
8,316,103
Cash dividends            (115,248)                    -
-      .
Net cash provided by
financing activities     2,529,204                 103,624
4,429,436
Increase (decrease)
in cash and cash
equivalents               (134,147)             (4,643,091)
3,934,487
Cash and cash
equivalents, beginning
of year                  1,385,520               6,028,611
2,094,124
Cash and cash
equivalents, end of
year                   $ 1,251,373             $ 1,385,520
$ 6,028,611
               See accompanying notes to consolidated financial
statements.

Sobieski Bancorp, Inc. and Subsidiary
Notes To Consolidated Financial Statements

A.   CONVERSION AND ISSUANCE OF COMMON STOCK.

On October 4, 1994, the Board of Directors of Sobieski Federal Savings and Loan Association of South Bend (the "Association")
adopted   a  plan  of  conversion  to  convert  the  Association   from   a
federally chartered mutual savings and loan association to a federally chartered stock savings and loan association (the "Conversion"). The Association obtained the required regulatory
approval   for   the  Conversion  in  February  1995  and  on   March   22,
1995 the plan of conversion was approved by a majority of the votes eligible to be cast by the members of the Association.

Sobieski   Bancorp,   Inc.   (the   "Company")   was   organized    as    a
Delaware corporation in December 1994 for the purpose of acquiring all of the issued and outstanding capital stock of the Association to be issued in the Conversion.

In   connection  with  the  Conversion,  on  March  30,  1995  the  Company sold 966,000 shares of its common stock, par value $.01 per share, including 77,280 shares acquired by the newly formed Employee Stock Ownership Plan ("ESOP"), for $10 per share. Net proceeds from the sale, after deducting direct issuance costs and expenses of $571,000, aggregated $9,089,000 of which $4,542,500 was used to purchase all of the capital stock of the Association and $772,800 was used to fund the purchase of 77,280 shares of the Company's common stock by the ESOP.

The Company's Articles of Incorporation authorize the issuance of 4,000,000 shares of capital stock, consisting of 3,500,000 shares of common stock, par value $.01 per share, and 500,000 shares of preferred stock, par value $.01 per share. As of June 30, 1996 and 1995, 966,000 shares of the Company's common stock were issued and all of the Company's preferred stock is unissued.

At the time of the Conversion, the Association established a liquidation account in an amount equal to the Association's retained earnings as of September 30, 1994. The liquidation account will be maintained for the benefit of depositors, as of the eligibility record date and supplemental eligibility record date, who continue to maintain their deposits with the Association after the Conversion. In the event of a complete liquidation (and only in such event), each eligible depositor will be entitled to receive a liquidation distribution from the liquidation account, in the proportionate amount of the then current adjusted balance for deposits then held, before any
liquidation    distribution   may   be   made   with   respect    to    the
stockholders.

Current regulations allow the Company to pay dividends on its common stock if its regulatory capital would not thereby be reduced below the amount then required for the aforementioned liquidation account. Also, capital distribution regulations limit the Company's ability to make capital distributions which include dividends, stock redemptions, repurchases and other transactions charged to the capital account based on its capital level and supervisory condition. Federal regulations also preclude any repurchase of the stock of the Company for three years after conversion except for
Sobieski Bancorp, Inc. and Subsidiary
Notes To Consolidated Financial Statements, Continued

A.   CONVERSION AND ISSUANCE OF COMMON STOCK, Concluded.

purchases   of   qualifying   shares  of   a   director   and   repurchases
pursuant to an offer made on a pro-rata basis to all stockholders and with prior approval of the Office of Thrift Supervision or pursuant to an open-market stock repurchase program with certain regulatory criteria.

B.   ACCOUNTING POLICIES.

Organization

The Association is a federally chartered stock savings and loan association and as a member of the Federal Home Loan Bank System ("FHLB") is required to maintain an investment in the capital stock of the FHLB.

Deposit   accounts   are   insured  by  the   Federal   Deposit   Insurance
Corporation    ("FDIC")    within   certain    limitations.    An    annual
premium is required by the FDIC for the insurance of such deposit accounts.

On September 30, 1996, Congress passed into law a recapitalization plan for the Savings Association Insurance Fund, the insurance fund covering deposits of savings institutions. The recapitalization plan provided for a special one-time assessment of .66% on certain deposits of savings institutions as of March 31, 1995. The Association's special assessment amounted to approximately $414,000 and is included in federal deposit insurance premiums in the consolidated statement of income for the year ended June 30, 1997. Future deposit insurance premiums decreased to approximately .06% from the .23% of deposits previously paid by the Association.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and the Association, collectively referred to herein as "Sobieski". All significant intercompany accounts and transactions have been eliminated. The initial capitalization of the Company and its acquisition of the Association took place on March 30, 1995 as more fully described
in   Note  A.  The  acquisition  of  the  Association  has  been  accounted for at historical cost in a manner similar to that utilized in a pooling of interest.

Securities

Securities are classified as either held-to-maturity and reported at amortized cost, trading and reported at fair value (with unrealized holding gains and losses included in current earnings), or available-for-sale and reported at fair value (with unrealized holding gains and losses excluded from current earnings and reported as a separate

Sobieski Bancorp, Inc. and Subsidiary
Notes To Consolidated Financial Statements, Continued

B.   ACCOUNTING POLICIES, Continued.

component   of   stockholders'   equity).    The   Association    had    no
trading securities at June 30, 1997 and 1996.

Gains   and   losses   on  all  securities  transactions   are   recognized
when sold as determined by the identified certificate method.

Loans Receivable

Loans receivable are stated at the unpaid principal balances, less deferred loan fees and an allowance for loan losses. Sobieski follows the policy of charging estimated losses on loans to the provision for loan losses in the period in which such losses become evident.

The allowance for loan losses is an estimate used by management in the preparation of Sobieski's financial statements. The allowance is maintained at a level considered by management to be adequate to provide for probable loan losses inherent in the portfolio. Management's evaluation is based on a continuing review of the loan portfolio and includes consideration of its actual loan loss experience, the present and prospective financial condition of the borrowers, balance of the loan portfolio, and general economic conditions. An economic slow-down in the geographic area could adversely effect the ability of
borrowers   to  make  scheduled  monthly  payments  and  the  duration   of
such   an   economic   slow-down   would  increase   the   possibility   of
credit losses.

Revenue Recognition

Interest   on  loans  is  included  in  interest  income  on  the   accrual
method over the terms of the loans based upon principal balances outstanding. Sobieski discontinues the accrual of interest income on loans when payment of interest is more than 90 days delinquent.
Loan   origination   and  commitment  fees  and  direct  loan   origination
costs   are  deferred,  and  the  net  deferred  amount  is  amortized   to
interest income over the contractual life of the related loans as an adjustment to the yield.

Property And Equipment

Property and equipment are carried at cost less accumulated depreciation and amortization. Depreciation and amortization are determined using the straight-line method based on the estimated useful lives of the applicable assets which range from 3 to 39 years.





Sobieski Bancorp, Inc. and Subsidiary
Notes To Consolidated Financial Statements, Continued

B.  ACCOUNTING POLICIES, Continued.


Real Estate Owned

Real   estate  acquired  in  settlement  of  loans  is  recorded   at   the
lower   of  cost  (the  unpaid  principal  balance  of  the  loan  at   the
date of acquisition plus foreclosure and other related costs) or fair market value at the date of acquisition and is subsequently carried at the lower of cost or net realizable value. Costs of improvements made to facilitate sale are capitalized; costs of holding the property are charged to expense. It is Sobieski's policy to provide valuation allowances for estimated losses whenever, based upon management's evaluation, a significant and permanent decline in value occurs.

Income Taxes

The   Company   and   the   Association  file  consolidated   federal   and
state income tax returns.

The Small Business Job Protection Act of 1996 (the "Act") repealed the special tax bad debt deduction available to savings institutions. The Association was required to change its tax bad debt reserve method to the specific charge-off method under
Internal Revenue Code Section 585 effective for its taxable year ended June 30, 1997. This change in method will result in taxable income of approximately $295,000, representing the excess of the Association's tax bad debt reserve at June 30, 1996 over the  reserve  that  arose  in  tax  years beginning  before  July  1,  1988
(base year amount). This additional taxable income is reportable for income tax purposes ratably over a six-year period. There was no effect of this change on the Company's net income for the
year   ended   June   30,   1997   as  a   deferred   tax   liability   had
previously been established for the tax effect of the excess tax bad debt reserve over the base year amount.

The   Association's   retained  earnings  as  of  June   30,1997   includes
the income tax benefit of approximately $875,000 of tax bad debt deductions, representing the base year amount, for which no deferred income taxes have been provided.

Earnings Per Common Share

Earnings    per    common   share   for   periods   subsequent    to    the
completion   of  the  Company's  initial  stock  offering  on   March   30,
1995 is calculated by dividing net income for the period by the weighted average number of common shares outstanding. The
Company accounts for the shares of common stock acquired by the ESOP and the restricted shares awarded under the Recognition and Retention Plan ("RRP") in accordance with Statement of Position 93-6, "Employers' Accounting for Employee Stock
Ownership   Plans,"  which  prescribes  that  shares  held  by   the   ESOP
and   the   restricted  shares  awarded   under    the    RRP    are    not
considered     in     the      weighted       average       number       of
shares      outstanding     until     such     shares     are     committed
for
Sobieski Bancorp, Inc. and Subsidiary
Notes To Consolidated Financial Statements, Continued.

B.  ACCOUNTING POLICIES, Concluded.

allocation to an ESOP participant's individual account or vested, in the case of the RRP. Accordingly, the weighted average number of common shares outstanding for the year ended June 30, 1997 was 770,098 (864,621 shares for the year ended June 30, 1996 and
888,755   shares   for  the  period  March  30,  1995  through   June   30,
1995). No adjustment has been made to the weighted average number of common shares outstanding to reflect outstanding stock options since the effect is not material.

Use of  Estimates in the Preparation of Financial Statements

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting period. Actual results could differ from those estimates.

Statements Of Cash Flows

For    purposes   of   the   consolidated   statements   of   cash   flows,
Sobieski   considers  cash  and  federal  funds  sold  to   be   cash   and
cash equivalents.

Supplemental   disclosures   of   cash   flow   information   and   noncash
investing   and  financing  activities  for  the  years  ended   June   30,
1997, 1996 and 1995 are as follows:

                                                        1997
1996            1995

Supplemental disclosures of cash flow
  information:
Cash paid during the years for:
Interest             $ 3,154,873     $3,033,648   $2,784,152
Income taxes             202,177         59,060      582,000

Noncash investing and financing
 activities:
Loans transferred to real estate
owned                     11,037            -         32,696
Common stock issued to
 ESOP                        -              -        772,800









Sobieski Bancorp, Inc. and Subsidiary
Notes To Consolidated Financial Statements, Continued

C.   INVESTMENT SECURITIES AND MORTGAGE-BACKED SECURITIES.

The    amortized   cost   and   estimated   aggregate   fair    value    of
investment   securities  and  mortgage-backed  securities   at   June   30,
1997 are as follows:
                             Available-For-Sale
                          Gross        Gross
                        Unrealized  Unrealized    Estimated
             Amortized    Holding   Holding       Aggregate
                Cost       Gains    Losses        Fair Value

Debt securities:
U.S. Treasury
 obligations $ 1,299,335 $   111  $  (2,298)     $1,297,148
Mortgage-backed
securities     1,790,203  10,609    (20,602)       1,780,210

Total        $ 3,089,538 $10,720  $ (22,900)     $ 3,077,358


                              Held-To-Maturity
                          Gross        Gross
                       Unrealized   Unrealized    Estimated
           Amortized     Holding      Holding     Aggregate
                 Cost      Gains     Losses      Fair Value

Debt securities:
U. S. Treasury
obligations  $ 1,000,000 $ 12,900  $     -      $ 1,012,900
Mortgage-backed
 securities   11,929,352   27,288    (339,140)   11,617,500

Total        $12,929,352 $ 40,188 $  (339,140) $ 12,630,400

The amortized cost and estimated aggregate fair value of debt securities and mortgage-backed securities at June 30, 1997, by contractual maturity (except for mortgage-backed securities), are shown in the following table. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

           Available-For-Sale     Held-To-Maturity
                    Estimated                 Estimated
          Amortized Aggregate  Amortized     Aggregate
             Cost   Fair Value    Cost       Fair Value

Due in one
year or
 less   $  801,253 $  799,938  $      -      $       -
Due after
one year through
five years   498,082     497,210        -             -
Due after
five years      -            -     1,000,000    1,012,900
Mortgage-backed
 securities 1,790,203   1,780,210 11,929,352   11,617,500

  Total   $ 3,089,538 $ 3,077,358 $12,929,352 $12,630,400






Sobieski Bancorp, Inc. and Subsidiary
Notes To Consolidated Financial Statements, Continued

C.  INVESTMENT SECURITIES AND MORTGAGE-BACKED SECURITIES,
     Concluded.

The amortized cost and estimated aggregate fair value of investment securities and mortgage-backed securities at June 30, 1996 are as follows:

                               Available-For-Sale
                           Gross         Gross
                       Unrealized     Unrealized   Estimated
              Amortized  Holding       Holding     Aggregate
                Cost      Gains        Losses     Fair Value

Debt securities:
U.S. Treasury
 obligations $2,308,353 $     -     $   (23,283) $ 2,285,070
Mortgage-
backed
securities    2,383,429    1,618        (40,122)   2,344,925

Other securities:
Federated Intermediate
Government
Trust Fund
#47             859,460   49,254             -       908,714

Total        $5,551,242 $  50,872  $ (63,405)  $ 5,538,709


                                Held-To-Maturity
                               Gross    Gross
                           Unrealized Unrealized  Estimated
              Amortized     Holding    Holding    Aggregate
                 Cost       Gains      Losses     Fair Value

Debt securities:
U. S. Treasury
 obligations$ 1,500,000  $    3,323  $  (6,323) $  1,497,000
Mortgage-backed
 securities 13,806,725          -     (382,125)   13,424,600

Total      $15,306,725   $    3,323  $(388,448) $ 14,921,600

Purchases of available-for-sale securities for the years ended June 30, 1997, 1996 and 1995 totaled $12,415, $2,621,645 and
$49,650, respectively. Purchases of held-to-maturity securities for the years ended June 30, 1997, 1996 and 1995 totaled $0, $2,546,969 and $1,270,445, respectively. Proceeds from the sales of available-for-sale securities for the year ended June 30, 1997 totaled $1,227,149, with gross gains of $63,535 realized on those sales. There were no sales of investment securities or mortgage-backed securities during the years ended June 30, 1996 and 1995.

Sobieski Bancorp, Inc. and Subsidiary
Notes To Consolidated Financial Statements, Continued

D.  LOANS RECEIVABLE.

Loans receivable consisted of the following:
                                    June 30,
1997                     1996

One-to-four family
 mortgage loans       $  55,714,150      $ 48,748,883
Construction and
commercial mortgage
loans                     3,928,023         2,580,066
Share loans                 146,561           176,379
Small Business
Administration pass-through
certificates                2,454,856            2,781,500
                           62,243,590           54,286,828
  Less: Undisbursed
portion of loans in
process                       882,268              801,524
Allowance for loan
losses                        200,000              200,000
Deferred loan fees             26,678              171,210

Loans receivable, net  $   61,134,644      $    53,114,094

Certain directors, executive officers and their families have loans with Sobieski. Such loans, exclusive of those not exceeding
$60,000 in the aggregate to any such persons, aggregated
approximately                                    $145,000 at June
30, 1997 (none at June 30, 1996).

The following is a summary of activity in the allowance for loan losses:

                        Years Ended June 30,
                   1997         1996           1995

Balance,
beginning
of year        $  200,000   $  200,000    $   200,000
Provision
charged to
expense              -             -            9,743
Charge-offs         -              -           (9,743)

Balance, end
of year       $  200,000   $   200,000    $   200,000

Nonaccrual loans totaled approximately $126,000, $90,000 and $41,000 at June 30, 1997, 1996 and 1995, respectively.

E.   PROPERTY AND EQUIPMENT.

Property and equipment and related accumulated depreciation and amortization consisted of the following:



June 30,
1997             1996

Land               $  169,518       $  162,893
Office buildings    1,696,031        1,686,978
Leasehold
improvements           66,927           68,396
Furniture and
equipment             580,622          800,672
                    2,513,098        2,718,939
Less, Accumulated
depreciation
and amortization      484,788          608,240

Property and
equipment, net    $ 2,028,310      $ 2,110,699

Sobieski Bancorp, Inc. and Subsidiary
Notes To Consolidated Financial Statements, Continued


F.  OTHER ASSETS.

Other assets consisted of the following:
                                     June 30,
                              1997          1996

Accrued interest receivable:
Loans                     $  300,583     $ 290,589
Mortgage-backed securities    92,092       110,308
Investment securities         23,004        42,057
Interest-bearing deposits        963           945
Prepaid expenses and other    50,030       113,145

 Total                    $  466,672    $  557,044


G.  DEPOSITS.

Deposits consisted of the following:
                                      June 30,
                               1997           1996
                                 Percent            Percent
                   Amount  of Total    Amount      of Total

NOW accounts, 2.75% $ 3,875,715  6.5% $  2,453,936     4.0%

Money market
accounts, 2.75-3.00%  2,171,804   3.7    2,271,719     3.7

Passbook accounts,
 2.50%               15,170,287  25.5    15,908,610    26.0

Certificates of deposit
 and IRA accounts:

3.51-5.00%            9,039,019  15.2     8,941,931    14.6
5.01-6.00%           18,774,255  31.6    17,936,185    29.3
6.01-8.00%           10,355,550  17.5    13,714,302    22.4
                     38,168,824  64.3    40,592,418    66.3

Total              $ 59,386,630 100.0%  $61,226,683   100.0%

The weighted average interest rates on certificates of deposit and IRA accounts were 5.62% and 5.74% at June 30, 1997 and 1996, respectively.

The aggregate amount of certificates of deposit and IRA accounts with a minimum denomination of $100,000 was approximately
$2,235,600 and $1,856,000 at June 30, 1997 and 1996,
respectively. Deposits in denominations greater than $100,000 are in excess of federally insured limits.


Sobieski Bancorp, Inc. and Subsidiary
Notes To Consolidated Financial Statements, Continued

G.   DEPOSITS, Concluded.

At June 30, 1997, scheduled maturities of certificates of deposit and IRA accounts for the years ending on June 30 are as follows:
           1998       1999      2000      2001        2002

3.51-5.00%$  9,039,019 $   -   $     -  $      -   $       -
5.01-6.00%  8,832,677 4,711,613 3,334,284 1,801,268   94,413
6.01-8.00%  1,000,489 8,748,320   606,741        -        -

      $18,872,185 $13,459,933 $ 3,941,025 $1,801,268 $94,413

At June 30, 1996, scheduled maturities of certificates of deposit and IRA accounts for the years ending on June 30 are as follows:
           1997      1998     1999    2000   2001    2002

3.51-5.00%$7,263,637 $1,670,354 $  -   $    -  $   -  $7,940
5.01-6.00% 9,733,202  4,638,156  646,265 2,918,562 -      -
6.01-8.00% 5,488,889  1,204,287 6,410,646  610,480 -      -

     $22,485,728 $7,512,797 $7,056,911 $3,529,042 $-  $7,940

Interest expense on deposits is summarized as follows:

                           Years Ended June 30,
                    1997          1996            1995

NOW and money
 market accounts$   117,653      $  128,385     $   146,196
Passbook accounts   373,848         456,114         507,356
Certificates of
deposit and
 IRA accounts     2,290,818       2,432,193       2,144,560

  Total         $ 2,782,319     $ 3,016,692     $ 2,798,112

H.  FEDERAL HOME LOAN BANK ADVANCES.

At June 30, 1997 and 1996, Sobieski had advances from the Federal Home Loan Bank of Indianapolis totaling $9,500,000 and $3,000,000, respectively, with variable and fixed interest rates ranging from 5.75% to 6.97%, respectively, as of June 30, 1997. Advances outstanding at June 30, 1997 mature from July 1997 through June 1998.

The advances are collateralized by all mortgage loans and mortgage-backed securities issued or guaranteed by the Federal Home Loan Mortgage Corporation, the Federal National Mortgage Association or the Government National Mortgage Association.








Sobieski Bancorp, Inc. and Subsidiary
Notes To Consolidated Financial Statements, Continued

I.  INCOME TAXES.

Income taxes consist of the following:
                          Years Ended June 30,
1997           1996              1995

Federal:
Current          $  106,500     $  132,300        $260,400
Deferred             28,000         39,500          24,000

                    134,500        171,800         284,400
State                47,000         41,000          88,000

Total             $ 181,500     $  212,800       $ 372,400

The provision for income taxes differs from the expected amounts
(computed by applying the federal statutory corporate income tax rate of 34% to income before income taxes) as follows :

                        Years Ended June 30,
1997            1996         1995

Computed statutory
tax provision     $ 145,800    $ 186,400     $  313,700
State income
taxes, net of
federal income
tax benefit          31,000      27,100          58,100
Non-deductible
portion of ESOP
contributions        14,100       7,200             700
(Gain) loss on
sale of real estate
owned, net             -          1,300          (2,900)
Business meals and
  entertainment       5,300       5,600           9,600
Other, net          (14,700)    (14,800)         (6,800)
                   $181,500    $212,800        $372,400
Effective tax rate    42.3%        38.8%          40.4%


The components of the net deferred tax asset(liability) at June
30, 1997 and 1996 were as follows :

                                       June 30,
                                  1997             1996

Deferred tax asset (liability):
  Deferred loan fees            $    4,600      $  51,000
  Allowance for loan losses         68,000         68,000
  Special tax bad debt deductions  (83,700)      (100,000)
  Depreciation and amortization    (11,500)         4,000
  Net unrealized depreciation of
    securities available-for-sale    4,823          4,960
  Other, net                         5,600        (12,000)

Net deferred tax asset(liability) $ (12,177)      $ 15,960

Sobieski Bancorp, Inc. and Subsidiary
Notes To Consolidated Financial Statements, Continued

J.   EMPLOYEE BENEFIT PLANS.

The Association has a defined contribution retirement plan under
Section 401(k) of the Internal Revenue Code. Substantially all employees of the Association are eligible to participate in the plan. Under the plan, the Association matches a percentage of participating employee contributions and may also provide an additional annual discretionary contribution. Retirement plan expense for the years ended June 30, 1997, 1996 and 1995 was $10,312, $13,383 and $9,262, respectively.

Effective March 30, 1995, the Association established the ESOP for the benefit of the Association's employees who meet certain eligibility requirements including having completed 1,000 hours of credited service within a twelve-month period with the Association. The ESOP trust acquired 77,280 shares of the Company's common stock in the Company's initial public offering with proceeds from a loan from the Company. The Association makes cash contributions to the ESOP on a semi-annual basis sufficient to enable the ESOP trust to make its required debt service payments to the Company.

The promissory note payable to the Company by the ESOP trust bears interest at 7.78% with interest and principal payments due in twenty-four (24) consecutive semi-annual installments on the last day of June and December commencing June 30, 1995 and continuing until December 31, 2006. The promissory note is collateralized by the unallocated shares of the Company's common stock held by the ESOP.

As the ESOP promissory note is repaid, shares of the Company's common stock are released from collateral and allocated to qualified ESOP participants based on the proportion of debt service paid during the period. The Company accounts for the ESOP in accordance with Statement of Position 93-6. Accordingly, the unallocated shares pledged as collateral are reported as a reduction of stockholders' equity in the consolidated statements of financial condition. As shares are committed for release from collateral, the Association records contribution expense equal to the average market value of the released shares, and the released shares become outstanding for earnings per common share computations. Contribution expense related to the ESOP was $138,345, $82,513 and $34,000 for the years ended June 30, 1997,
1996 and 1995, respectively.

Following is a summary of shares held by the ESOP trust as of June 30, 1997:

     Allocated shares           19,345
     Unreleased shares          57,935

     Total ESOP shares           77,280

     Fair value of unreleased shares at
       June 30, 1997         $  854,541

On October 25, 1995, the stockholders of the Company ratified the Company's adoption of the Recognition and Retention Plan ("RRP") and the 1995 Stock Option and Incentive Plan (the "Stock Option
Plan").

Under the RRP, an aggregate of 38,640 shares of the Company's common stock have been reserved for the awarding of restricted shares to the Company's directors, officers and employees.
Awards of common stock granted under the RRP vest in five equal annual installments beginning on the first anniversary of stockholder approval of the RRP and are subject to forfeiture in the event the recipient terminates employment with the Company for any reason other than death or disability. RRP shares become free of all restrictions and are distributed to recipients on the date on which they vest. As of June 30, 1997 and 1996, an aggregate of 21,452 and 19,162 shares, respectively, of the Company's common stock, with a market value of $249,714 and $208,600, respectively, at the respective dates of grant,
have   been

Sobieski Bancorp, Inc. and Subsidiary
Notes To Consolidated Financial Statements, Continued

J.   EMPLOYEE BENEFIT PLANS, Concluded.

awarded under the RRP. Contribution expense recognized for the years ended June 30, 1997 and 1996 related to the award of RRP shares was $48,295 and $31,095, respectively.

Pursuant to the Stock Option Plan, an aggregate of 96,600 shares of the Company's common stock have been reserved for the granting of stock options and other long-term incentive awards to the Company's directors, officers and employees. Incentive and non-qualified stock options may be granted under the Stock Option Plan at exercise prices of not less than the fair market value of the Company's common stock at the date of grant, become exercisable at the rate of 20% per year commencing on the first anniversary of the date of grant and have terms not exceeding ten years.

The following is a summary of the activity with respect to Sobieski's stock option plan for the years ended June 30, 1996 and 1997.

                                             Weighted-
                                              Average
                                                                   Exercise
Number of        Price
                                 Shares        Per Share

Outstanding, July 1, 1995          -           $  -
  Granted                         42,480          12.75

Outstanding, June 30, 1996      42,480          12.75
Granted                         19,320          12.50
Canceled                        (9,000)         12.75

Outstanding, June 30, 1997      52,800          12.65

At June 30, 1997, options exercisable under the Company's Stock Option Plan totaled 3,348 shares and had a weighted-average exercise price per share of $12.75. There were no options
exercisable   at   June  30,  1996.   For  options  outstanding   at   June
30,   1997,   the   exercise  price  per  share  ranged  from   $12.50   to
$12.75 and the weighted-average remaining contractual life of the options was 8.6 years. As of June 30, 1997, 43,800 shares of
common   stock   were  reserved  for  future  option   grants   under   the
Company's  Stock  Option  Plan  compared  to  54,120  shares  of  June  30,
1996.

Sobieski adopted the disclosure only provisions of Statement of Financial Accounting Standards No. 123, "Accounting For Stock-Based Compensation" ("SFAS No. 123"), effective July 1, 1996. For the years ended June 30, 1997 and 1996, pro forma net income and earnings per share, reported as if compensation expense had been recognized under the fair value provisions of SFAS No. 123, would have been approximately $225,000, or $.29 per share, and $319,000, or $.37 per share, respectively. The significant assumptions used in the calculation of the Black-Scholes value of Sobieski's stock options were as follows:

Risk free interest rate  6.25%     Volatility rate     20%
Expected life            7 years   Expected dividends    2%


Sobieski Bancorp, Inc. and Subsidiary
Notes To Consolidated Financial Statements, Continued

K.    REGULATORY CAPITAL.

The Association is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the Association's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Association must meet specific capital guidelines that involve quantitative measures of the Association's assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Association's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative   measures  established  by  regulation  to   ensure   capital
adequacy require the Association to maintain minimum amounts and ratios of total and Tier I capital, as defined in the regulations, to risk-weighted assets, as defined, and of Tier I capital to average assets, as defined. As of June 30, 1997, the most recent notification from the Office of Thrift Supervision categorized the Association as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Association must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios. There are no conditions or events since that notification that management believes have changed the Association's category.

The     following     represents    a    reconciliation     between     the
Association's    stockholder's    equity    under    generally     accepted
accounting principles to regulatory capital at June 30, 1997:

Stockholder's equity                          $ 9,018,312
Add: Net unrealized depreciation of
securities available-for-sale                       7,356
Tangible and Tier I capital                     9,025,668

Add: Allowance for loan losses                    200,000

Total risk-based capital                      $ 9,225,668

The   following  are  details  of  the  Association's  regulatory   capital
position and the related capital requirements as of June 30, 1997. Sobieski's consolidated amounts and ratios do not differ materially from the Association's capital amounts and ratios.

                                             To Be Well
                                        Capitalized Under
                           For Capital     Prompt Corrective
                 Actual  AdequacyPurposes Action Provisions
                Amount  Ratio  Amount  Ratio Amount  Ratio
                               (Dollars in Thousands)

Total Capital  $9,226   27.68 $ 2,666 > 8.0% $3,332  > 10%
(to Risk-Weighted Assets)
Tier I Capital  9,026   27.08   1,333 > 4.0%  1,999  > 6.0%
(to Risk-Weighted Assets)
Tier I Capital  9,026   11.37   3,173 > 4.0%  3,966  > 5.0%
(to Adjusted Assets)
Tangible Capital9,026   11.37   2,380 > 3.0%  N/A      N/A
(to Tangible Assets)



Sobieski Bancorp, Inc. and Subsidiary
Notes To Consolidated Financial Statements, Continued

L.   FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK.

Sobieski is a party to loan commitments with off-balance-sheet risk in the normal course of business to meet the financing needs
of    its   customers.   The   loan   commitments   involve,   to   varying
degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated statements of financial condition.

Sobieski's exposure to credit loss in the event of nonperformance by the parties to the loan commitments is represented by the contractual dollar amounts of those commitments ($1,769,000 and
$712,000 at June 30, 1997 and 1996, respectively). Sobieski uses the same credit policies in making loan commitments as it does for on-balance-sheet instruments.

Loan  commitments  are  agreements  to  lend  to  a  customer  as  long  as there is no violation of any condition established in the contract. Loan commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee.
Since   many   of   the   commitments  are  expected  to   expire   without
being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Sobieski evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by Sobieski upon extension of credit, is based on management's credit evaluation of the borrower. Collateral held consists primarily of the real estate being financed.

M.   CONCENTRATION OF CREDIT RISK.

Substantially   all   of  Sobieski's  loan  activity  is   with   customers
located   in   St.  Joseph  County  in  Northern  Indiana  with   a   major
concentration in single-family residential lending.

Generally, loans are collateralized by real estate. The loans are expected to be repaid from cash flow or proceeds from the sale of selected assets of the borrowers. Sobieski's policy for requiring collateral is dependent upon management's credit evaluation of the borrower.

The mortgage-backed securities held by Sobieski consist primarily of FNMA, GNMA and FHLMC pass-through certificates which are issued by those respective agency programs, as sponsored by the United States Government.

Interest-bearing   deposits   in  other  financial   institutions   consist
principally   of   deposits   with  the   Federal   Home   Loan   Bank   of
Indianapolis.

Sobieski Bancorp, Inc. and Subsidiary
Notes To Consolidated Financial Statements, Continued

N.   FAIR VALUE OF FINANCIAL INSTRUMENTS.

Fair   value   disclosures   of   financial   instruments   are   made   to
comply with the requirements of Statement of Financial Accounting Standards No. 107, "Disclosures About Fair Value of Financial Instruments."

The   estimated   fair  values  of  Sobieski's  financial  instruments   as
of June 30, 1997 and 1996 are as follows:

                     Carrying                 Estimated
                      Amount            Fair Value
                 1997         1996        1997         1996
Assets:
Cash and cash
equivalents $ 1,251,373 $ 1,385,520 $ 1,251,373 $1,385,520
Certificates
of deposit      198,000     198,000     198,000    198,000
Investment
securities    2,297,148   4,693,784   2,310,048  4,690,784
Mortgage-
backed
securities   13,709,562  16,151,650  13,397,710 15,769,525
Loans
receivable,
net          61,134,644  53,114,094  61,521,000 53,095,000
Federal Home
Loan Bank
 stock          636,000     636,000     636,000    636,000

Liabilities:
Deposits     59,386,630  61,226,683  59,508,000 61,442,000
Federal Home Loan
Bank advances 9,500,000   3,000,000   9,511,000  3,000,000

                   Contract
                      or                Estimated
                  Notional             Unrealized
                    Amount                   Gain
               1997        1996       1997         1996

Off-balance-sheet
 financial instruments:
Loan commitments
 - fixed rate $1,331,000 $ 610,000 $ 13,000      $     -
Loan commitments
 - adjustable
rate            438,000    102,000      -              -


The   following  methods  and  assumptions  were  used  to   estimate   the
fair value of Sobieski's financial instruments.

Cash   and   cash   equivalents,  certificates  of  deposit   and   Federal
Home Loan Bank stock:

The   carrying   amounts   of  cash  and  cash  equivalents,   certificates
of   deposit   and   Federal   Home  Loan   Bank   stock   are   reasonable
estimates of their respective fair values.

Investment securities and mortgage-backed securities:

Estimated fair values of investment securities and mortgage-backed securities are based on quoted market prices, where available. If quoted market prices are not available, fair values are estimated using quoted market prices for similar instruments.

Sobieski Bancorp, Inc. and Subsidiary
Notes To Consolidated Financial Statements, Continued

N.   FAIR VALUE OF FINANCIAL INSTRUMENTS, Concluded.

Loans receivable:

Fair   values   are   estimated  for  portfolios  with  similar   financial
characteristics. Loans are segregated by type, such as residential mortgages, nonresidential mortgages, commercial and consumer loans. Each loan category is further segmented into fixed and variable interest categories, with residential mortgage loans (Sobieski's largest category) further segregated by similar note rates and maturities. Future cash flows of these loans are discounted using the current rates at which similar loans would be made to borrowers with similar credit rating for the same remaining maturities.

Deposits:

The   estimated   fair  values  of  passbook  and  money  market   accounts
and negotiable orders of withdrawal are determined by discounting estimated future cash flows using the market rates for similar deposits. Certificates of deposit and IRA accounts are segregated by original and remaining term and estimated future cash flows are discounted using rates currently offered for certificate and IRA accounts of similar remaining maturity.

Federal Home Loan Bank advances:

The estimated fair values of advances from the Federal Home Loan Bank of Indianapolis are determined by discounting the future cash flows of outstanding advances using rates currently available on advances from the Federal Home Loan Bank of Indianapolis with similar characteristics.

Loan commitments - fixed rate:

The estimated fair value of commitments to originate fixed-rate loans is determined based on the difference between current levels of interest rates and the committed rates. Because Sobieski's loan commitments expire within 45-60 days of commitment, the effect of market rate changes on the fair value of these commitments is not significant.

Loan commitments - adjustable rate:

There   is   no   estimated  unrealized  gain  or  loss   attributable   to
adjustable   rate  loan  commitments  due  to  their  adjustable   interest
rate feature.

The fair value estimates presented herein are based on pertinent information available to management as of June 30, 1997 and 1996. Estimated fair value amounts have been determined by Sobieski using available market information and a selection from appropriate valuation methodologies. However, considerable
judgment   is   necessarily   required  to   interpret   market   data   to
develop the estimates of fair value. Accordingly, the estimates presented are not necessarily indicative of the amount Sobieski could realize in a current market exchange. The use of different market assumptions and estimation methodologies may have a material effect on the estimated fair value amounts.

O.   PARENT COMPANY FINANCIAL INFORMATION.

The  Company  was  organized  to  serve as  the  holding  company  for  the
Association and began operations on March 30, 1995 in conjunction with the Association's mutual-to-stock conversion and the Company's initial public offering of its common stock. The Company's statements of financial condition as of June 30, 1997 and 1996, and its related statements of income and cash flows for the years ended June 30, 1997 and 1996 and the period from March 30, 1995 through June 30, 1995 are as follows:

Sobieski Bancorp, Inc. and Subsidiary
Notes To Consolidated Financial Statements, Continued

O. PARENT COMPANY FINANCIAL INFORMATION, Continued.

                STATEMENTS OF FINANCIAL CONDITION
                  As of June 30, 1997 and 1996

     ASSETS                  1997              1996

Cash and cash
equivalents          $       24,566      $       24,573
Loans receivable          3,089,198           3,292,723
Note receivable
from subsidiary             611,800             676,200
Investment in
subsidiary                9,018,312          10,100,080
Other assets                144,179              32,726

Total assets         $   12,888,055      $   14,126,302

     LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
Note payable to
subsidiary          $       500,000     $            -
Accrued income taxes         14,173               65,829
Other liabilities            13,087                6,283

Total liabilities           527,260               72,112

     STOCKHOLDERS' EQUITY:
Preferred stock, $.01
par value: 500,000 shares
authorized; none issued        -                     -
Common stock, $.01 par
 value: 3,500,000 shares
authorized; 966,000
shares issued               9,660                 9,660
Additional paid-in
capital                 9,147,176             9,099,156
Retained earnings,
substantially
restricted              6,670,543             6,538,602
Net unrealized
depreciation of
securities
available-for-sale           (7,356)               (7,571)
                         15,820,023            15,639,847

Less: Treasury stock,
at cost, 206,368 and
71,940 shares,
respectively              2,879,878               909,457
Unallocated Employee
Stock Ownership
Plan shares; 57,935
and 67,620
shares, respectively        579,350               676,200

Total stockholders'
equity                   12,360,795            14,054,190

Total liabilities and
stockholders' equity    $12,888,055          $ 14,126,302

Sobieski Bancorp, Inc. and Subsidiary
Notes To Consolidated Financial Statements, Continued

O. PARENT COMPANY FINANCIAL INFORMATION, Continued.

STATEMENTS OF INCOME
for the years ended
June 30,1997 and 1996 and
for the period from March 30, 1995
through June 30, 1995


                   1997          1996              1995

Income:
Interest income
 on loans      $   231,082    $   260,652      $   67,422
Dividends
received from
subsidiary       1,449,000        217,350             -
Interest on note
receivable from
subsidiary          51,356         56,366          15,031
Other interest
 income               -               266          11,689

Total income     1,731,438        534,634          94,142

Expenses:
Compensation and
 benefits           57,900         63,900           5,475
Occupancy and
 equipment           6,000          6,000           1,500
Professional fees   37,349         76,098          10,988
Interest on note
 payable to
subsidiary         24,006              -              -
Other operating
expenses           48,159          65,800          16,019

Total
expenses          173,414         211,798          33,982

Income before
income taxes and
equity in
undistributed
earnings of
 subsidiary     1,558,024        322,836          60,160

Income taxes       43,000         42,000          23,830

Income before
equity in undistributed
earnings of
subsidiary      1,515,024        280,836          36,330

Equity in undistributed
 earnings (losses)
of subsidiary  (1,267,835)        54,443         513,805

Net income   $    247,189     $  335,279       $ 550,135








Sobieski Bancorp, Inc. and Subsidiary
Notes To Consolidated Financial Statements, Concluded

O.  PARENT COMPANY FINANCIAL INFORMATION, Concluded.

STATEMENTS OF CASH FLOWS
for the years ended
June 30, 1997 and  1996 and
for the period from March 30, 1995
through June 30, 1995
                         1997           1996          1995

Cash flows from
 operating activities:
Net income          $  247,189   $   335,279    $  550,135
Adjustments to
reconcile net
income to net
cash provided by
operating activities:
Equity in undistributed
losses (earnings) of
subsidiary           1,267,835      (  54,443)     (513,805)
Decrease (increase)
 in other assets      (111,453)         2,597       (35,323)
Increase (decrease)
in accrued income
 taxes                 (51,656)        41,999        23,830
Increase (decrease)
in other liabilities     6,804         (4,334)       10,615

Net cash provided by
operating activities 1,358,719         321,098       35,452

Cash flows from
investing activities:
 Investment in
common stock of
subsidiary                -               -      (4,542,500)
Payments received on
note receivable from
subsidiary             64,400          96,600            -
Net (increase) decrease
 in loans purchased
 from subsidiary and
principal collections
on loans               203,525       282,983    (3,575,706)

Net cash provided
by (used in)investing
activities             267,925       379,583    (8,118,206)

Cash flows from
financing activities:
 Proceeds from note
payable to
subsidiary             500,000          -              -
Proceeds from issuance
of common stock,
 net                      -            -         8,316,103
Purchase of treasury
stock               (2,011,403)     (909,457)          -
Cash dividends        (115,248)         -              -

Net cash provided by
(used in) financing
activities         (1,626,651)      (909,457)    8,316,103

Net increase
(decrease) in cash
and cash equivalents       (7)      (208,776)      233,349

Cash and cash equivalents:
Beginning of period    24,573        233,349           -

End of period     $    24,566   $     24,573    $  233,349


These financial statements should be read in conjunction with the Company's consolidated financial statements and notes thereto.

                     SOBIESKI BANCORP, INC.
                     STOCKHOLDER INFORMATION

ANNUAL MEETING

        The   Annual  Meeting  of  Stockholders  will  be  held   at   2:00
p.m., South Bend, Indiana, time on October 27, 1997 at the office of Sobieski Bancorp, Inc., 2930 W. Cleveland Road, South Bend, Indiana 46628.

STOCK LISTING

         Sobieski   Bancorp,   Inc.  common  stock   is   traded   on   the
NASDAQ System under the symbol "SOBI".

MARKET AND DIVIDEND INFORMATION

     The  Company's  ability  to  pay  dividends  to  its  stockholders  is
substantially    dependent   upon   the   dividends   it   receives    from
Sobieski   Federal.   Under  current  regulations,   the   Association   is
not permitted to pay dividends if its regulatory capital would thereby be reduced below (1) the amount then required for the liquidation account established in connection with the
Association's conversion from mutual to stock form, or (2) the regulatory capital requirements imposed by the Office of Thrift Supervision. Capital distributions are also subject to certain limitations based on Sobieski Federal's net income. See Note A of Notes to Consolidated Financial Statements. The Association's total capital at June 30, 1997 exceeded the amounts of its liquidation account and regulatory capital requirements.

        The  following  table  sets  forth,  for  the  periods  shown,  the per  share  price  range  of  the  common  stock  and  dividends  paid  for
each   quarter  since  the  common  stock  began  trading  on   March   30,
1995.   The   prices   reflect   interdealer  quotations   without   retail
markup,   markdown  or  commissions,  and  do  not  necessarily   represent
actual transactions.
                    1997           1996              1995
    HIGH LOW Dividends HIGH LOW Dividends HIGH LOW Dividends
 First
 Quarter
  $12.75 $11.75 $   -  $12.19 $11.00 $ -  $ -  $ -   $   -
Second
Quarter
   17.00  12.75    -    13.25  12.00   -    -    -       -
Third
Quarter(1)
   15.50  14.00   0.07  13.00  12.00   -  10.25 10.00    -
Fourth
Quarter
   15.25 14.50    0.07   13.00  12.00   -  11.13 10.00    -

(1) For 1995, reflects the period from March 30, 1995 through
March 31, 1995.

      The stock price information set forth in the table above was provided by the National Association of Securities Dealers, Inc. Automated Quotation System. The average of the bid and asked
prices   of   Sobieski  Bancorp,  Inc.'s  common  stock   on   August   29,
1997 was $16.4375.

       At   August  29,  1997,  there  were  759,632  shares  of   Sobieski
Bancorp,   Inc.  common  stock  issued  and  outstanding  and  there   were
approximately 399 holders of record.


STOCKHOLDER               AND              GENERAL               INQUIRIES:
TRANSFER AGENT:
Thomas F. Gruber
Registrar and Transfer Co.
President and Chief Executive Officer
10 Commerce Drive
Sobieski Bancorp, Inc.
Cranford, NJ 07016
2930 W. Cleveland Road
South Bend, Indiana 46628
(219) 271-8300

ANNUAL AND OTHER REPORTS
         A copy of Sobieski Bancorp, Inc.'s Annual Report on Form 10-KSB for the year ended June 30, 1997, as filed with the Securities and Exchange Commission, may be obtained without charge by contacting Thomas F. Gruber, President and Chief Executive Officer, Sobieski Bancorp, Inc., 2930 W. Cleveland Road, South Bend, Indiana (219) 271-8300.

                      SOBIESKI BANCORP, INC.
                      CORPORATE INFORMATION

COMPANY AND BANK ADDRESS

       2930 W. Cleveland Road
       South Bend, Indiana 46628
       Telephone: (219) 271-8300
       Fax: (219) 271-3269

BOARD OF DIRECTORS

Thomas F. Gruber                    Robert J. Urbanski
President and Chief Executive
 Officer                           President and Co-owner,
of Sobieski Bancorp, Inc. and      Trans-Tech Electric,Co.
Sobieski Federal Savings and Loan  and Chairman of the
Association                        Board Sobieski Bancorp,
Inc. and Sobieski Federal
Savings and Loan
                                   Association

Joseph F. Nagy                     Leonard J. Dobosiewicz
 Auditor, St. Joseph               Maintenance Professional
 County

Joseph A. Gorny                    George J. Aranowski
 Owner, Liquor Store               Public Accountant


EXECUTIVE OFFICERS

 Thomas F. Gruber                  Marsha Nafrady
  President and Chief Executive    Secretary and Treasurer
  Officer

Arthur Skale                       Sharon Mrozek
Chief Financial Officer            Vice President of
Operations













INDEPENDENT AUDITORS            GENERAL COUNSEL
SPECIAL COUNSEL

Coopers & Lybrand L.L.P.   Kenneth Fedder, Esq.   Silver,Freedman & Taff, L.L.P.
4101 Edison Lakes Parkway  205 West Jefferson Blvd.1100 New York Avenue, NW
Suite 200                  South Bend, Indiana 46601  Seventh Floor
Mishawaka, Indiana 46545                          Washington, DC 20005












































                           Exhibit 21

























                 SUBSIDIARIES OF THE REGISTRANT

                                             State of
Percentage
     Parent                             Subsidiary
Incorporation              of Ownership

Sobieski Bancorp, Inc.        Sobieski Federal Savings and Loan
United States            100%
                    Association