Form 10-Q
period 1997-09-30
SOBIESKI BANCORP INC
filed 1997-11-10
CIK 934860

U.S. SECURITIES AND EXCHANGE COMMISSION
          WASHINGTON, D.C. 20549
                FORM 10-QSB

 [x] QUARTERLY REPORT PURSUANT TO SECTION
            13 OR 15 (d) OF THE
        SECURITIES EXCHANGE ACT OF
For the quarterly period ended September
30, 1997
                    OR

 [ ] TRANSITION REPORT PURSUANT TO SECTION
            13 OR 15 (d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to
________

Commission file number  0-25518

          SOBIESKI BANCORP, INC.
  (Exact name of small business issuer as
         specified in its charter)
          Delaware        35-1942803______
(State or other jurisdiction of    (IRS
Employer Identification No.)
incorporation or organization)

2930 W. Cleveland Road, South Bend,Indiana
46628
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

As of October 27, 1997, there were 779,500 shares of the registrant's common stock issued and outstanding.
          SOBIESKI BANCORP, INC.
              AND SUBSIDIARY

                   INDEX

                                     Page
                                   Number

PART I.FINANCIAL INFORMATION
Item 1. Financial Statements
Condensed Consolidated Statements
of Financial Condition                1
Condensed Consolidated Statements
of Operations                         2
Condensed Consolidated Statements
of Cash Flows                         3
Notes to Condensed Consolidated
Financial Statements                  4-6

Item 2. Management's Discussion and
Analysis of Financial Condition
and Results of Operations             7-10

PART II.  OTHER INFORMATION
Item 1. Legal Proceedings               11
Item 2. Changes in Securities           11
Item 3. Defaults Upon Senior Securities 11
Item 4. Submission of Matters To a Vote
of Security Holders                     11
Item 5. Other Information               11
Item 6. Exhibits and Reports on Form
8-K                                     12

SIGNATURES                              13
EXHIBIT 1                            14-18
EXHIBIT 2                            19-23
EXHIBIT 3                            24-28
                     i











Sobieski Bancorp, Inc. And Subsidiary

Condensed Consolidated Statements Of Financial Condition
September 30, 1997 and June 30, 1997

                              September 30,     June 30,
ASSETS                           1997             1997
                                   (Unaudited)
Cash, including interest-
bearing deposits in other
financial institutions of
$ -0- and $94,477,
respectively                  $   1,426,963   $     1,251,373
Certificates of deposit             198,000             198,000
Investment securities,
available-for-sale (amortized
cost of $698,419  and $1,299,335,
respectively)                       697,939         1,297,148
Investment securities, held-to-
maturity (market value of
approximately $1,011,300
and $1,012,900, respectively)     1,000,000         1,000,000
Mortgage-backed securities,
available-for-sale (amortized
cost of $1,680,595 and
$1,790,203, respectively)         1,686,130         1,780,210
Mortgage-backed securities,
held-to-maturity (market value of
approximately $11,354,168 and
$11,617,500, respectively)       11,456,141        11,929,352
Loans receivable, net            64,533,973        61,134,644
Real estate owned                     -                11,037
Federal Home Loan Bank stock,
at cost                             636,000           636,000
Property and equipment, net       2,008,898         2,028,310
Other assets                        634,776           466,672

       Total assets            $ 84,278,820   $   81,732,746

          LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
  Deposits                     $ 58,465,425   $   59,386,630
  Federal Home Loan Bank
  advances                      12,450,000         9,500,000
  Advances from borrowers for
taxes and insurance                565,801           260,439
  Accrued income taxes              63,206            80,628
  Accrued interest and other
  expenses                         262,348           132,077
  Deferred income taxes             19,000            12,177
       Total liabilities        71,825,780            69,371,951

Stockholders' equity:
  Preferred stock, $.01 par
  value: 500,000 shares authorized;
  none issued                      -                      -
  Common stock, $.01 par value:
  3,500,000 shares authorized;
  966,000 shares issued              9,660              9,660
  Additional paid-in capital     9,147,370          9,147,176
  Retained earnings,
  substantially restricted       6,730,338          6,670,543
  Net unrealized  appreciation
  (depreciation) of securities
  available-for-sale                 3,053             (7,356)
                                15,890,421         15,820,023
  Less: Treasury stock, at
  cost, 204,803 and 206,368
  shares,respectively            2,858,031          2,879,878
  Unallocated Employee Stock
  Ownership Plan shares;
  57,935 shares                    579,350            579,350

Total stockholders' equity      12,453,040         12,360,795

Total liabilities and
stockholders' equity          $ 84,278,820      $  81,732,746

See accompanying notes to condensed consolidated financial
statements.
                                1
Sobieski Bancorp, Inc. And Subsidiary

Condensed Consolidated Statements Of Operations for the three months ended September 30, 1997 and 1996

                                        Three Months
Ended September 30,
1997                    1996
(Unaudited)
Interest Income:
  Loans                    $    1,188,364     $     1,058,500
  Mortgage-backed securities      206,731             255,624
  Interest-bearing deposits        19,003              16,407
  Investments and other             81,819             80,606
    Total interest income        1,495,917          1,411,137

Interest expense:
  Interest on deposits             673,149            720,376
  Interest on borrowings           158,459             60,387
    Total interest expense         831,608            780,763

    Net interest income            664,309            630,374

Non-interest income:
  Fees and service charges          27,435             40,175
  Other income                      19,907              5,255

    Total non-interest income       47,342             45,430

Non-interest expenses:
  Compensation and benefits        287,422            222,229
  Occupancy and equipment           68,860             64,582
  Federal deposit insurance premiums 9,363            449,327
  Advertising and promotion          6,175              5,105
  Service bureau expense            34,828             27,189
  Other operating expenses          86,381            124,413

Total non-interest expenses        493,029            892,845

Income (loss) before income taxes  218,622           (217,041)
Provision (credit) for income
taxes                               95,000            (86,000)

   Net income (loss)          $    123,622    $      (131,041)

Earnings (loss) per common
share                         $       0.18    $         (0.16)

Dividends per common share    $       0.08    $          -

   See accompanying notes to condensed consolidated financial statements.
                                2

Sobieski Bancorp, Inc. And Subsidiary

Condensed Consolidated Statements Of Cash Flows
for the three months ended September 30, 1997 and 1996
Three Months
                                  Ended September 30,
                                  1997                    1996
                                   (Unaudited)
Cash flows provided by
(used in) operating activities:
Net income (loss)             $    123,622        $ (131,041)
Adjustments to reconcile net
income (loss) to net cash provided
by operating activities:
Depreciation of property and
equipment                          26,543             28,032
Gain on disposal of equipment         -                 (200)
Gain on sale of real estate
owned, net                         (2,085)                -
Amortization of premiums and
accretion of discounts, net        16,611             19,400
Amortization of deferred loan
fees                              (13,071)           (11,136)
Increase in other assets         (168,104)          (114,856)
Decrease in accrued income taxes  (17,422)          (129,305)
Increase in accrued interest and
other expenses                    151,924            457,294

Net cash provided by
operating activities              118,018            118,188

Cash flows provided by
(used in) investing activities:
Purchase of investment
 securities                          -               (12,415)
Proceeds from maturities
of investment securities          600,000            200,000
Principal reductions of
mortgage-backed securities        569,611            612,701
Net increase in loans made to
customers and principal
collections on loans           (3,388,360)        (1,224,535)
Proceeds from sale of equipment      -                   200
Proceeds from sale of real
estate owned                       13,122                -
Purchase of property and
equipment                          (7,131)            (9,958)

Net cash provided by (used in)
investing activities           (2,212,758)           434,007

Cash flows provided by (used in) financing activities:
Net decrease in deposits         (921,205)        (1,251,484)
Increase in advances from
borrowers for taxes and
insurance                          305,362           256,755
Federal Home Loan Bank advances 10,450,000         3,100,000
Repayment of Federal Home Loan
Bank advances                  ( 7,500,000)         (400,000)
Purchase of treasury stock           -              (123,448)
Cash dividends                     (63,827)             -       .

Net cash provided by financing
activities                      2,270,330          1,581,823

Increase in cash and cash
 equivalents                      175,590          1,266,004

Cash and cash equivalents,
beginning of period             1,251,373          1,385,520

Cash and cash equivalents,
end of period                $  1,426,963    $     2,651,524

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

     The         condensed         consolidated         financial
     statements       included       herein       have       been
     prepared        by       the       registrant       pursuant
     to      the     rules     and     regulations     of     the
     Securities          and         Exchange         Commission.
     Certain           information          and          footnote
     disclosures          normally          included           in
     financial          statements          prepared           in
     accordance          with         generally          accepted
     accounting          principles           have           been
     condensed      or     omitted     pursuant      to      such
     rules       and       regulations,       although        the
     registrant           believes            that            the
     disclosures      are     adequate      to      make      the
     information         presented        not         misleading.
     In       the      opinion      of      management,       the
     accompanying               unaudited               condensed
     consolidated              financial               statements
     contain          all         adjustments,         consisting
     only        of        normal       recurring       accruals,
     necessary      for      a      fair     presentation      of
     the         Company's         consolidated         financial
     position,       results       of       operations        and
     cash       flows      for      the      interim      periods
     presented.          The         consolidated         results
     of      operations      for     the     interim      periods
     presented            are           not           necessarily
     indicative     of     the    results     that     may     be
     expected       for      the      full       year.        The
     accompanying               unaudited               condensed
     consolidated              financial               statements
     should      be      read      in      conjunction       with
     the         Company's         consolidated         financial
     statements       included       in       the       Company's
     Annual     Report     on     Form     10-KSB     for     the
     year ended June 30, 1997.

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

     The       Company       was       organized       as       a
     Delaware       corporation      in       December       1994
     for     the     purpose     of     acquiring     all      of
     the        issued       and       outstanding        capital
     stock      of      the      Association      issued       in
     the Conversion.

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


                     4
Sobieski Bancorp, Inc. And Subsidiary
Notes       To       Condensed       Consolidated       Financial
Statements

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

C.   ACCOUNTING POLICIES.

     Securities

     Securities     that     may     be     sold     as      part
     of         the         Association's         asset/liability
     or         liquidity        management         or         in
     response       to      or      in      anticipation       of
     changes         in        interest         rates         and
     resulting        prepayment       risk,        or        for
     other       similar       factors,      are       classified
     as       available-for-sale       and       carried       at
     fair           market           value.            Unrealized
     holding         gains         and         losses          on
     securities          classified         as         available-
     for-sale      are      reported     net      of      related
     deferred      income      taxes      as      a      separate
     component          of         stockholders'          equity.
     Securities       that       the       Association        has
     the      ability      and      positive      intent       to
     hold      to      maturity      are      classified       as
     held-to-maturity          and           carried           at
     amortized          cost.          Trading         securities
     are     carried     at     fair    market     value     with
     unrealized       holding       gains       and        losses
     included        in        earnings.         Gains        and
     losses       on       all      securities       transactions
     are         recognized         when         sold          as
     determined            by           the            identified
     certificate         method.          The         Association
     had         no         trading         securities         at
     September 30, 1997.

     Allowance For Loan Losses

     The       allowance      for      loan       losses       is
     established       through       a       provision        for
     loan        losses        based       on        management's
     evaluation      of      the      risks      inherent      in
     its     loan     portfolio    and     changes     in     the
     nature       and       volume       of       its        loan
     activity,       including      those       loans       which
     are       being       specifically       monitored        by
     management.          Such         evaluation,          which
     includes     a     review     of     loans     for     which
     full         collectibility        may        not         be
     reasonably         assured,         considers          among
     other          matters,         loan         classification,
     the       estimated      fair       value       of       the
     underlying               collateral,                economic
     conditions,          historical          loan           loss
     experience,        the        amount        of         loans
     outstanding        and       other       factors        that
     warrant       recognition       in       providing       for
     an         adequate        allowance        for         loan
     losses.            A           significant            factor
     considered       in       the      Company's       allowance
     is       its       historically      low      level       of
     loans        other       than       one-to-four       family
     real        estate        loans.        The        Company's
     allowance         for        loan         losses         and
     nonaccrual        loans       at        September        30,
     1997            aggregated           $200,000            and
     $106,398, respectively.

     Earnings Per Common Share

     Earnings         per         common         share         is
     calculated      by     dividing     net      income      for
     the       period      by      the      weighted      average
     number       of       common       shares       outstanding.
     The      Company      accounts      for      the      shares
     of       common       stock      acquired       by       its
     Employee           Stock           Ownership            Plan
     ("ESOP")        and       the       restricted        shares
     awarded        under        its       Recognition        and
     Retention       Plan       ("RRP")       in       accordance
     with      Statement     of     Position      93-6      which
     prescribes      that      shares      held      by       the
     ESOP         and        the        restricted         shares
     awarded       under       the       RRP       are        not
     considered        in       the       weighted        average
     number       of       shares       outstanding         until
     such      shares      are       for      allocation       to
     an           ESOP           participant's         individual
     account or
                     5
Sobieski Bancorp, Inc. And Subsidiary
Notes       To       Condensed       Consolidated       Financial
Statements, Concluded.

     vested,     in      the      case      of      the      RRP.
     As       of       September      30,       1997,      21,233
     shares      were      released     or      committed      to
     be      released      to      ESOP     participants      and
     4,738      shares       are      vested      under       the
     RRP.            Accordingly,           the           primary
     weighted        average       number        of        common
     shares        outstanding       for        the        three-
     month      period     ended     September      30,      1997
     was       703,113.        The      respective       weighted
     average        number        of        common         shares
     outstanding      for      the      same      period       in
     1996 was 822,683.











































                     6

Item        2.         Management's        Discussion         And
Analysis of Financial
                 Condition         And         Results         of
Operations

Financial Condition

The      Company's      total     assets      increased      $2.6
million       during      the      three       months       ended
September     30,     1997     to     $84.3     million      from
$81.7 million at June 30, 1997. This increase was mainly due to an increase in net loans of $3.4 million offset by a
decrease        of        $1.2       in       the        security
portfolio.         The         increase         in          loans
receivable       was      a      result       of       purchasing
participation          interests          in           commercial
loans,        and        increased        originations        for
commercial,        home        equity        and         mortgage
loans.

The       Company's       total       liabilities       increased
$2.4      million     from     $69.4     million     at      June
30,     1997    to    $71.8    million    at    September     30,
1997.          The         increase         was         primarily
attributable      to      an      increase       in       Federal
Home      Loan     Bank     ("FHLB")     advances     of     $2.9
million.        These        advances       were        primarily
used     to     fund    the    increase    in     home     equity
loans       along       with       mortgage       loans       and
purchases        of       participation       interests        in
commercial       loans.       Deposits       decreased       $0.9
million      from     $59.4     million     at      June      30,
1997      to      $58.5     million     at     September      30,
1997.      The      decrease      was      a      result       of
customers            seeking           higher            yielding
investment alternatives.

Stockholders'       equity       increased       by       $90,000
from     $12.4     million    at     June     30,     1997     to
$12.5       million       at       September       30,       1997
principally       the      result       of       net       income
offset by cash dividends.

Results of Operations

General. The Company recorded net income for the three months ended September 30, 1997 of $124,000 which was an increase of $255,000 over the net loss of $131,000 for the same period in 1996. The loss for the three months ended September 30, 1996 was
the        result        of        the       one-time        SAIF
recapitalization       charge       of       $414,000.        Net
of         the        recapitalization        charge,         net
income        for       the       three       months        ended
September       30,       1996       would       have        been
approximately $119,000.

Net       Interest      Income.       The      Company's      net
income       is      primarily      dependent      upon       net
interest        income.         Net        interest        income
increased     by     $34,000     to      $664,000     for     the
three-month        period       ended        September        30,
1997
from      $$630,000      for      the     three-month      period
ended       September      30,      1996.       The      increase
was primarily a result of increased income earned on loans and a decrease in interest
paid       on       deposits.        The       increase        in
interest       income       earned       on       loans       was
generated       by       the      increased       volume       of
commercial         loans,        home         equity          and
residential mortgage loans.

Interest         expense        for        the        three-month
period       ended       September       30,       1997       was
$832,000    ,    as    compared    to    $781,000     for     the
comparable period in the prior year. The increases of $51,000 in interest expense for the three-month period ended September
30,      1997     was     attributable     to     $98,000      of
added       interest       paid      on      FHLB       advances,
offset     by     a      $47,000     decrease     in     interest
paid on deposits.

Provisions for Loan Losses.  During the
three months ended September 30, 1997, the Company had no provision for loan losses.

At       September       30,      1997,       the       Company's
allowance      for      loan     losses     totaled      $200,000
or     .31%     of    net    loans    receivable     and     188%
of total non-performing loans.

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

                     7
Item        2.         Management's        Discussion         And
Analysis of Financial
                    Condition        And        Results        of
Operations, Continued.

collateral       reviews      and      thus       cannot       be
predicted         in         advance.        In         addition,
federal         regulatory        agencies,         as         an
integral          part         of          their        oversight
process,       periodically      review       the       Company's
allowance      for      loan     losses.       Such      agencies
may       require       the      Company       to       recognize
additions       to      the      allowance       based       upon
their         judgment         of         the         information
available     to     them     at    the     time     of     their
examination.

Non-Interest         Income.          Non-interest         income
consists       primarily      of      fees      and       service
charges       on      deposit      accounts       and       other
income.        Non-interest       income       increased       to
$47,000       for       the       three       months        ended
September     30,     1997     as     compared     to     $45,000
for       the      same      period      last      year.      The
increase     was     due    primarily     to     prior     period
loss         recoveries        offset        by         decreased
service fees.

Non-Interest                Expenses.                Non-interest
expenses        decreased       $400,000       to        $493,000
for         the         three-month         period          ended
September 30, 1997, compared to $893,000 for the same three-month period last year.
The     decrease     in     expense     was     primarily     the
result              of             the             aforementioned
recapitalization           charge           of           $414,000
expensed on September 30, 1996 .

Income Taxes/Benefit. Income taxes for the three months ended September 30, 1997 were $95,000 on pre-tax income of $219,000, an effective tax rate of 43.5%. For the three months ended September 30, 1996, a tax benefit of $86,000 resulted from the pre-tax loss of $217,000 attributable to the
$414,000         SAIF       assessment.       The       Company's
effective tax benefit for the three-month period ended September 30, 1996 was 39.6%.

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

Federal        regulations        have        required        the
Company       to      maintain      minimum       levels       of
liquid        assets.        The       required        percentage
has     varied     from     time    to    time     based     upon
the      economic      conditions     and      savings      flows
and is currently 5% of net withdrawable savings deposits and borrowings payable on demand or in one year or less during the
preceding       calendar       month.        Liquid        assets
for      purposes     of     this     ratio     include     cash,
certain        time        deposits,       U.S.        Government
obligations,       government       agency       and        other
securities           and          obligations           generally
having      remaining      maturities      of      less      than
five       years.       The      Company      has      maintained
its     liquidity    ratio    at    levels    in    excess     of
those       required.       At      the       September       30,
1997,      the      Company's      liquidity      ratio       was
5.39%.

At September 30, 1997, the Company had
$12,450,000 in outstanding advances from the FHLB used primarily to fund purchases of participation interest in commercial loans, internally originated loans, other investments an net savings outflow.

The      Company      uses      its     liquidity       resources
principally              to             meet              ongoing
commitments  to  fund  maturing
certificates        of        deposit         and         deposit
withdrawals         and         to         meet         operating
expenses.       At       September      30,       1997,       the
Company        had        outstanding       commitments        to
extend         credit         which          amounted          to
$4,252,000  (including



                     8
Item        2.         Management's        Discussion         And
Analysis of Financial
                 Condition         And         Results         of
Operations, Continued.

$2,680,000 in available home equity lines of credit). Management believes that loan
repayments     and     other    sources     of     funds     will
be        adequate       to       meet       the        Company's
foreseeable liquidity needs.

At September 30, 1997, the Association had tangible capital of $9.1 million or 11.2% of adjusted total assets which was $7.9
million         above         the         minimum         capital
requirement     of     $1.2     million      or      1.5%      of
adjusted total assets.

At September 30, 1997, the Association had core capital of $9.1 million or 11.2% of
adjusted       total       assets      which       was       $6.7
million         above         the         minimum         capital
requirement     of     $2.4     million      or      3.0%      of
adjusted total assets.

At September 30, 1997, the Association had total risk-based capital of $9.3 million
and      risk-weighted     assets      of      $34.7      million
or      total     risk-based     capital     of     26.8%      of
risk-weighted        assets.        This        amount        was
$6.5      million      above      the     minimum      regulatory
risk-based        capital       requirement        of        $2.8
million, or 8.0% of risk-weighted assets.

Financial Accounting Developments

Statement            of           Financial            Accounting
Standards      (SFAS)      No.      128,      "Earnings       Per
Share"

SFAS       128      establishes      new      standards       for
computing        and        presenting        earnings        per
share       ("EPS")       for      publicly-held       companies.
The         statement        replaces         the         current
presentation       of       primary       EPS       with        a
presentation       of       basic       EPS.        It       also
requires      dual      presentation      of      basic       and
fully     diluted     EPS     on     the     face     of      the
income       statement      for      all      entities       with
complex      capital     structures      and      requires      a
reconciliation        of        the         numerator         and
denominator      of      the      basic      EPS      computation
to      the     numerator     and     denominator     of      the
fully      diluted      EPS      computation.       SFAS      128
is        effective        for        financial        statements
issued      for      periods      ending      after      December
15,      1997,      including     interim      periods.       The
statement      also     requires     restatement      of      all
prior-period       EPS       data      presented.        Adoption
of      this     statement     by     the     Company      during
the second quarter of fiscal 1998 is not presently expected to have any significant
impact         on         the        Company's         historical
presentation of EPS data.

Statement            of           Financial            Accounting
Standards      (SFAS)      No.      129,      "Disclosure      of
Information About Capital Structure"

SFAS       129       is       effective       for       financial
statements         for        periods        ending         after
December     15,     1997.     SFAS     129     is     applicable
to        all       entities       and       requires        that
disclosure        about        an        entity's         capital
structure      include      a      brief      discussion       of
the      rights      and      privileges      for      securities
outstanding,           including           dividend           and
liquidation               preferences,              participating
rights, call prices and dates, conversion or exercise prices or rates and pertinent
dates,         sinking-fund         requirements,         unusual
voting      rights,      and      significant      terms       of
contracts      to     issue     additional      shares.       The
number      of      shares      issued      upon      conversion,
exercise,        or        satisfaction        of        required
conditions     during     at     the     least      the      most
recent       annual       fiscal       period       and       any
subsequent       interim       period       presented        also
are        required       to       be       disclosed.         In
addition,      companies     that      issue      stock      with
liquidation          preferences          or           redeemable
stock       are       required       to       disclose        all
pertinent           characteristics           of            those
securities.       Adoption      of      SFAS      129      during
the       Company's      second      quarter      of       fiscal
1998     is    not    presently    expected    to    have     any
significant         impact        on        the         Company's
historical financial statements.




                     9
Item        2.         Management's        Discussion         And
Analysis of Financial
                 Condition         And         Results         of
Operations, Concluded.

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

As     a     result     of     the     SAIF     recapitalization,
the      FDIC      amended     its     regulation      concerning
the       insurance      premiums      payable      by      SAIF-
insured          institutions.          Effective         January
1,     1997,    the    SAIF    insurance    premium    is     6.5
basis        points       per       $100       of        domestic
deposits,     as     a    result    of    an    assessment     to
fund          repayment         of         the          financing
corporation       (FICO)       bond       obligation.         BIF
insured      institutions      will      pay      1.3       cents
per $100 of deposits until the year 2000 when the assessment will be imposed at the
same         rate        on        all        FDIC        insured
institutions.
                    10

        PART II.  OTHER INFORMATION

Item 1.Legal Proceedings

               None

Item 2.Changes in Securities

               None

Item 3.Defaults Upon Senior Securities

               None

Item 4.Submission of Matters to a Vote of Security Holders

(a)  On October 27, 1997, the Company held
its Annual Meeting of Stockholders.

(b)  At that meeting, George J. Aranowski
and Robert J. Urbanski were elected
Directors for terms to expire in 2000.

c)  Stockholders also voted on the
following matters:
(i) The election of the following
Directors of the Company,
               Votes               Broker
For      Withheld    Non-Votes
George J.
Aranowski  608,808   96,567        89,725
Robert J.
Urbanski   611,234   94,141        89,725

(ii) The ratification of the appointment
of Coopers & Lybrand L.L. P. as
independent auditors of the Company for
the fiscal year ending  June 30, 1998.
               Votes                Broker
     For     Against    Abstain  Non-Votes
  672,908     21,901     9,166    91,125

iii) A proposal by a stockholder of the
Company for the appointment of a special
committee of the Board of Directors.
               Votes                Broker
     For     Against   Abstain   Non-Votes
  199,376    392,552    34,268     168,904

Item 5.Other Information
     None
                    11

Item 6.Exhibits and Reports on Form 8-K
     (a)  Exhibits
Employment Agreement with Thomas F. Gruber
Severance Agreement of Arthur Skale
Severance Agreement of Sharon Mrozek

     (b)  Form 8-K
          None
                    12

                SIGNATURES
In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Sobieski Bancorp, Inc.
(Registrant)

Date: November 1, 1997             By:
/s/s Thomas F. Gruber
     Thomas F. Gruber
     President and Chief Executive Officer

Date: November 1, 1997             By:
/s/s Arthur Skale
     Arthur Skale
     Chief Financial Officer

                    13

                 Exhibit 1

           EMPLOYMENT AGREEMENT

                 THIS             EMPLOYMENT            AGREEMENT
("Agreement") is made and entered into as of this 30th day of September 1996, by and between Sobieski Federal Savings and Loan
Association       of       South      Bend,       2930       West
Cleveland      Road,      South     Bend,      Indiana      46628
(hereinafter         referred         to          as          the
"Association"      whether      in      mutual      or      stock
form),        and        Thomas       F.       Gruber        (the
"Employee").

           WHEREAS,      the      Employee      is      currently
serving       as       the       President       and        Chief
Executive Officer of the Association: and

           WHEREAS,       the      Association       is       the
subsidiary      of      Sobieski     Bancorp,      Inc.      (the
"Holding Company"); and

          WHEREAS, the Board of Directors of the Association recognizes that, as is the
case         with        publicly        held        corporations
generally, the possibility of a change in control of the Holding Company and/or the
Association       may       exist       and       that       such
possibility,        and        the        uncertainty         and
questions       which       it       may       raise        among
management,     may     result    in     the     departure     or
distraction      of     key     management      personnel      to
the       detriment       of      the      Association,       the
Holding Company and its stockholders; and

          WHEREAS,     the     Board     of     Directors      of
the Association believes it is in the best interest of the Association to enter into this Agreement with the Employee in order to assure continuity of management of the Association and to reinforce and encourage the continued attention and dedication of
the       Employee       to       his       assigned       duties
without       distraction       in       the       face        of
potentially                disruptive               circumstances
arising     from     the     possibility     of     a      change
in        control       of       the       Holding       Company,
although        no        such        change        is        now
contemplated; and

          WHEREAS,     the     Board     of     Directors      of
the          Association         has         approved         and
authorized the execution of this Agreement with the Employee to take effect as stated in Section 4 hereof;

          NOW,      THEREFORE,      in      consideration      of
the       foregoing       and       of       the       respective
covenants      and      agreements      of      the       parties
herein contained, it is AGREED as follows:

           1.       Employment.       The       Employee       is
employed       as       the       President       and       Chief
Executive      Officer      of     the      Association.       As
President        and        Chief       Executive        Officer,
Employee       shall       render       administrative        and
management        services       as        are        customarily
performed      by      persons      situated      in      similar
executive capacities, and shall have other powers and duties as may from time to time be prescribed by the Board, provided that
such       duties       are       consistent       with       the
Employee's      position     as     President      and      Chief
Executive        Officer.        The        Employee        shall
continue      to     devote     his     best     efforts      and
substantially      all      his      business      time       and
attention to the business and affairs of the Association and its subsidiaries and affiliated companies.

     2. Compensation.

         (a) Salary. The Association agrees to pay the Employee during the term of this
Agreement       a      salary      established       by       the
Board of Directors. The salary hereunder shall be at least the Employee's salary as
of      the     Commencement     Date     (as     defined      in
Section 4 hereof). The Employee's salary shall be payable not less frequently than monthly and not later than the tenth day
following     the     expiration     of     the     month      in
question.        The      amount      of      the      Employee's
salary shall be reviewed by the Board of Directors not less often than annually and
explicitly       approved       by       the       Board       of
Directors,      beginning      not      later      than       the
date     one     year     after     the     Commencement     Date
(as      defined      in     Section     4     hereof).       Any
adjustments          in         salary          or          other
compensation      shall     in     no      way      limit      or
reduce       any       other       obligation       of        the
Association hereunder.
                    14
             (b)        Discretionary        Bonuses.         The
Employee shall be entitled to participate in an equitable manner with all other executive officers of the Association in
discretionary        bonuses       as       authorized        and
declared     by    the    Board    of    Directors     of     the
Association        to       its       executive        employees.
No other compensation provided for in this Agreement shall be deemed a substitute for
the       Employee's      right      to      participate       in
such     bonuses     when    and    as    declared     by     the
Board of Directors.

         (c)     Expenses.    During    the    term    of     his
employment       hereunder,       the       Employee        shall
be          entitled          to          receive          prompt
reimbursement       for       all       reasonable       expenses
incurred      by     him     (in     accordance     with      the
policies      and      procedures     applicable      to      the
senior         executive         officers         of          the
Association)           in           performing           services
hereunder,        provided        that        the        Employee
properly        accounts       therefor       in       accordance
with Association policy.

     3. Benefits.

          (a) Participation in Retirement and Employee Benefit Plans. The Employee shall be entitled while employed to participate in, and receive benefits under, all plans
relating        to        pension,        thrift,         profit-
sharing,        group        life       insurance,        medical
coverage,        education,       cash        bonuses,        and
other      retirement      or      employee      benefits      or
combination       thereof,       that       are        maintained
for       the       benefit       of      the       Association's
executive      employees      or      for      its      employees
generally.

           (b) Fringe Benefits. The Employee shall be eligible while employed hereunder
to       participate      in      and      receive       benefits
under,       any       other      fringe      benefit       plans
which     are    or    may    become    applicable     to     the
Association's       executive       employees        or        to
its employees generally.

         4. Term. The term of employment under this Agreement shall be a period of three years commencing on the date of this
Agreement           (the          "Commencement           Date"),
subject      to      earlier     termination     as      provided
herein.           Beginning         on         the          first
anniversary      of      the     Commencement      Date,      and
on      each      anniversary      thereafter,      the      term
of      employment      under      this      Agreement      shall
be     extended    for    a    period    of    one    year     in
addition      to      the      then-remaining       term       of
employment        under       this       Agreement,        unless
either       the      Association      or      the       Employee
gives contrary written notice to the other not less than 90 days in advance of the date on which the term of employment under
this         Agreement         would         otherwise         be
extended,     provided     that    such     term     will     not
be        automatically       extended       unless,        prior
thereto,      the     Board     of     Directors      of      the
Association        reviews       a       formal       performance
evaluation      of      the      Employee      performed       by
disinterested      members      of       the       Board       of
Directors      of      the     Association     and      reflected
in     the     minutes    of    the    Board     of     Directors
and        affirmatively       approves       the       extension
for      such     term.      Reference     herein     to      the
term       of      employment      under      this      Agreement
shall     refer    to    both    such    initial     term     and
such extended terms.

          5. Vacations. The Employee shall be entitled, without loss of pay, to absent
himself        voluntarily       from       the       performance
of       his      employment      under      this      Agreement,
all      such     voluntary     absences     to     count      as
vacation time, provided that:

         (a)    the    Employee    shall    be    entitled     to
an     annual     vacation    of    not    less     than     four
(4) weeks per year;

         (b)     the    timing    of    vacations    shall     be
scheduled     in     a     reasonable     manner      by      the
Employee; and

         (c) solely at the Employee's request, the Board of Directors shall be entitled to grant to the Employee a leave of absence with or without pay at such time
or       times       and      upon      such      terms       and
conditions        as        the       Board,        in        its
discretion, may determine.

     6. Termination of Employment; Death.

           (a)       The       Association's       Board       of
Directors        may        terminate       the        Employee's
employment        at        any       time,        but        any
termination      by      the     Association's      Board      of
Directors        other        than        termination         for
cause, shall not
                    15
prejudice         the         Employee's         right         to
compensation      or      other     benefits      under      this
Agreement.        If       the      employment       of       the
Employee           is          involuntarily          terminated,
other     than    for    "cause"    as    provided    in     this
Section      6(a)      or      pursuant      to      any       of
Sections     6(d)     through     6(g),     or     by      reason
of      death      or      disability     as     provided      in
Sections 6(c) or 7, the Employee shall be entitled to (I) his then applicable salary for then-remaining term of the Agreement as calculated in accordance with Section 4 hereof, payable in such manner and at such times as such salary would have been payable to the Employee under Section 2 had he remained in the employ of the
Association,        and        (ii)       health        insurance
benefits      as      maintained     by      the      Association
for the benefit of its senior executive employees or its employees generally over the then-remaining term of the Agreement as calculated in accordance with Section 4 hereof.

              The         terms         "termination"          or
"involuntarily           terminated"           in            this
Agreement      shall      refer      to      the      termination
of     the     employment     of     Employee     without     his
express      written      consent.       In      addition,      a
material        diminution       of        or        interference
with              the             Employee's              duties,
responsibilities       and      benefits       as       President
and        Chief       Executive       Officer       of       the
Association       shall      be      deemed       and       shall
constitute       an       involuntary       termination        of
employment     to     the     same     extent     as      express
notice        of        such       involuntary       termination.
Any        of       the       following       action        shall
constitute       such       diminution      or       interference
unless      consented     to     in      writing      by      the
Employee: (1) a change in the principal workplace of the Employee to a location outside of 50 miles radius from the
Association's       headquarters       office        as        of
the      date     hereof;     (2)     a     material     demotion
of      the     employee,     a     material     reduction     in
the        number       or       seniority        of        other
Association        personnel       reporting        to        the
Employee, or a material reduction in the frequency with which, or in the nature of the matters with respect to which, such personnel are to report to the Employee, other than as part of a Association-or
Holding       Company-wide       benefits       or       vacation
time which had theretofore been provided to the Employee, other than as part of an overall program applied uniformly and with equitable effect to all members of the
senior      management      of      the      Association       or
the Holding Company; and (4) a material permanent increase in the required hours of work or the workload of the Employee.

           In      case      of      termination      of      the
Employee's        employment        for         cause         the
Association       shall      pay      the      Employee       his
salary       through      the      date      of      termination,
and     the     Association     shall     have     no     further
obligation       to      the      Employee       under       this
Agreement.          For         purposes         of          this
Agreement,       termination       for       "cause"        shall
include            termination            for            personal
dishonesty,                 incompetence,                 willful
misconduct,       breach      of      a      fiduciary       duty
involving          personal          profit,          intentional
failure to perform stated duties, willful violation of any law, rule, or regulation (other than traffic violations or similar
offenses)       or       final      cease-and-desist       order,
or      material      breach     of     any     provision      of
this           Agreement.           Notwithstanding           the
foregoing,       the      Employee       shall       not       be
deemed to have been terminated for cause unless and until there shall have been delivered to the Employee a copy of a
resolution,         duly         adopted          by          the
affirmative vote of not less than a majority of the entire membership of the Board of Directors of the Association at a meeting of the Board called and held for such purpose (after reasonable notice to the Employee and an opportunity for the
Employee,        together       with        the        Employee's
counsel,      to     be     heard     before     the      Board),
stating     that    in    the    good    faith     opinion     of
the      Board      the      Employee     was      guilty      of
conduct      constituting     "cause"      as      set      forth
above         and        specifying        the        particulars
thereof in detail.

         (b)     The     Employee's     employment     may     be
voluntarily      terminated     by      the      Employee      at
any     time     upon     90    days    written     notice     to
the       Association       or      upon       such       shorter
period     as     may    be    agreed    upon     between     the
Employee    and    the    Board    of    Directors     of     the
Association.        In       the       event       of        such
voluntary          termination,          the          Association
shall     be    obligated    to    continue    to     pay     the
Employee       his       salary      and      benefits       only
through     the     date     of     termination,      at      the
time      such      payments      are      due,      and      the
Association         shall         have         no         further
obligation       to      the      Employee       under       this
Agreement.

        (c)    In    the    event   of   the   death    of    the
Employee       during      the      term      of       employment
under      this      Agreement     and     prior      to      any
termination          hereunder,          the           Employee's
estate,     or    such    person    as    the    Employee     may
have        previously       designated        in        writing,
shall      be      entitled     to     receive      from      the
Association       the      salary      of      the       Employee
through     the    last    day    of    the    calendar     month
in which his death shall have occurred, and the term of employment under this Agreement shall end on such last day of the month.
                    16
          (d)      If      the     Employee     is      suspended
and/or           temporarily           prohibited            from
participating       in       the       conduct       of       the
Association's affairs by a notice served under Section 8(c)(3) or (g)(1) of the Federal Deposit Insurance Act ("FDIA'), 12
U.S.C.-1818(e)(3)           and            (g)(1),            the
Association's           obligation           under           this
Agreement      shall     be     suspended     as      of      the
date        of       service,       unless       stayed        by
appropriate       proceedings.        If       the        charges
in        the        notice       are       dismissed,        the
Association     may     in     its     discretion     (1)     pay
the       Employee      all      or       part       of       the
compensation            withheld            while             its
obligations        under        this        Agreement        were
suspended and (ii) reinstate in whole or in part any of its obligations which are suspended.

         (e)     If    the    Employee    is    removed    and/or
permanently         prohibited         from         participating
in       the       conduct       of       the       Association's
affairs      by     an     order     issued     under     Section
8(e)(4)     or     (g)(1)    of    the    FDIA,    12     U.S.C.-
1818(e)(4) and (g)(1), all obligations of the Association under this Agreement shall terminate as of the effective date of the
order,        but        vested       rights        of        the
contracting parties shall not be affected.

         (f) If the Association is in default (as defined in Section 3(x)(1) of the
FDIA),         all         obligations         under         this
Agreement     shall     terminate     as     of     the      date
of      default,     but     this     provision     shall     not
affect        any        vested       rights        of        the
contracting parties.

           (g)       All       obligations       under       this
Agreement shall be terminated, except to the extent determined that continuation of
this       Agreement       is       necessary       for       the
continued        operation       of       the        Association:
(1) by the Director of the Office of Thrift Supervision (the "Director") or his or her designee, at the time the Federal
Deposit       Insurance       Corporation       ("FDIC")       or
the        Resolution       Trust       Corporation        enters
into an agreement to provide assistance to or on behalf of the Association under the
authority      contained      in      Section      13(c)       or
the     FDIA;    or    (ii)    by    the    Director    or    his
or     her     designee,    at    the    time    the     Director
or       his      or      her      designee      approves       a
supervisory        merger       to        resolve        problems
related to operation of the Association or when the Association is determined by the Director to be in an unsafe or unsound condition. Any rights of the parties that have already vested, however, shall not be affected by any such action.

          (h)      In      the      event     the     Association
purports       to      terminate      the      Employee       for
cause, but it is determined by a court of competent jurisdiction or by an arbitrator pursuant to Section 17 that cause did not
exist      for      such     termination,     or      if      any
event     it     is    determined    by    any     such     court
or       arbitrator      that      the      Association       has
failed to make timely payment of any amounts owed to the Employee under this Agreement, the Employee shall be entitled to reimbursement for all reasonable costs,
including        attorneys'       fees,        incurred        in
challenging       such      termination       or       collecting
such amounts. Such reimbursement shall be in addition to all rights to which the Employee is otherwise entitled under this Agreement.

         7.     Disability.     If     the     Employee     shall
become        disabled       as       defined       in        the
Association's       then      current       disability       plan
or if the Employee shall be otherwise unable to serve as President and Chief Executive Officer, the Employee shall be
entitled       to       receive       group       and       other
disability      income      benefits      of       the       type
then     provided     by     the    Association     for     other
executive employees.

     8. Change in Control.

          (a)      Involuntary      Termination.      If      the
Employee's          employment          is          involuntarily
terminated       (other       than       for       cause       or
pursuant     to     any     of     Sections     6(c)      through
6(g) or Section 7 of this Agreement) in connection with or within 12 months after a change in control which occurs at any time during the term of employment under
this       Agreement,       in       addition       to        its
obligations      under      Section      6(a)       of       this
Agreement,      the      Association      shall      pay       to
the    Employee    in    a    lump    sum    in    cash    within
25       business      days      after      the      Date      of
Termination        (as       hereinafter       defined)        of
employment     an    amount    equal    to    299%     of     the
Employee's       "base      amount"      as      defined       in
Section 280G of the Internal Revenue Code of 1986, as amended (the "Code"), subject to reduction under Section 9 of this Agreement.

           (b)       Definitions.      For      purposes       of
Section      8,9,      and     11     of     this      Agreement,
"Date     of     Termination"    means     the     earlier     of
(I)      the      date     upon     which     the     Association
gives notice to the Employee of the
                    17
termination      of      his      employment       with       the
Association     or     (ii)     the     date      upon      which
the      Employee      ceases      to      serve      as       an
Employee of the Association, and "change in control" is defined solely as any acquisition of control (other than by a
trustee         or         other        fiduciary         holding
securities under an employee benefit plan of the Holding Company or a subsidiary of the Holding Company), as defined in 12
C.F.R.-574.4,       or       any      successor       regulation,
of       the       Association      or      Holding       Company
which      would      require     the      filing      of      an
application      for     acquisition      of      control      or
notice of change in control in a manner as set forth in 12 C.F.R.-574.3, or any successor regulation.

          9.     Certain     Reduction     of     Payments     by
the Association.

         (a)    Anything    in    this    Agreement    to     the
contrary        notwithstanding,       in        the        event
that the amount or amounts of any benefit or benefits payable to the Employee under
this        Agreement       or       otherwise       ("Benefits")
are    such    that    any   portion    of    the    amount    of
Benefits      would      be      non-deductible      by       the
Holding       Company      or      the      Association       for
Federal      income      tax      purposes      pursuant       to
Section     280G    of    the    Code,    then     the     amount
of      Benefits      shall      be      reduced      to      the
amount,        not       less       than       zero,        which
maximizes      the      amount      of      Benefits      payable
to       the       Employee       without       causing       any
portion       to       be       non-deductible       by       the
Holding         Company         or        the         Association
pursuant to Section 280G of the Code. The Employee shall determine the allocation of any such reduction among the Benefits.

         (b)     The     total     of     payments     to     the
Employee      under      Section      6(a)      and       Section
8(a)      shall      not     exceed     three      times      his
average        annual        compensation        from         the
Association       over      the      five       most       recent
taxable      years      (or,     if     employed      by      the
Association     for     a    shorter     period,     over     the
period        of        his       employment        by        the
Association).

         (c) Any payments made to the Employee pursuant to this Agreement, or otherwise, are subject to and conditioned upon their compliance with 12 U.S.C. 1828(k) and any regulations promulgated thereunder.

         10. No Mitigation. The Employee shall not be required to mitigate the amount of any salary or other payment or benefit provided for in this Agreement by seeking other employment or otherwise, nor shall the amount of any payment or benefit provided for in this Agreement be reduced by any compensation earned by the Employee as the result of employment by another employer, by retirement benefits after the date of termination or otherwise.

     11. No Assignments.

          (a) This Agreement is personal to each of the parties hereto, and neither
party     may     assign    or    delegate     any     of     its
rights        or       obligations       hereunder        without
first obtaining the written consent of the other party; provided, however, that the Association will require any successor or
assign       (whether      direct      or      indirect,       by
purchase,           merger,           consolidation            or
otherwise)     to     all     or     substantially     all     of
the        business       and/or       assets       of        the
Association,      by     an     assumption      agreement      in
form       and      substance      satisfactory      to       the
Employee, to expressly assume and agree to perform this Agreement in the same manner
and       to       the      same      extent       that       the
Association would be required to perform it if no such succession or assignment had
taken      place.       Failure      of      the      Association
to       obtain       such      an      assumption      agreement
prior to the effectiveness of any such succession or assignment shall be a breach of this Agreement and shall entitle the
Employee         to         compensation         from         the
Association in the same amount and on the same terms as the compensation pursuant to
Section       8(a)      hereof.       For       purposes       of
implementing        the        provisions         of         this
Section     11(a),    the    date    on    which     any     such
succession        becomes        effective        shall        be
deemed the Date of Termination.

         (b) This Agreement and all rights of the Employee hereunder shall inure to the
benefit      of      and      be     enforceable      by      the
Employee's             personal             and             legal
representatives,                                       executors,
administrators,                successors,                 heirs,
distributes,        devisees       and       legatees.         If
the     Employee     should     die     while     any     amounts
would still be
                    18
payable     to     the     Employee     hereunder     if      the
Employee     had     continued     to     live,     all      such
amounts,       unless       otherwise      provided       herein,
shall     be    paid    in    accordance    with    the     terms
of       this       Agreement       to       the       Employee's
devisee,     legatee     or     other     designee     or      if
there       is      no      such      designee,      to       the
Employee's estate.
          12.      Notice.     For     purposes      of      this
Agreement,         notices         and         all          other
communications        provided         for         in         the
Agreement shall be in writing and shall be deemed to have been duly given when personally delivered or sent by certified
mail,        return       receipt       requested,        postage
prepaid.       All      notices      to      the      Association
shall be sent to its home office, directed to the attention of the Board of Directors
of     the     Association,    with     a     copy     to     the
Secretary      of     the     Association.       All      notices
to the Employee shall be sent to the home or other address he has most recently provided in writing to the Association.

           13.       Amendments.      No      amendments       or
additions       to       this      Agreement       shall       be
binding unless in writing and signed by both parities, except as herein otherwise provided.

          14.      Paragraph     Headings.     The      paragraph
headings       used       in       this       Agreement       are
included solely for convenience and shall not affect, or be used in connection with, the interpretation of this Agreement.

          15. Severability. The provisions of this Agreement shall be deemed severable and the invalidity or unenforceability of
any        provision       shall       not       affect       the
validity      or      enforceability      of      the       other
provisions hereof.

           16. Governing Law. This Agreement shall be governed by the laws of the United States to the extent applicable and otherwise by the laws of the State of Indiana.

           17.       Arbitration.      Any       dispute       or
controversy      arising     under     or      in      connection
with       this       Agreement      shall       be       settled
exclusively       by       arbitration       in        accordance
with     the     rules     of     the    American     Arbitration
Association      then      in     effect.       Judgment      may
be      entered     on     the     arbitrator's     award      in
any court having jurisdiction.



         IN     WITNESS     WHEREOF,     the     parties     have
executed     this    Agreement    as    of    the     day     and
year first above written.

           THIS       AGREEMENT      CONTAINS      A      BINDING
ARBITRATION         PROVISION        WHICH         MAY         BE
ENFORCED BY THE PARTIES.


SOBIESKI FEDERAL SAVINGS AND LOAN

ASSOCIATION OF SOUTH BEND


                                                              By:
/s/s Robert J. Urbanski

                                                             Its:
Chairman of Board of Directors




EMPLOYEE


                                                             /s/s
Thomas F. Gruber
                                                           Thomas
F. Gruber




                    19
                 Exhibit 2

   CHANGE IN CONTROL SEVERANCE AGREEMENT

           THIS       CHANGE      IN      CONTROL       SEVERANCE
AGREEMENT        (`Agreement")        is         made         and
entered     into     as     of     this     13th      day      of
August,       1997,       by      and      between       Sobieski
Federal      Savings      and      Loan      Association       of
South      Bend,      a      federally     chartered      savings
institution(which,          together           with           any
successor        thereto        which        executes         and
delivers       the       assumption      agreement       provided
for in Section 8(a) hereof of which otherwise becomes bound by the terms and provisions of this Agreement by operation of law, is hereinafter referred to as the
"Association"),        and        Arthur        Skale        (the
"Employee").

           WHEREAS,      the      Employee      is      currently
serving     as     Chief     Financial     Officer     of     the
Association; and

             WHEREAS,         the         Association         has
converted     to     capital     stock     form     and      (the
"Conversion")       and       become       the       wholly-owned
subsidiary      of      Sobieski     Bancorp,      Inc.      (the
"Holding Company"); and

          WHEREAS, the Board of Directors of the Association recognizes that, as is the
case         with        publicly        held        corporations
generally, the possibility of a change in control of the Association or the Holding
Company        may        exist       and        that        such
possibility,        and        the        uncertainty         and
questions       which       it       may       raise        among
management,     may     result    in     the     departure     or
distraction      of     key     management      personnel      to
the       detriment       of      the      Association,       the
Holding         Company        and        their        respective
stockholders; and

          WHEREAS,     the     Board     of     Directors      of
the Association believes it is in the best interest of the Company to enter into this Agreement with the Employee in order to
assure       continuity      of      management      of       the
Association and to reinforce and encourage the continued attention and dedication of
the       Employee      to      the      Employee's      assigned
duties     without     distraction     in     the     face     of
potentially                disruptive               circumstances
arising     from     the     possibility     of     a      change
in control of the Association or the Holding Company, although no such change is now contemplated; and

          WHEREAS,     the     Board     of     Directors      of
the          Association         has         approved         and
authorized the execution of this Agreement with the Employee to take effect as stated in Section 1 hereof;

          NOW,      THEREFORE,      in      consideration      of
the       foregoing       and       of       the       respective
covenants      and      agreements      of      the       parties
herein contained, it is AGREED as follows:

1. TERMS OF AGREEMENT.

         The term of this Agreement shall be deemed to have commenced as of the date of
the         completion        of        the         Association's
conversion to stock form (the "Conversion Date") and shall continue for a period of
one       year      thereafter.       Commencing      on      the
first anniversary of the Conversion Date and on each anniversary thereafter, this Agreement shall be extended for a period of one year unless either the Association
or       the       Employee      gives      contrary      written
notice    to    the    other    not    less    than    90    days
in     advance    of    the    date    on    which    the    term
of       this       Agreement      would       otherwise       be
extended,      and      provided      that      no      extension
shall        occur       unless       prior        to        each
anniversary      of      the      Conversion      Date,       the
Board     of     Directors     of     the     Association     has
reviewed       a       formal       evaluation       of       the
Employee's        performance       during        the        year
preceding      such     anniversary     prepared      by      the
disinterested      members      of       the       Board       of
Directors         of         the         Association          and
explicitly      approved     such      extension      of      the
term of this Agreement.

2. DEFINITIONS.

         (a)     A     "change     in     control"     of     the
Association       or      the      Holding       Company       is
defined       solely       as      any       acquisition       of
control     (other    than    by    a    trustee     or     other
fiduciary        holding        securities        under        an
employee       benefit      plan       of       the       Holding
Company      or      a     subsidiary     of     the      Holding
Company), as defined in 12 C.F.R.-
                    20
574.4, or any successor regulation, of the Association or Holding Company which would require the filing of an application for acquisition of control or notice of change in control in a manner as set forth in 12 C.F.R.-574.3, or any successor regulation.

              (b)          The         terms         "involuntary
termination"         or        "involuntarily         terminated"
in      this      Agreement     shall      refer      to      the
termination      of      the     employment      of      Employee
without        the        Employee's       express        written
consent.        In       addition,       any        of        the
following           actions,           shall           constitute
involuntary          termination          of           employment
unless      consented     to     in      writing      by      the
Employee:       (1)       change      in      the       principal
workplace      of     the     Employee     to     a      location
outside     of     a     50     mile     radius     from      the
Association's       headquarters       office        as        of
the date hereof; (2) a material demotion of the Employee or material adverse change
in        the        salary,        perquisites,        benefits,
contingent      benefits     or     vacation      time      which
had       theretofore       been      provided       to       the
Employee,     other    than    as    part    of    an     overall
program         applied        uniformly         and         with
equitable      effect     to     all     members      of      the
senior      management      of      the      Association       or
the Holding Company; and (3) a material permanent increase in the required hours of work or the workload of the Employee.

          (c)     For     purposes     of     this     Agreement,
termination        for        "cause"        shall        include
termination           for          personal           dishonesty,
incompetence,         willful         misconduct,          breach
of       a       fiduciary      duty      involving      personal
profit,        intentional       failure        to        perform
stated      duties,      willful      violation      of       any
material law, rule, or regulation (other than a law, rule or regulation relating to
a     traffic     violation     or    similar     offense)     or
final       cease-and-desist       order,       or       material
breach     of     any     provision    of     this     Agreement.
Notwithstanding           the           foregoing,            the
Employee     shall    not    be    deemed    to     have     been
terminated       for      cause      unless       and       until
there shall have been delivered to the Employee a copy of a resolution, duly adopted by the affirmative vote of not
less       than      a      majority      of      the      entire
membership of the Board of Directors of the Association at a meeting of the Board called and held for such purpose (after reasonable notice to the Employee and an
opportunity        for        the       Employee,        together
with the Employee's counsel, to be heard before the Board), stating that in the good faith opinion of the Board the
Employee          was         guilty          of          conduct
constituting      "cause"      as      set      forth       above
and      specifying      the     particulars      thereof      in
detail.

3. TERMINATION BENEFITS.

         (a)     Upon    the    occurrence    of     a     change
in       control      during      the      term      of      this
Agreement,        followed       by        the        involuntary
termination       of       the       Employee's       employment,
other     than     for     cause,     within     twelve      (12)
months     after     the     date    of     the     change     in
control,     the     Association     shall     pay     to     the
Employee    in    a    lump    sum    in    cash    within     25
business        days       after        the        date        of
termination of employment an amount equal to 299 percent of the Employee's annual salary as of such date.

         (b) Upon the occurrence of a change in control of the Association or the Holding Company during the term of this
Agreement,        followed       by        the        involuntary
termination       of       the       Employee's       employment,
other than for cause, within twelve (12) months after the date of the change in control, the Association shall cause life
and             health             insurance             coverage
substantially        similar        to        the        coverage
maintained       by      the      Association       for       the
Employee         immediately        prior         to         such
termination     to     be     maintained     for     a     period
of       twelve       (12)       months      following       such
termination of employment.

         (c) If the term of this Agreement expires following a change in control of the Association or the Holding Company but prior to the expiration of (12) twelve months following the date of the change in
control,          the          Association's          obligations
under      this      Section     3     shall     survive      the
expiration     of     the     term     of     this      Agreement
and       the       Association      shall      provide       the
benefits described above in this Section 3 in the event of involuntary termination of the Employee, other than for cause, during such twelve (12) month period.

4.      CERTAIN     REDUCTION     OF     PAYMENTS     BY      THE
ASSOCIATION.

         (a)    Anything    in    this    Agreement    to     the
contrary        notwithstanding,       in        the        event
that the amounts or amounts of any benefit or benefits payable to the Employee under this Agreement or otherwise
                    21
("Benefits") are such that any portion of the amount of Benefits would be non-deductible by the Holding Company or the
Association         for        Federal         income         tax
purposes pursuant to Section 280G of the Internal Revenue Code of 1986, as amended (the "Code"), than the amount of Benefits shall be reduced to the amount, not less than zero, which maximizes the amount of Benefits payable to the Employee without causing any portion to be non-deductible by the Holding Company or the Association pursuant to Section 280G of the Code. The Employee shall determine the allocation of any such reduction among the Benefits.

5. REQUIRED REGULATORY PROVISIONS.

         (a)     The     Association    may     terminate     the
Employee's      employment      any      time,      but       any
termination      by     the     Association,      other      than
a        termination       for       cause,       shall       not
prejudice         the         Employee's         right         to
compensation      or      other     benefits      under      this
Agreement.       The      Employee      shall      not       have
the     right     to     receive    compensation     or     other
benefits        for        any       period        after        a
termination       for       cause       as       defined       in
Section 2(c) hereinabove.

         (b)     If    the    Employee    is    suspended    from
office       and/or       temporarily       prohibited       from
participating       in       the       conduct       of       the
Association's affairs by a notice served under Section 8(e)(3) or (g)(1) of the Federal Deposit Insurance Act ("FDIA"), 12
U.S.C.-1818(e)(3)           and            (g)(1),            the
Association's          obligations           under           this
Agreement      shall     be     suspended     as      of      the
date        of       service,       unless       stayed        by
appropriate       proceedings.        If       the        charges
in        the        notice       are       dismissed,        the
Association     may     in     its     discretion     (1)     pay
the       Employee      all      or       part       of       the
compensation            withheld            while             its
obligations        under        this        Agreement        were
suspended, and (ii) reinstate in whole or in part any of the obligations were suspended.

         (c)     If     the    Employee    is    removed     from
office       and/or       permanently       prohibited       from
participating       in       the       conduct       of       the
Association's      affairs      by      an      order      issued
under      Section     8(e)(4)     or     (g)(1)      of      the
FDIA,      12      U.S.C.-1818(e)(4)     or      (g)(1),      all
obligations      of      the     Association      under      this
Agreement       shall      terminate,       as       of       the
effective      date     of     the     order,     but      vested
rights      of      the      parties      shall      not       be
affected.

          (d) If the Association becomes in default (as defined in Section 3(x)(1) of
the       FDIA,       all      obligations       under       this
Agreement     shall     terminate     as     of     the      date
of      default,     but     this     provision     shall     not
affect any vested rights of the parties.

           (e)       All       obligations       under       this
Agreement     may     be    terminated,     except     to     the
extent        determined       that        continuation        of
this       Agreement       is       necessary       for       the
continued        operation       of       the        Association:
(I)      by      the     Director     or     his      or      her
designee,     at     the     time     the     Federal     Deposit
Insurance        Corporation       or       the        Resolution
Trust Corporation enters into an agreement to provide assistance to or on behalf of
the         Association        under        the         authority
contained     in     Section    13    (c)    of     the     FDIA,
or     (ii)    by    the    Director    of    the    Office    of
Thrift Supervision ("Director") or his or her designee at the time the Director or his or her designee approves a supervisory
merger       to       resolve      problems      related       to
operation of the Association or when the Association is determined by the Director to be in an unsafe or unsound condition. Any rights of the parties that have
already       vested,      however,      shall       not       be
affected by any such action.

         (f) Any payments made to the Employee pursuant to this Agreement, or otherwise, are subject to and conditioned upon their compliance with 12 U.S.C. 1828(k) and any regulations promulgated thereunder.

6. MODIFICATION AND WAIVER

           (a)      This      Agreement      may      not      be
modified        or       amended       except        by        an
instrument       in       writing       signed       by       the
parties hereto.

         (b) No term or condition of this Agreement shall be deemed to have been waived, nor shall there
                    22
be any estoppel against the enforcement of any provision of this Agreement, except by
written       instrument      of      the      party      charged
with      such     waiver     or     estoppel.       No      such
written        waiver       shall       be        deemed        a
continuing           waiver          unless          specifically
stated herein, and each such waiver shall operate only as to the specific term or condition waived and shall not constitute
a    waiver    of    such    term   or    condition    for    the
future     or    as    to    any    act    other    than     that
specifically waived.

7. NO MITIGATION.

         The amount of any payment or benefit provided for in this Agreement shall not be reduced by any compensation earned by the Employee as the result of employment
by         another         employer,        by         retirement
benefits     after     the     date     of     termination     or
otherwise.

8. NO ASSIGNMENTS.

          (a) This Agreement is personal to each of the parties hereto, and neither
party     may     assign    or    delegate     any     of     its
rights        or       obligations       hereunder        without
first obtaining the written consent of the other party; provided, however, that the Association will require any successor or
assign       (whether      direct      or      indirect,       by
purchase,           merger,           consolidation            or
otherwise)     to     all     or     substantially     all     of
the        business       and/or       assets       of        the
Association,      by     an     assumption      agreement      in
form       and      substance      satisfactory      to       the
Employee, to expressly assume and agree to perform this Agreement in the same manner
and       to       the      same      extent       that       the
Association would be required to perform it if no such succession or assignment had
taken      place.       Failure      of      the      Association
to       obtain       such      an      assumption      agreement
prior to the effectiveness of any such succession or assignment shall be a breach of this Agreement and shall entitle the
Employee         to         compensation         from         the
Association in the same amount and on the same terms as the compensation pursuant to
Section       3       hereof.        For       purposes        of
implementing        the        provisions         of         this
Section     8(a),     the    date    on    which     any     such
succession        becomes        effective        shall        be
deemed        the       date       of       termination        of
employment.

         (b) This Agreement and all rights of the Employee hereunder shall inure to the
benefit      of      and      be     enforceable      by      the
Employee's             personal             and             legal
representatives,                                       executors,
administrators,                successors,                 heirs,
distributes,        devisees       and       legatees.         If
the     Employee     should     die     while     any     amounts
would      still      be     payable     to     the      Employee
hereunder if the Employee had continued to live, all such amounts, unless otherwise
provided       herein,       shall       be        paid        in
accordance       with       the       terms        of        this
Agreement        to        the        Employee's         devisee,
legatee     or     other    designee    or    if     there     is
no       such       designee,       to       the       Employee's
estate.

9. NOTICE.

          For     the     purposes     of     this     Agreement,
notices         and        all        other        communications
provided     for    in    the    Agreement    shall     be     in
writing     and     shall    be    deemed    to     have     been
duly      given      when      personally      delivered       or
sent       by       certified      mail,      return      receipt
requested,       postage       prepaid,       addressed        to
the     Association    at    its    main    office     to     the
attention of the Board of Directors of the Association with a copy to the Secretary
of       the      Association,      or,      it      to       the
Employee, at such home or other address as the Employee has most recently furnished in writing to the company.

10. AMENDMENTS

          No      amendments     or     additions     to     this
Agreement       shall       be      binding       unless       in
writing     and     signed     by    both     parties,     except
as herein otherwise provided.

11. PARAGRAPH HEADINGS.

          The     paragraph     headings     used     in     this
Agreement         are         included         solely         for
convenience     and     shall     not     affect,      or      be
used          in          connection          with,           the
interpretation of this Agreement.
                    23


12. SEVERABILITY.

           The       provisions      of      this       Agreement
shall        be       deemed       severable       and        the
invalidity        or        unenforceability        of        any
provision     shall     not    affect     the     validity     or
enforceability        of       the        other        provisions
hereof.

13. GOVERNING LAW.

          This     Agreement     shall     be     governed     by
the      laws     of     the     United     States     to     the
extent       applicable      and      otherwise      by       the
laws of the State of Indiana.

14. ARBITRATION.

           Any dispute or controversy arising under or in connection with this Agreement
shall          be         settled         exclusively          by
arbitration      in      accordance      with      the      rules
of        the        American       Arbitration       Association
then      in     effect.      Judgment     may     be     entered
on      the      arbitrator's     award     in     any      court
having jurisdiction.

15. REIMBURSEMENT.

         In the event the Association purports to terminate the Employee for cause, but it is determined by a court of competent jurisdiction or by an arbitrator pursuant to Section 14 that cause did not exist for such termination, or if in any event it is determined by any such court or arbitrator that the Association has failed to make timely payment of any amounts owed to the
Employee         under         this        Agreement,         the
Employee          shall          be          entitled          to
reimbursement        for       all       reasonable        costs,
including        attorneys'       fees,        incurred        in
challenging       such      termination       or       collecting
such amounts. Such reimbursement shall be in addition to all rights to which the Employee is otherwise entitled under this Agreement.

         IN     WITNESS     WHEREOF,     the     parties     have
executed     this    Agreement    as    of    the     day     and
year first above written.

           THIS       AGREEMENT      CONTAINS      A      BINDING
ARBITRATION         PROVISION        WHICH         MAY         BE
ENFORCED BY THE PARTIES.


SOBIESKI FEDERAL SAVINGS AND LOAN
                                                               OF
SOUTH BEND


                                                              BY:
/s/s Robert J. Urbanski

                                                             Its:
Chairman of the Board of Directors



EMPLOYEE


                                                             /s/s
Arthur Skale







                    24
                 Exhibit 3

   CHANGE IN CONTROL SEVERANCE AGREEMENT

           THIS       CHANGE      IN      CONTROL       SEVERANCE
AGREEMENT        (`Agreement")        is         made         and
entered     into     as     of     this     13th      day      of
August,       1997,       by      and      between       Sobieski
Federal      Savings      and      Loan      Association       of
South      Bend,      a      federally     chartered      savings
institution(which,          together           with           any
successor        thereto        which        executes         and
delivers       the       assumption      agreement       provided
for in Section 8(a) hereof of which otherwise becomes bound by the terms and provisions of this Agreement by operation of law, is hereinafter referred to as the "Association"), and Sharon K. Mrozek (the "Employee").

           WHEREAS,      the      Employee      is      currently
serving     as     Vice     President    of     Operations     of
the Association; and

             WHEREAS,         the         Association         has
converted     to     capital     stock     form     and      (the
"Conversion")       and       become       the       wholly-owned
subsidiary      of      Sobieski     Bancorp,      Inc.      (the
"Holding Company"); and

          WHEREAS, the Board of Directors of the Association recognizes that, as is the
case         with        publicly        held        corporations
generally, the possibility of a change in control of the Association or the Holding
Company        may        exist       and        that        such
possibility,        and        the        uncertainty         and
questions       which       it       may       raise        among
management,     may     result    in     the     departure     or
distraction      of     key     management      personnel      to
the       detriment       of      the      Association,       the
Holding         Company        and        their        respective
stockholders; and

          WHEREAS,     the     Board     of     Directors      of
the Association believes it is in the best interest of the Company to enter into this Agreement with the Employee in order to
assure       continuity      of      management      of       the
Association and to reinforce and encourage the continued attention and dedication of
the       Employee      to      the      Employee's      assigned
duties     without     distraction     in     the     face     of
potentially                disruptive               circumstances
arising     from     the     possibility     of     a      change
in control of the Association or the Holding Company, although no such change is now contemplated; and

          WHEREAS,     the     Board     of     Directors      of
the          Association         has         approved         and
authorized the execution of this Agreement with the Employee to take effect as stated in Section 1 hereof;

          NOW,      THEREFORE,      in      consideration      of
the       foregoing       and       of       the       respective
covenants      and      agreements      of      the       parties
herein contained, it is AGREED as follows:

1. TERMS OF AGREEMENT.

         The term of this Agreement shall be deemed to have commenced as of the date of
the         completion        of        the         Association's
conversion to stock form (the "Conversion Date") and shall continue for a period of
one       year      thereafter.       Commencing      on      the
first anniversary of the Conversion Date and on each anniversary thereafter, this Agreement shall be extended for a period of one year unless either the Association
or       the       Employee      gives      contrary      written
notice    to    the    other    not    less    than    90    days
in     advance    of    the    date    on    which    the    term
of       this       Agreement      would       otherwise       be
extended,      and      provided      that      no      extension
shall        occur       unless       prior        to        each
anniversary      of      the      Conversion      Date,       the
Board     of     Directors     of     the     Association     has
reviewed       a       formal       evaluation       of       the
Employee's        performance       during        the        year
preceding      such     anniversary     prepared      by      the
disinterested      members      of       the       Board       of
Directors         of         the         Association          and
explicitly      approved     such      extension      of      the
term of this Agreement.

2. DEFINITIONS.

         (a)     A     "change     in     control"     of     the
Association       or      the      Holding       Company       is
defined       solely       as      any       acquisition       of
control     (other    than    by    a    trustee     or     other
fiduciary        holding        securities        under        an
employee
                    25
benefit     plan     of    the    Holding    Company     or     a
subsidiary       of      the      Holding      Company),       as
defined       in       12       C.F.R.-574.4,       or        any
successor        regulation,       of       the       Association
or Holding Company which would require the filing of an application for acquisition of control or notice of change in control
in     a     manner    as    set    forth    in    12     C.F.R.-
574.3, or any successor regulation.

              (b)          The         terms         "involuntary
termination"         or        "involuntarily         terminated"
in      this      Agreement     shall      refer      to      the
termination      of      the     employment      of      Employee
without        the        Employee's       express        written
consent.        In       addition,       any        of        the
following           actions,           shall           constitute
involuntary          termination          of           employment
unless      consented     to     in      writing      by      the
Employee:       (1)       change      in      the       principal
workplace      of     the     Employee     to     a      location
outside     of     a     50     mile     radius     from      the
Association's       headquarters       office        as        of
the date hereof; (2) a material demotion of the Employee or material adverse change
in        the        salary,        perquisites,        benefits,
contingent      benefits     or     vacation      time      which
had       theretofore       been      provided       to       the
Employee,     other    than    as    part    of    an     overall
program         applied        uniformly         and         with
equitable      effect     to     all     members      of      the
senior      management      of      the      Association       or
the Holding Company; and (3) a material permanent increase in the required hours of work or the workload of the Employee.

          (c)     For     purposes     of     this     Agreement,
termination        for        "cause"        shall        include
termination           for          personal           dishonesty,
incompetence,         willful         misconduct,          breach
of       a       fiduciary      duty      involving      personal
profit,        intentional       failure        to        perform
stated      duties,      willful      violation      of       any
material law, rule, or regulation (other than a law, rule or regulation relating to
a     traffic     violation     or    similar     offense)     or
final       cease-and-desist       order,       or       material
breach     of     any     provision    of     this     Agreement.
Notwithstanding           the           foregoing,            the
Employee     shall    not    be    deemed    to     have     been
terminated       for      cause      unless       and       until
there shall have been delivered to the Employee a copy of a resolution, duly adopted by the affirmative vote of not
less       than      a      majority      of      the      entire
membership of the Board of Directors of the Association at a meeting of the Board called and held for such purpose (after reasonable notice to the Employee and an
opportunity        for        the       Employee,        together
with the Employee's counsel, to be heard before the Board), stating that in the good faith opinion of the Board the
Employee          was         guilty          of          conduct
constituting      "cause"      as      set      forth       above
and      specifying      the     particulars      thereof      in
detail.

3. TERMINATION BENEFITS.

         (a)     Upon    the    occurrence    of     a     change
in       control      during      the      term      of      this
Agreement,        followed       by        the        involuntary
termination       of       the       Employee's       employment,
other     than     for     cause,     within     twelve      (12)
months     after     the     date    of     the     change     in
control,     the     Association     shall     pay     to     the
Employee    in    a    lump    sum    in    cash    within     25
business        days       after        the        date        of
termination of employment an amount equal to 299 percent of the Employee's annual salary as of such date.

         (b) Upon the occurrence of a change in control of the Association or the Holding Company during the term of this
Agreement,        followed       by        the        involuntary
termination       of       the       Employee's       employment,
other than for cause, within twelve (12) months after the date of the change in control, the Association shall cause life
and             health             insurance             coverage
substantially        similar        to        the        coverage
maintained       by      the      Association       for       the
Employee         immediately        prior         to         such
termination     to     be     maintained     for     a     period
of       twelve       (12)       months      following       such
termination of employment.

         (c) If the term of this Agreement expires following a change in control of the Association or the Holding Company but prior to the expiration of (12) twelve months following the date of the change in
control,          the          Association's          obligations
under      this      Section     3     shall     survive      the
expiration     of     the     term     of     this      Agreement
and       the       Association      shall      provide       the
benefits described above in this Section 3 in the event of involuntary termination of the Employee, other than for cause, during such twelve (12) month period.

4.      CERTAIN     REDUCTION     OF     PAYMENTS     BY      THE
ASSOCIATION.

         (a)    Anything    in    this    Agreement    to     the
contrary        notwithstanding,       in        the        event
that the amounts or
                    26
amounts of any benefit or benefits payable to the Employee under this Agreement or otherwise ("Benefits") are such that any portion of the amount of Benefits would be non-deductible by the Holding Company or
the       Association      for      Federal      income       tax
purposes pursuant to Section 280G of the Internal Revenue Code of 1986, as amended (the "Code"), than the amount of Benefits shall be reduced to the amount, not less than zero, which maximizes the amount of Benefits payable to the Employee without causing any portion to be non-deductible by the Holding Company or the Association pursuant to Section 280G of the Code. The Employee shall determine the allocation of any such reduction among the Benefits.

5. REQUIRED REGULATORY PROVISIONS.

         (a)     The     Association    may     terminate     the
Employee's      employment      any      time,      but       any
termination      by     the     Association,      other      than
a        termination       for       cause,       shall       not
prejudice         the         Employee's         right         to
compensation      or      other     benefits      under      this
Agreement.       The      Employee      shall      not       have
the     right     to     receive    compensation     or     other
benefits        for        any       period        after        a
termination       for       cause       as       defined       in
Section 2(c) hereinabove.

         (b)     If    the    Employee    is    suspended    from
office       and/or       temporarily       prohibited       from
participating       in       the       conduct       of       the
Association's affairs by a notice served under Section 8(e)(3) or (g)(1) of the Federal Deposit Insurance Act ("FDIA"), 12
U.S.C.-1818(e)(3)           and            (g)(1),            the
Association's          obligations           under           this
Agreement      shall     be     suspended     as      of      the
date        of       service,       unless       stayed        by
appropriate       proceedings.        If       the        charges
in        the        notice       are       dismissed,        the
Association     may     in     its     discretion     (1)     pay
the       Employee      all      or       part       of       the
compensation            withheld            while             its
obligations        under        this        Agreement        were
suspended, and (ii) reinstate in whole or in part any of the obligations were suspended.

         (c)     If     the    Employee    is    removed     from
office       and/or       permanently       prohibited       from
participating       in       the       conduct       of       the
Association's      affairs      by      an      order      issued
under      Section     8(e)(4)     or     (g)(1)      of      the
FDIA,      12      U.S.C.-1818(e)(4)     or      (g)(1),      all
obligations      of      the     Association      under      this
Agreement       shall      terminate,       as       of       the
effective      date     of     the     order,     but      vested
rights      of      the      parties      shall      not       be
affected.

          (d) If the Association becomes in default (as defined in Section 3(x)(1) of
the       FDIA,       all      obligations       under       this
Agreement     shall     terminate     as     of     the      date
of      default,     but     this     provision     shall     not
affect any vested rights of the parties.

           (e)       All       obligations       under       this
Agreement     may     be    terminated,     except     to     the
extent        determined       that        continuation        of
this       Agreement       is       necessary       for       the
continued        operation       of       the        Association:
(I)      by      the     Director     or     his      or      her
designee,     at     the     time     the     Federal     Deposit
Insurance        Corporation       or       the        Resolution
Trust Corporation enters into an agreement to provide assistance to or on behalf of
the         Association        under        the         authority
contained     in     Section    13    (c)    of     the     FDIA,
or     (ii)    by    the    Director    of    the    Office    of
Thrift Supervision ("Director") or his or her designee at the time the Director or his or her designee approves a supervisory
merger       to       resolve      problems      related       to
operation of the Association or when the Association is determined by the Director to be in an unsafe or unsound condition. Any rights of the parties that have
already       vested,      however,      shall       not       be
affected by any such action.

         (f) Any payments made to the Employee pursuant to this Agreement, or otherwise, are subject to and conditioned upon their compliance with 12 U.S.C. 1828(k) and any regulations promulgated thereunder.

6. MODIFICATION AND WAIVER

           (a)      This      Agreement      may      not      be
modified        or       amended       except        by        an
instrument       in       writing       signed       by       the
parties hereto.
                    27
         (b) No term or condition of this Agreement shall be deemed to have been waived, nor shall there be any estoppel against the enforcement of any provision
of       this       Agreement,      except       by       written
instrument     of     the     party     charged     with     such
waiver       or       estoppel.       No       such       written
waiver     shall     be     deemed    a     continuing     waiver
unless        specifically       stated        herein,        and
each such waiver shall operate only as to the specific term or condition waived and shall not constitute a waiver of such term or condition for the future or as to any act other than that specifically waived.

7. NO MITIGATION.

         The amount of any payment or benefit provided for in this Agreement shall not be reduced by any compensation earned by the Employee as the result of employment
by         another         employer,        by         retirement
benefits     after     the     date     of     termination     or
otherwise.

8. NO ASSIGNMENTS.

          (a) This Agreement is personal to each of the parties hereto, and neither
party     may     assign    or    delegate     any     of     its
rights        or       obligations       hereunder        without
first obtaining the written consent of the other party; provided, however, that the Association will require any successor or
assign       (whether      direct      or      indirect,       by
purchase,           merger,           consolidation            or
otherwise)     to     all     or     substantially     all     of
the        business       and/or       assets       of        the
Association,      by     an     assumption      agreement      in
form       and      substance      satisfactory      to       the
Employee, to expressly assume and agree to perform this Agreement in the same manner
and       to       the      same      extent       that       the
Association would be required to perform it if no such succession or assignment had
taken      place.       Failure      of      the      Association
to       obtain       such      an      assumption      agreement
prior to the effectiveness of any such succession or assignment shall be a breach of this Agreement and shall entitle the
Employee         to         compensation         from         the
Association in the same amount and on the same terms as the compensation pursuant to
Section       3       hereof.        For       purposes        of
implementing        the        provisions         of         this
Section     8(a),     the    date    on    which     any     such
succession        becomes        effective        shall        be
deemed        the       date       of       termination        of
employment.

         (b) This Agreement and all rights of the Employee hereunder shall inure to the
benefit      of      and      be     enforceable      by      the
Employee's             personal             and             legal
representatives,                                       executors,
administrators,                successors,                 heirs,
distributes,        devisees       and       legatees.         If
the     Employee     should     die     while     any     amounts
would      still      be     payable     to     the      Employee
hereunder if the Employee had continued to live, all such amounts, unless otherwise
provided       herein,       shall       be        paid        in
accordance       with       the       terms        of        this
Agreement        to        the        Employee's         devisee,
legatee     or     other    designee    or    if     there     is
no       such       designee,       to       the       Employee's
estate.

9. NOTICE.

          For     the     purposes     of     this     Agreement,
notices         and        all        other        communications
provided     for    in    the    Agreement    shall     be     in
writing     and     shall    be    deemed    to     have     been
duly      given      when      personally      delivered       or
sent       by       certified      mail,      return      receipt
requested,       postage       prepaid,       addressed        to
the     Association    at    its    main    office     to     the
attention of the Board of Directors of the Association with a copy to the Secretary
of       the      Association,      or,      it      to       the
Employee, at such home or other address as the Employee has most recently furnished in writing to the company.

10. AMENDMENTS

          No      amendments     or     additions     to     this
Agreement       shall       be      binding       unless       in
writing     and     signed     by    both     parties,     except
as herein otherwise provided.

11. PARAGRAPH HEADINGS.

          The     paragraph     headings     used     in     this
Agreement         are         included         solely         for
convenience     and     shall     not     affect,      or      be
used          in          connection          with,           the
interpretation of this Agreement.
                    28



12. SEVERABILITY.

           The       provisions      of      this       Agreement
shall        be       deemed       severable       and        the
invalidity        or        unenforceability        of        any
provision     shall     not    affect     the     validity     or
enforceability        of       the        other        provisions
hereof.

13. GOVERNING LAW.

          This     Agreement     shall     be     governed     by
the      laws     of     the     United     States     to     the
extent       applicable      and      otherwise      by       the
laws of the State of Indiana.

14. ARBITRATION.

           Any dispute or controversy arising under or in connection with this Agreement
shall          be         settled         exclusively          by
arbitration      in      accordance      with      the      rules
of        the        American       Arbitration       Association
then      in     effect.      Judgment     may     be     entered
on      the      arbitrator's     award     in     any      court
having jurisdiction.

15. REIMBURSEMENT.

         In the event the Association purports to terminate the Employee for cause, but it is determined by a court of competent jurisdiction or by an arbitrator pursuant to Section 14 that cause did not exist for such termination, or if in any event it is determined by any such court or arbitrator that the Association has failed to make timely payment of any amounts owed to the
Employee         under         this        Agreement,         the
Employee          shall          be          entitled          to
reimbursement        for       all       reasonable        costs,
including        attorneys'       fees,        incurred        in
challenging       such      termination       or       collecting
such amounts. Such reimbursement shall be in addition to all rights to which the Employee is otherwise entitled under this Agreement.

         IN     WITNESS     WHEREOF,     the     parties     have
executed     this    Agreement    as    of    the     day     and
year first above written.

           THIS       AGREEMENT      CONTAINS      A      BINDING
ARBITRATION         PROVISION        WHICH         MAY         BE
ENFORCED BY THE PARTIES.


SOBIESKI FEDERAL SAVINGS AND LOAN
                                                               OF
SOUTH BEND


                                                              BY:
/s/s Robert J. Urbanski

                                                             Its:
Chairman of the Board of Directors



EMPLOYEE


                                                             /s/s
Sharon Mrozek




                       29