Form 10-Q
period 1997-12-31
SOBIESKI BANCORP INC
filed 1998-02-17
CIK 934860

U.S. SECURITIES AND EXCHANGE COMMISSION
         WASHINGTON, D.C. 20549

               FORM 10-QSB


[x] QUARTERLY REPORT PURSUANT TO SECTION
           13 OR 15 (d) OF THE
     SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended December
31, 1997

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

         Yes[X]          No [ ]

As of February 13, 1998, there were
784,000 shares of the registrant's
common stock issued and outstanding.

         SOBIESKI BANCORP, INC.
             AND SUBSIDIARY
                  INDEX
                           Page
                         Number

PART I.        FINANCIAL INFORMATION
Item 1. Financial Statements
Condensed Consolidated Statements of
Financial Condition           1
Condensed Consolidated Statements of
Operations                    2
Condensed Consolidated Statements of
Cash Flows                    3
Notes to Condensed Consolidated
Financial Statements          4-6

Item 2. Management's Discussion and
Analysis of Financial Condition
and Results of Operations     7-10

PART II.  OTHER INFORMATION
Item 1. Legal Proceedings       11
Item 2. Changes in Securities   11
Item 3. Defaults Upon Senior Securities
11
Item 4. Submission of Matters To a Vote
of Security Holders             11
Item 5. Other Information       11
Item 6. Exhibits and Reports on Form 8-K
11


SIGNATURES                    12
                    i


                      PART I.  Financial Information
Item1. Financial Statements

Sobieski Bancorp, Inc. And Subsidiary
Condensed Consolidated Statements Of Financial Condition
December 31, 1997 and June 30, 1997

December 31,           June 30,
     ASSETS                               1997                    1997
                                                   (Unaudited)
Cash, including interest-bearing
deposits in other financial
institutions of $264,325 and $94,477,
respectively                       $      937,008           $     1,251,373
Certificates of deposit                    99,000                   198,000
Investment securities, available-
for-sale (amortized cost of $598,668
and $1,299,335, respectively)             598,532                 1,297,148
Investment securities, held-to-maturity
(market value of approximately
$1,004,700  and $1,012,900,
respectively)                           1,000,000                 1,000,000
Mortgage-backed securities, available-
for-sale (amortized cost of $1,586,412
and $1,790,203, respectively)           1,596,362                 1,780,210
Mortgage-backed securities, held-to-
maturity (market value of approximately
$10,829,600  and $11,617,500,
respectively)                          10,915,994                11,929,352
Loans receivable, net                  68,879,295                61,134,644
Real estate owned                         152,391                    11,037
Federal Home Loan Bank stock, at cost     872,500                   636,000
Property and equipment, net             1,987,693                 2,028,310
Other assets                              514,292                   466,672
       Total assets                  $ 87,553,067            $   81,732,746

          LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
  Deposits                           $ 57,611,290            $   59,386,630
  Federal Home Loan Bank advances      16,850,000                 9,500,000
  Advances from borrowers for taxes
  and insurance                           295,873                   260,439
  Accrued income taxes                     28,791                    80,628
  Accrued interest and other expenses     144,711                   132,077
  Deferred income taxes                    20,337                    12,177
       Total liabilities               74,951,632                69,371,951

Stockholders' equity:
  Preferred stock, $.01 par value:
   500,000 shares authorized;
    none issued                              -                        -
  Common stock, $.01 par value:
  3,500,000 shares authorized;
    966,000 shares issued                    9,660                    9,660
  Additional paid-in capital             9,156,646                9,147,176
  Retained earnings, substantially
   restricted                            6,787,911                6,670,543
  Net unrealized  appreciation
 (depreciation) of securities
  available-for-sale                         6,477                  (7,356)
                                        15,960,694              15,820,023
    Less: Treasury stock, at cost,
    201,910 and 206,368 shares,
    respectively                         2,817,659               2,879,878
    Unallocated Employee Stock
    Ownership Plan shares;
     54,160 shares and 57,935 shares,
     respectively                          541,600                 579,350

      Total stockholders' equity        12,601,435              12,360,795

      Total liabilities and
      stockholders' equity            $ 87,553,067            $  81,732,746

  See accompanying notes to condensed consolidated financial statements.
                                     1

Sobieski Bancorp, Inc. And Subsidiary

Condensed Consolidated Statements Of Operations for the three and six months ended December 31, 1997 and 1996

                              Three Months                    Six Months
Ended December 31,             Ended December 31,
1997        1996             1997             1996
(Unaudited)                        (Unaudited)
Interest Income:
  Loans         $  1,350,644    $  1,086,728     $ 2,576,481  $  2,145,228
  Mortgage-backed
  securities         190,399        238,315          397,130       493,939
  Interest-bearing
   deposits           22,824         12,986           41,827        29,393
  Investments and
   other              29,344         74,871           73,690       155,477
    Total interest
     income         1,593,211     1,412,900        3,089,128     2,824,037

Interest expense:
  Interest on
  deposits            683,745       709,929        1,356,894     1,430,305
  Interest on
  borrowings          221,242        80,701          379,701       141,088
    Total interest
    expense           904,987       790,630        1,736,595     1,571,393

Net interest
income                688,224       622,270        1,352,533     1,252,644

Non-interest income:
  Fees and service
   charges             31,444        41,876           58,879        82,051
  Gain on sales
   of securities          -          67,652              -          67,652
  Other income           (434)       11,040           19,473        16,295

Total non-interest
 income                31,010       120,568           78,352       165,998

Non-interest expenses:
Compensation
 and benefits         284,206       267,575          571,628       489,804
Occupancy and
  equipment            74,315        60,925          143,175       125,507
Federal deposit
  insurance premiums    9,317        34,680           18,680       484,007
Advertising and
 promotion              7,766         2,527           13,941         7,632
Service bureau expense 36,414        23,886           71,242        51,075
Other operating
expenses              116,406       140,238          202,787       264,651

Total non-interest
expenses             528,424        529,831        1,021,453     1,422,676

Income (loss) before
 income taxes        190,810       213,007          409,432        (4,034)
Provision (credit)
 for income taxes     64,000        82,000          159,000        (1,600)

Net income (loss) $  126,810    $  131,007      $   250,432   $    (2,434)

Earnings (loss)per common share:
    Basic         $    0.18     $     0.16      $      0.35   $      0.00
    Fully diluted$     0.17     $     0.16      $      0.34    $     0.00

Dividends per
common share    $     0.08      $     -          $     0.16     $     -

  See accompanying notes to condensed consolidated financial statements.
                                     2
Sobieski Bancorp, Inc. And Subsidiary

Condensed Consolidated Statements Of Cash Flows for the six months ended December 31, 1997 and 1996

                                             Six Months
                                          Ended December 31,
                                              1997                1996
                                                         (Unaudited)
Cash flows provided by (used in) operating activities:
 Net income (loss)                     $   250,432         $   (   2,434)
Adjustments to reconcile net income
(loss) to net cash provided
by (used in) operating activities:
Depreciation of property and equipment      53,087                55,814
Gain on disposal of equipment                   -                   (250)
Gain on sale of investment securities           -                (70,269)
Loss on sale of mortgage-backed securities      -                  2,617
Gain on sale of real estate owned, net      (2,085)                  -
Contribution to Employee Stock Ownership
 Plan                                       67,006                40,982
Contribution to Recognition and Retention
Plan                                        62,220                46,690
Amortization of premiums and accretion
 of discounts, net                          51,515                43,860
Amortization of deferred loan fees         (26,471)              (22,461)
(Increase) decrease in other assets        (47,620)               64,768
Decrease in accrued income taxes           (51,837)             (129,305)
Increase (decrease)in accrued interest
 and other expenses                        (13,704)              (93,857)

Net cash provided by (used in)
operating activities                       342,543               (63,845)

Cash flows provided by (used in)
investing activities:
Purchase of investment securities             -                  (12,415)
Proceeds from maturities of
 certificates of deposits                  99,000                    -
Proceeds from maturities of
investment securities                     700,000                300,000
Principal reductions of
mortgage-backed securities             1,166,301                1,064,920
Proceeds from sale of investment
 securities                                  -                  1,142,142
Proceeds from sale of mortgage-backed
 securities                                  -                    294,137
Net increase in loans made to
customers and principal collections
on loans                              (7,870,571)             (2,211,773)
Purchase of Federal Home Loan Bank
Stock                                  (236,500)                     -
Proceeds from sale of equipment             -                        250
Proceeds from sale of real estate
owned                                    13,122                      -
Purchase of property and equipment      (12,470)                 (23,139)
Net cash provided by (used in)
investing activities                 (6,141,118)                 554,122

Cash flows provided by (used in) financing activities:
Net decrease in deposits             (1,775,340)              (2,242,099)
Increase (decrease) in advances
from borrowers for taxes
and insurance                            35,434                 (13,204)
Federal Home Loan Bank advances      19,350,000               3,100,000
Repayment of Federal Home Loan
Bank advances                       (12,000,000)               (400,000)
Purchase of treasury stock               -                     (189,078)
  Cash dividends                       (125,884)                    -    .

Net cash provided by financing
activities                            5,484,210                 255,619
(Decrease) increase in cash and
cash equivalents                       (314,365)                745,896

Cash and cash equivalents,
beginning of period                   1,251,373               1,385,520

Cash and cash equivalents,
end of period                      $    937,008           $   2,131,416

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

C.   ACCOUNTING POLICIES.

     Securities

     Securities       that       may      be       sold       as       part
     of                          the                          Association's
     asset/liability                      or                      liquidity
     management       or       in       response       to       or       in
     anticipation          of         changes          in          interest
     rates               and              resulting              prepayment
     risk,        or        for        other        similar        factors,
     are              classified              as             available-for-
     sale         and         carried        at         fair         market
     value.               Unrealized             holding              gains
     and          losses          on         securities          classified
     as             available-for-sale             are             reported
     net           of           related           deferred           income
     taxes         as         a        separate        component         of
     stockholders'                   equity.                     Securities
     that            the           Association           has            the
     ability        and        positive        intent        to        hold
     to        maturity        are        classified        as        held-
     to-maturity               and                carried                at
     amortized             cost.             Trading             securities
     are         carried         at        fair        market         value
     with          unrealized          holding          gains           and
     losses          included          in         earnings.           Gains
     and            losses            on           all           securities
     transactions              are             recognized              when
     sold            as            determined            by             the
     identified             certificate            method.              The
     Association               had                no                trading
     securities at December  31, 1997.

     For        the        three        and        six-month        periods
     ended            December           31,           1997,            the
     Association            had           no            sales            of
     investment                     and                     mortgage-backed
     securities                   available-for-sale.                   For
     the           three           and          six-month           periods
     ended            December           31,           1996,            the
     Association          had          realized          gains           in
     the         amount         of         $67,652         from         the
     sales           of          investment          and          mortgage-
     backed                    securities                    available-for-
     sale.

     Allowance For Loan Losses

     The         allowance        for        loan         losses         is
     established          through         a          provision          for
     loan           losses          based          on          management's
     evaluation        of        the        risks        inherent        in
     its         loan        portfolio        and        changes         in
     the        nature       and       volume       of       its       loan
     activity,              including              those              loans
     which               are               being               specifically
     monitored              by              management.                Such
     evaluation,          which         includes          a          review
     of             loans             for            which             full
     collectibility                may                not                be
     reasonably             assured,            considers             among
     other             matters,             loan            classification,
     the         estimated        fair         value         of         the
     underlying                    collateral,                     economic
     conditions,             historical              loan              loss
     experience,           the          amount           of           loans
     outstanding          and          other          factors          that
     warrant              recognition             in              providing
     for         an        adequate        allowance        for        loan
     losses.                A              significant               factor
     considered               in               the                Company's
     allowance          is          its          historically           low
     level         of        loans        other        than         one-to-
     four        family        real        estate        loans.         The
     Company's          allowance         for          loan          losses
     at        December       31,       1997       and       1996       was
     $200,000.           For          both          periods           ended
     December        31,        there        were        no         charge-
     offs.           Nonaccrual         loans          at          December
     31,            1997            and           1996           aggregated
     $77,424 and $189,795, respectively.




                    5
Sobieski Bancorp, Inc. And Subsidiary
Notes                To                Condensed               Consolidated
Financial Statements, Concluded

      Earnings Per Common Share

     In           February           1997,          the           Financial
     Accounting             Standards             Board              issued
     Statement              of             Financial             Accounting
     Standards               ("SFAS")               No.                128,
     "Earnings               Per               Share."                 This
     Statement             establishes            standards             for
     computing             and             presenting              earnings
     per          share,          simplifies         the          standards
     for            computation           and           makes           the
     calculation                       comparable                        to
     international                  accounting                   standards.
     "Primary"           earnings          per          share           was
     replaced           by          "basic"          earnings           per
     share           and          the          statement           requires
     that           both           "basic"          and           "diluted"
     earnings        per        share        be        presented         on
     the         face         of        the        income        statement.
     SFAS         No.         128         is         effective          for
     periods          ending          after          December           15,
     1997           and          requires          restatement           of
     prior           period          earnings           per           share
     upon adoption.

     The        Company        accounts        for        the        shares
     of         common         stock        acquired         by         its
     Employee               Stock              Ownership               Plan
     ("ESOP")          and          the          restricted          shares
     awarded          under          its          Recognition           and
     Retention                Plan                ("RRP")                in
     accordance               with               Statement               of
     Position          93-6          which         prescribes          that
     shares        held       by       the       ESOP        and        the
     restricted          shares         awarded          under          the
     RRP          are         not         considered         in         the
     weighted          average          number          of           shares
     outstanding          until          such          shares           are
     released        for        allocation        to        an         ESOP
     participant's            individual             account             or
     vested, in the case of the RRP.

     Basic            earnings           per           share            are
     computed        by        dividing        net        income         by
     the           weighted           average           number           of
     shares          of          common         stock          outstanding.
     Accordingly,        for        the        three        and        six-
     month           periods          ended          December           31,
     1997,           the          weighted          average          number
     of          common         shares         used         in          the
     computation          of          basic          earnings           per
     share           were           708,130          and           705,623,
     respectively.              The            weighted             average
     number         of         common        shares         for         the
     same         periods        in        1996        were         819,372
     and 821,742, respectively.

     Diluted           earnings           per           share           are
     computed        by        dividing        net        income         by
     the           weighted           average           number           of
     shares          of          common          stock          outstanding
     plus            the            dilutive           effect            of
     outstanding               stock              options               and
     nonvested          shares          awarded          under          the
     RRP.          For         the        three        and        six-month
     periods           ended          December          31,           1997,
     the           weighted           average           number           of
     common            shares            used            in             the
     computation          of         diluted          earnings          per
     share           were           733,918          and           727,934,
     respectively.              The            weighted             average
     number         of         common        shares         for         the
     same         periods        in        1996        were         830,683
     and 829,639, respectively.

                    6

Item           2.            Management's          Discussion           And
Analysis           of           Financial           Condition           And
Results of Operations

Financial Condition

The           Company's           total          assets           increased
$5.8       million       during      the       six       months       ended
December       31,       1997       to       $87.5       million       from
$81.7        million       at       June       30,        1997.        This
increase        was       mainly       due       to       an       increase
in      net     loans     of     $7.7     million     offset      by      a
decrease       of       $1.9      million       in       the       security
portfolio       used       to       fund       loan       growth.       The
increase         in         loans         receivable         was          a
result               of               purchasing              participation
interests           in           commercial           loans,            and
increased              originations             for             commercial,
home equity and mortgage loans.

The                Company's               total                liabilities
increased            $5.6           million           from            $69.4
million        at        June        30,        1997        to        $75.0
million         at         December         31,         1997.           The
increase          was          primarily          attributable           to
an        increase       in       Federal       Home       Loan        Bank
("FHLB")        advances        of        $7.4        million.        These
advances       were       primarily      used       to       fund       the
increase         in         net        originated         loans         and
purchases          of          participation          interests          in
commercial              loans.              Deposits              decreased
$1.8       million       from       $59.4       million       at       June
30,        1997        to       $57.6       million       at       December
31,      1997.      The      decrease      was      the      result      of
customers           continuing           to           seek           higher
yield investment alternatives.

Stockholders'               equity               increased               by
$240,000         from        $12.361        million         at         June
30,       1997       to       $12.601       million       at       December
31,        1997       principally       the       result       of       net
income        and        increases        in        paid-in        capital,
offset by cash dividends.

Results of Operations

General.        The        Company        recorded        net        income
for       the       three       months       ended       December       31,
1997      of      $127,000      which      is      an      decrease      of
$4,000       from       net       income       of       $131,000        for
the       same      period      in      1996.       For       the       six
months         ended         December         31,         1997,         net
income       was       $250,400      which       is       an       increase
of        $252,800       over       the       reported       net       loss
of        $2,400       for       the       comparable       period       in
the        prior        year.        The       prior       year        six-
month      loss     of     $2,400     was     a     result      of      the
one-time          assessment         to          recapitalize          SAIF
in the amount of $250,100, net of tax.

Net         Interest        Income.         The        Company's        net
income         is        primarily        dependent        upon         net
interest           income.           Net          interest           income
was        $688,200       and       $1.35       million       for       the
three            and           six-month           periods            ended
December           31,           1997,           respectively,           as
compared         to        $622,300        and        $1.25         million
for       the      same      periods      in      the      prior      year.
The         increases        of        $65,900         and         $100,000
for         the         three         and        six-month         periods,
respectively,        was        primarily        a        result         of
increased       income       earned       on       loans       and        a
decrease         in        interest        paid        on         deposits,
offset        in        part        by       interest        paid        on
increased        FHLB        advances.        The        increase        in
interest         income         earned         on         loans         was
generated        by        net         increased        loan         volume
offset        by        lower       loan        rates        and        the
reduced investment portfolio.

Interest       expense       for       the       three       and       six-
month         periods        ended        December         31,         1997
was            $905,000            and            $1.74            million,
respectively,          as          compared           to           $790,600
and         $1.57         million        for         the         comparable
periods       in       the       prior      year.       The       increases
in        interest       expense       for       the       three        and
six-month           periods          ended           December           31,
1997         was        attributable        to        interest         paid
on        FHLB       advances,       offset       by       a       decrease
in interest paid on deposits.


Provisions for Loan Losses.  During the
three and six-months ended December 31,
1997 and 1996, respectively, the Company had no provision for loan losses.

At         December         31,         1997,         the         Company's
allowance            for           loan           losses            totaled
$200,000       or       .29%       of      net       loans       receivable
and 258% of total non-performing loans.

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

Non-Interest                      Income.                      Non-interest
income         consists        primarily        of         fees         and
service        charges        on        deposit        accounts         and
securities             gains.              Non-interest              income
decreased          $89,600        to        $31,000         for         the
three       months       ended       December       31,       1997       as
compared       to       $120,600      for       the       same       period
last         year         and         decreased         $87,600          to
$78,400          for          the         six         months          ended
December       31,       1997       from       $166,000       for       the
same         period         in        1996.         These         decreases
were         due        primarily        to        nonrecurring        1996
gains       on      the      sale      of      securities      in       the
amount        of         $67,000       and       a       decrease        in
quarterly           service          charges           on           savings
accounts and nsf fees.

Non-Interest                     Expenses.                     Non-interest
expenses        were        $528,400        and        $1.02        million
for         the         three         and         six-month         periods
ended           December          31,          1997,          respectively,
compared         to        $530,000        and        $1.42         million
for        the        same       periods       last       year.         The
decrease         of        $400,000        for        the         six-month
period         ended         December         31,         1997          was
primarily          attributable          to          the           one-time
special            assessment           of           $414,000            to
recapitalize the SAIF fund.

Income          Taxes/Benefit.          Income          taxes           for
the        six       months       ended       December       31,       1997
were         $159,000         on         pre-tax         income          of
$409,400,         an         effective         tax         rate          of
38.8%.          For          the         six          months          ended
December        31,        1996,       a       tax        benefit        of
$1,600       resulted       from      the       pre-tax       loss       of
$4,000           attributable           to           the           $414,000
SAIF          assessment.          The         Company's          effective
tax         benefit         for         the        six-month         period
ended December 31, 1996 was 39.7%.

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

Federal           regulations          have          required           the
Company         to        maintain        minimum         levels         of
liquid          assets.           The          required          percentage
has       varied      from      time      to      time      based      upon
the           economic           conditions           and           savings
flows        and        is        currently        5%        of         net
withdrawable               savings               deposits               and
borrowings       payable       on       demand       or       in        one
year          or          less         during         the         preceding
calendar           month.            Liquid           assets            for
purposes         of         this        ratio         include         cash,
certain           time          deposits,          U.S.          Government
obligations,          government         agency          and          other
securities              and              obligations              generally
having        remaining        maturities        of        less        than
five         years.         The        Company        has        maintained
its       liquidity       ratio       at       levels       in       excess
of         those         required.          At         December         31,
1997,        the        Company's        liquidity        ratio         was
5.63%.
                    8

Item           2.           Management's           Discussion           And
Analysis of Financial
Condition           And           Results          of           Operations,
Continued.

At December 31, 1997, the Company had
$16,850,000 in outstanding advances from the FHLB used primarily to fund purchases of participation interest in commercial loans, internally originated loans, other investments and net savings outflow.

The             Company            uses            its            liquidity
resources                principally                to                 meet
ongoing  commitments  to  fund  maturing
certificates           of           deposit           and           deposit
withdrawals            and           to           meet            operating
expenses.         At         December         31,         1997,         the
Company          had          outstanding          commitments           to
extend            credit           which            amounted             to
$5,007,000  (including
$1,965,000           in           available           home           equity
lines           of          credit).           Management          believes
that         loan        repayments        and        other         sources
of       funds       will      be      adequate      to      meet       the
Company's foreseeable liquidity needs.

At         December         31,        1997,        the         Association
had       tangible       capital       of       $9.2       million       or
10.5%       of       adjusted      total       assets       which       was
$7.9         million        above        the        minimum         capital
requirement       of       $1.3       million       or       1.5%        of
adjusted total assets.

At         December         31,        1997,        the         Association
had        core        capital       of       $9.2        million        or
10.5%         of          adjusted        total        assets         which
was          $6.6         million         above         the         minimum
capital         requirement        of        $2.6        million         or
3.0% of adjusted total assets.

At         December         31,        1997,        the         Association
had         total         risk-based        capital         of         $9.4
million           and           risk-weighted           assets           of
$39.0            million           or           total            risk-based
capital            of            24.1%           of           risk-weighted
assets.          This         amount        was        $6.3         million
above          the          minimum          regulatory          risk-based
capital        requirement        of        $3.1        million,         or
8.0% of risk-weighted assets.

Financial Accounting Developments

In        June        1997,       SFAS       No.       130       "Reporting
Comprehensive          Income",          was          issued.           The
objective       of      SFAS      No.      130      is      to       report
comprehensive        income        which        is        defined        as
all        changes       in       equity       of       an       enterprise
that         result        from        transactions        and        other
economic       events       of      the       period       other       than
transactions        with        owners.         SFAS        No.         130
establishes          standards          for          reporting          and
display        of        comprehensive        income        and         its
components        in       a       full       set        of        general-
purpose              financial              statements.                This
Statement        is        effective        for        fiscal         years
beginning           after           December           15,            1997.
Reclassification             of            financial             statements
for            earlier           periods,           provided            for
comparative purposes, is required.

In       June       1997,       SFAS      No.       131,       "Disclosures
about         Segments         of         an         Enterprise         and
Related           Information",          was          also          issued.
SFAS         No.        131        establishes        standards         for
the        way        that        public        business        enterprises
report               information              about               operating
segments          in          annual          financial          statements
and           requires           that           those           enterprises
report               selected               information               about
operating          segments          in          interim          financial
reports        issued        to        shareholders.         It        also
establishes               standards               for               related
disclosures          about         products          and          services,
geographic           areas          and          major           customers.
This            Statement            is            effective            for
financial               statements               for                periods
beginning after December 15, 1997.
                    9
Item           2.           Management's           Discussion           And
Analysis of Financial
Condition           And           Results          of           Operations,
Concluded.

Regulatory Developments

On             September            30,            1996,            federal
legislation           was          enacted          that           required
the           Savings          Association          Insurance          Fund
("SAIF")         be        recapitalized        with         a         one-
time         assessment        on        virtually        all         SAIF-
insured           institutions,          such          as          Sobieski
Federal       Savings       and       Loan,       equal       to       65.7
basis        points        on       each        $100        of        SAIF-
insured           deposits          maintained           by           those
institutions       as       of       March       31,       1995.        The
amount            of            the            Company's            special
assessment
was      $414,000,      which      was      paid      to      the      FDIC
in November 1996.

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

Year 2000 Computer Issues

Many         computer         programs         use         only         two
digits       to      identify      a      year      in       the       date
field         and        were        apparently        designed         and
developed          without         considering          the          impact
of        the       upcoming       change       in       the       century.
Such           programs           could          erroneously           read
entries       for      the      year      2000      as       the       year
1900.           This         could         result         in          major
systems              failures              and             miscalculations.
Rapid         and         accurate        data        processing         is
essential        to        the        operations        of        financial
institutions,          such          as          the           Association.
The         Company        is        currently        assessing         the
extent        to        which        it       and        its        outside
vendors         may         be        adversely         affected         by
Year        2000        computer        problems.         While         the
Company         does         not        anticipate         that         any
Year         2000        computer        problems        or        expenses
required         to        correct        such        problems         will
materially                affect               its                financial
condition        and        results        of        operations,         no
assurance can be given in this regard.
                   10

       PART II.  OTHER INFORMATION

Item 1.        Legal Proceedings
               None

Item 2.        Changes in Securities
               None

Item 3.Defaults Upon Senior Securities
          None

Item 4.Submission of Matters to a Vote
of Security Holders
           None

Item 5.Other Information
          None

Item 6.Exhibits and Reports on Form 8-K
     (a)  Exhibits
     Exhibit 27 Financial Data Schedule
     (b)  Form 8-K
          None
                   11

               SIGNATURES

In accordance with the requirements of
the Exchange Act, the registrant caused
this report to be signed on its behalf
by the undersigned, thereunto duly
authorized.
Sobieski Bancorp, Inc.
(Registrant)

Date: February 16, 1998
By:  /s/s Thomas F. Gruber
          Thomas F. Gruber
          President and Chief Executive
Officer

Date: February 16, 1998
By: /s/s Arthur Skale
         Arthur Skale
         Chief Financial Officer






                   12