Form 10-Q
period 1998-03-31
SOBIESKI BANCORP INC
filed 1998-05-14
CIK 934860

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
______________________________________
FORM 10-QSB
[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 1998
OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________ to ________
Commission file number  0-25518
SOBIESKI BANCORP, INC.
(Exact name of small business issuer as specified in its charter)
Delaware
(State or other jurisdiction of incorporation or organization)
35-1942803
(IRS Employer Identification No.)
2930 W. Cleveland Road, South Bend, Indiana  46628
(Address of principal executive offices) (Zip Code)
Issuer's telephone number, including area code: (219) 271-8300 Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports),and(2)has been subject to such filing requirements for the past 90 days.
Yes[X]          No [ ]
As of May 12, 1998, there were 782,100 shares of the registrant's common stock issued and outstanding.
SOBIESKI BANCORP, INC.
AND SUBSIDIARY
INDEX

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


i

PART I.  Financial Information
Item 1. Financial Statements
Sobieski Bancorp, Inc. And Subsidiary
Condensed Consolidated Statements Of Financial
Condition March 31, 1998 and June 30, 1997

                                   March  31,     June 30,
ASSETS                                1998          1997
                                  (Unaudited)
Cash, including interest-bearing
deposits in other financial
institutions of $1,064,893 and
$94,477, respectively
                                $  2,284,474   $ 1,251,373
Certificates of deposit              -             198,000
Investment securities,
available-for-sale (amortized
cost of $598,966 and $1,299,335,
respectively)                        599,626     1,297,148
Investment securities,
held-to-maturity(market value
of approximately $1,012,900)         -           1,000,000
Mortgage-backed securities,
available-for-sale (amortized
cost of $1,456,143 and $1,790,203,
respectively)                      1,463,386     1,780,210

Mortgage-backed securities,
held-to-maturity (market value
of approximately $10,420,600
and $11,617,500, respectively)    10,489,943     11,929,352
Loans receivable, net             71,448,322     61,134,644
Real estate owned                    153,356         11,037
Federal Home Loan Bank stock,
at cost                              872,500        636,000
Property and equipment, net        1,961,556      2,028,310
Other assets                         575,324        466,672
Total assets                    $ 89,848,487  $  81,732,746

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
  Deposits                      $ 60,227,014  $  59,386,630
  Federal Home Loan Bank
  advances                        15,950,000      9,500,000
  Advances from borrowers
  for taxes and insurance            662,639        260,439
  Accrued income taxes               112,198         80,628
  Accrued interest and other
  expenses                           207,418        132,077
  Deferred income taxes               20,104         12,177
Total liabilities                 77,179,373     69,371,951
Stockholders' equity:
Preferred stock, $.01 par value:
500,000 shares authorized;
none issued                               -             -
Common stock, $.01 par value:
3,500,000 shares authorized;
966,000 shares issued                 9,660          9,660
Additional paid-in capital        9,155,718      9,147,176
Retained earnings, substantially
restricted                        6,857,219      6,670,543
Net unrealized appreciation
(depreciation) of securities
available-for-sale                    5,216        (7,356)
SubTotal                         16,027,813     15,820,023
Less: Treasury stock, at cost,
201,870 and 206,368 shares,
respectively                      2,817,101      2,879,878
Unallocated Employee Stock
Ownership Plan shares; 54,160
and 57,935 shares, respectively     541,600        579,350
Total stockholders' equity       12,669,114     12,360,795
Total liabilities and
stockholders' equity           $ 89,848,487   $ 81,732,746

See accompanying notes to condensed consolidated financial statements.

Sobieski Bancorp, Inc. And Subsidiary
Condensed Consolidated Statements Of Income for the three and nine months ended March 31, 1998 and 1997

                    Three Months     Nine Months
                   Ended March 31,  Ended March 31,
                   1998      1997     1998  1997
                     (Unaudited)        (Unaudited)
Interest Income:
Loans          $1,389,466 $1,120,665 $3,965,947 $3,265,893
Mortgage-backed
securities        181,223    234,098    578,353    728,037
Interest-bearing
deposits           29,875      7,549     71,702     36,942
Investments and
other              26,033     61,191     99,723    216,668
Total interest
income          1,626,597  1,423,503  4,715,725  4,247,540
Interest expense:
Interest on
deposits          684,764    682,010  2,041,657  2,112,315
Interest on
borrowings        241,600     90,477    621,302    231,565
Total interest
expense           926,364    772,487  2,662,959  2,343,880
Net interest
income            700,233    651,016  2,052,766  1,903,660
Non-interest
income:
Fees and service
charges            31,298    44,647      90,177    126,698
Gain on sales of
securities          6,563        -        6,563     63,535
Other income          110     4,108      19,583     20,403
Total non-interest
income             37,971     48,755    116,323    210,636
Non-interest expenses:
Compensation and
benefits          284,126    257,712    855,754   747,516
Occupancy and
equipment          69,382     67,905    212,557   193,412
Federal deposit
insurance premiums  9,196      2,148     27,876   486,155
Advertising and
promotion          10,338     17,483     24,279    25,115
Service bureau
expense            35,760     24,841    107,002    75,916
Other operating
expenses           87,999    115,404    290,786   375,938
Total non-interest
expenses          496,801    485,493  1,518,254 1,904,052
Income before
income taxes      241,403    214,278    650,835   210,244
Provision for
income taxes      116,556     82,275    275,556    80,675
Net income      $ 124,847  $ 132,003  $ 375,279 $ 129,569
Earnings per
common share:
Basic           $   0.18   $   0.18   $   0.53  $    0.17
Fully diluted   $   0.17   $   0.17   $   0.52  $    0.17
Dividends per common
share           $   0.08   $   0.07   $   0.24  $    0.07

See accompanying notes to condensed consolidated financial statements.

Sobieski Bancorp, Inc. And Subsidiary
Condensed Consolidated Statements Of Cash Flows for the nine months ended March 31, 1998 and 1997

                                       Nine Months
                                     Ended March 31,
                                       1998      1997
                                        (Unaudited)
Cash flows provided by(used in)
operating activities:
Net income                       $  375,279  $ 129,569
Adjustments to reconcile net
income to net cash provided by
(used in) operating activities:
Depreciation of property and
equipment                            82,516    83,701
Gain on disposal of equipment          -         (250)
Gain on sale of investment
securities                           (6,563)  (66,152)
Loss on sale of mortgage-backed
securities                             -        2,617
Gain on sale of real estate
owned, net                           (2,085)        -
Contribution to Employee Stock
Ownership Plan                       67,007    40,165
Contribution to Recognition and
Retention Plan                       42,064         -
Amortization of premiums and
accretion of discounts, net          77,553     56,312
Amortization of deferred loan
fees                                (12,701)   (34,440)
(Increase) decrease in other
assets                             (108,652)    23,432
Increase (decrease) in accrued
income taxes                         31,570    (72,388)
Increase(decrease)in accrued
interest and other expenses          76,792    (32,126)
Net cash provided by operating
activities                          622,780    132,440
Cash flows provided by
investing activities:
Purchase of investment
securities                             -       (12,415)
Proceeds from maturities of
certificates of deposits            198,000        -
Proceeds from maturities of
investment securities             1,706,563    600,000
Principal reductions of
mortgage-backed securities        1,695,250  1,637,854
Proceeds from sale of
investment securities                 -      1,138,025
Proceeds from sale of
mortgage-backed securities            -        294,137
Net increase in loans made to
customers and principal
collections on loans            (10,454,333)(4,549,426)
Purchase ofFederal Home Loan
Bank stock                         (236,500)     -
Proceeds from sale of equipment      -            250
Proceeds from sale of real
estate owned                         13,122        -
Purchase of property and
equipment                           (15,762)  (26,603)
Net cash used in investing
activities                       (7,093,660) (918,178)
Cash flows provided by
(used in) financing
activities:
Net increase(decrease)in
deposits                            840,384 (2,230,583)
Increase in advances from
borrowers for taxes and
insurance                           402,200    323,840
Federal Home Loan Bank
advances                         25,100,000  4,500,000
Repayment of Federal Home
Loan Bank advances              (18,650,000)  (400,000)
Purchase of treasury stock           -      (1,970,422)
Cash dividends                     (188,603)   (59,415)
Net cash provided by financing
activities                        7,503,981    163,420
Increase (decrease) in cash and
cash equivalents                  1,033,101   (622,318)
Cash and cash equivalents,
beginning of period               1,251,373  1,385,520
Cash and cash equivalents,
end of period                 $   2,284,474 $  763,202

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

Sobieski Bancorp, Inc. And Subsidiary
Notes To Condensed Consolidated Financial Statements, Continued

Current regulations allow the Company to pay cash dividends on its stock if its regulatory capital would not thereby be reduced below the amount then required for the aforementioned liquidation account. Also, capital distribution regulations limit the Company's ability to make capital distributions which include dividends, stock redemptions, repurchases and other transactions charged to the capital account based on its capital level and supervisory condition. Federal regulations also preclude any repurchase of the stock of the Company for three years after conversion except for purchases of qualifying shares of a director and repurchases pursuant to an offer made on a pro rata basis to all stockholders and with prior approval of the Office of Thrift Supervision or pursuant to an open-market stock repurchase program with certain regulatory criteria.

C.      ACCOUNTING POLICIES.
Securities
Securities that may be sold as part of the Association's asset/liability or liquidity management or in response to or in anticipation of changes in interest rates and resulting prepayment risk, or for other similar factors, are classified as available-forsale and carried at fair market value. Unrealized holding gains and losses on securities classified as available-for-sale are reported net of related deferred income taxes as a separate component of stockholders' equity. Securities that the Association has the ability and positive intent to hold to maturity are classified as held-to-maturity and carried at amortized cost. Trading securities are carried at fair market value with unrealized holding gains and losses included in earnings. Gains and losses on all securities transactions are recognized when sold as determined by the identified certificate method. The Association had no trading securities at March 31,1998.

For the three and nine-month periods ended March 31, 1998, the Association had realized gains of $6,563 from the sale of a held-to maturity security. The security sale was made pending a call notification at par. For the nine-month period ended March 31, 1997, the Association had net realized gains of $63,535 from the sales of investment and mortgage-backed securities available-for-sale.

Allowance For Loan Losses
The allowance for loan losses is established through a provision for loan losses based on management's evaluation of the risks inherent in its loan portfolio and changes in the nature and volume of its loan activity, including those loans which are being specifically monitored by management. Such evaluation, which includes a review of loans for which full collectibility may not be reasonably assured, considers among other matters, loan classification, the estimated fair value of the underlying collateral, economic conditions, historical loan loss experience, the amount of loans outstanding and other factors that warrant recognition in providing for an adequate allowance for loan losses. A significant factor considered in the Company's allowance is its historically low level of loans other than one-to-four family real estate loans. The Company's allowance for loan losses at March 31, 1998 and 1997 was $200,000. For the three and nine-minth periods ended March 31, 1998 and 1997, there were no charge-offs. Nonaccrual loans at March 31, 1998 and 1997 aggregated $103,911 and $196,468, respectively.

Sobieski Bancorp, Inc. And Subsidiary
Notes To Condensed Consolidated Financial Statements, Concluded

Earnings Per Common Share
In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share." This Statement established standards for computing and presenting earnings per share, simplified the standards for computation and made the calculation comparable to international accounting standards. "Primary" earnings per share was replaced by "basic" earnings per share and the Statement requires that both "basic" and "diluted" earnings per share be presented on the face of the income statement. SFAS No. 128 is effective for periods ending after December 15, 1997 and requires restatement of prior period earnings per share upon adoption.

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

Basic earnings per share are computed by dividing net income by the weighted average number of shares of common stock outstanding. Accordingly, for the three and nine-month periods ended March 31, 1998, the weighted average number of common shares used in the computation of basic earnings per share were 710,911 and 707,457, respectively. The weighted average number of common shares for the same periods in 1997 were 748,791 and 773,898, respectively.

Diluted earnings per share are computed by dividing net income by the weighted average number of shares of common stock outstanding plus the dilutive effect of outstanding stock options and nonvested shares awarded under the RRP. For the three and nine month periods ended March 31, 1998, the weighted average number of common shares used in the computation of diluted earnings per share were 728,306 and 728,130 respectively. The weighted average number of common shares for the same periods in 1997 were 757,679 and 781,318, respectively.

Item 2.  Management's Discussion And Analysis of Financial
         Condition And Results of Operations

Financial Condition
The Company's total assets increased $8.1 million during the nine months ended March 31, 1998 to $89.8 million from $81.7 million at June 30, 1997. This increase was mainly due to increases in interest bearing deposits in other banks and an increase in net loans of $10.3 million offset by a decrease of $3.5 million in the security portfolio used to fund loan growth.
The increase in loans receivable was a result of purchasing participation interests in commercial loans, and increased originations for commercial, home equity and mortgage loans.

The Company's total liabilities increased $7.8 million from $69.4 million at June 30, 1997 to $77.2 million at March 31, 1998. The increase was primarily attributable to an increase in Federal Home Loan Bank ("FHLB") advances of $6.5 million. These advances were primarily used to fund the increase in net originated loans and purchases of participation interests in commercial loans. Deposits increased $840,000 from $59.4 million at June 30, 1997 to $60.2 million at March 31, 1998.

Stockholders' equity increased by $308,000 from $12.36 million at June 30, 1997 to $12.67 million at March 31, 1998, principally the result of net income and increases in paid-in capital, offset by cash dividends.

Results of Operations
General. The Company recorded net income for the three months ended March 31, 1998 of $125,000 which is a decrease of $7,000 from net income of $132,000 for the same period in 1997. For the nine months ended March 31, 1998, net income was $375,000 which is an increase of $245,000 over the reported net income of $130,000 for the comparable period in the prior year. The prior year nine-month income of $130,000 was negatively impacted by the one-time assessment to recapitalize SAIF in the amount of $250,100, net of tax.

Net Interest Income. The Company's net income is primarily dependent upon net interest income. Net interest income was $700,200 and $2.05 million for the three and nine-month periods ended March 31, 1998, respectively, as compared to $651,000 and $1.90 million for the same periods in the prior year. The increases of $49,200 and $149,100 for the three and nine-month periods, respectively, was primarily a result of increased income earned on loans and a decrease in interest paid on deposits, offset in part by interest paid on increased FHLB advances. The increase in interest income earned on loans was generated by net increased loan volume offset by lower loan rates and the reduced investment portfolio.

Interest expense for the three and nine-month periods ended
March 31, 1998 was $926,400 and $2.66 million, respectively, as compared to $772,500 and $2.34 million for the comparable periods in the prior year. The increases in interest expense for the three and nine-month periods ended March 31, 1998 was attributable to interest paid on FHLB advances, offset by a decrease in interest paid on deposits.

Provisions for Loan Losses. During the three and nine-month periods ended March 31, 1998 and 1997, respectively, the Company had no provision for loan losses.

At March 31, 1998, the Company's allowance for loan losses totaled $200,000 or .28% of net loans receivable and 192% of total non-performing loans.

7
Item 2.  Management's Discussion And Analysis of Financial
             Condition And Results of Operations, Continued

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

Non-Interest Income.
Non-interest income consists primarily of fees and service charges on deposit accounts and securities gains. Non-interest income decreased $10,800 to $38,000 for the three months ended March 31, 1998 as compared to $48,800 for the same period last year and decreased $94,300 to $116,300 for the nine months ended March 31, 1998 from $210,600 for the same period in 1997. These decreases were due primarily to lower 1998 net security gains of $57,000 and a decrease in quarterly service charges on savings accounts and NSF fees.

Non-Interest Expenses.
Non-interest expenses were $496,800 and $1.52 million for the three and nine-month periods ended March 31, 1998, respectively, compared to $485,500 and $1.90 million for the same periods last year. The decrease of $386,000 for the nine-month period ended March 31, 1998 was primarily attributable to the one-time special assessment of $414,000 to recapitalize the SAIF fund.

Income Taxes.
Income taxes for the nine months ended March 31,1998 were $275,600 on pre-tax income of $650,800, an effective tax rate of 42.3%. For the nine months ended March 31, 1997, income taxes were $80,700 on pre-tax income of $210,200. The Company's effective tax rate for the nine-month period ended March 31, 1997 was 38.4%. The primary reason for the increase in the effective 1998 tax rate is the limited expense deductibility of the Company's ESOP contributions for tax purposes.

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

Federal regulations require the Company to maintain minimum levels of liquid assets. The required percentage has varied from time to time based upon the economic conditions and savings flows and is currently 5% of net withdrawable savings deposits and borrowings payable on demand or in one year or less during the preceding calendar month. Liquid assets for purposes of this ratio include cash, certain time deposits, U.S. Government obligations, government agency and other securities and obligations generally having remaining maturities of less than five years. The Company has maintained its liquidity ratio at levels in excess of those required. At March 31, 1998, the Company's quarterly average liquidity ratio was 5.34%.

Item 2.  Management's Discussion And Analysis of Financial
           Condition And Results of Operations, Continued.

At March 31, 1998, the Company had $15,950,000 in outstanding advances from the FHLB used primarily to fund purchases of participation interests in commercial loans, internally originated loans, and other investments.

The Company uses its liquidity resources principally to meet ongoing commitments to fund maturing certificates of deposit and deposit withdrawals and to meet operating expenses. At March 31, 1998, the Company had outstanding commitments to extend credit which amounted to $5,960,000 (including $2,369,000 in available home equity lines of credit). Management believes that loan repayments and other sources of funds will be adequate to meet the Company's foreseeable liquidity needs.

At March 31, 1998, the Association had tangible capital of $9.1 million or 10.4% of adjusted total assets which was $7.8 million above the minimum capital requirement of $1.3 million or 1.5% of adjusted total assets.

At March 31, 1998, the Association had core capital of $9.1 million or 10.4% of adjusted total assets which was $6.5 million above the minimum capital requirement of $2.6 million or 3.0% of adjusted total assets.

At March 31, 1998, the Association had total risk-based capital of $9.3 million and risk-weighted assets of $41.2 million or total risk-based capital of 22.5% of risk-weighted assets. This amount was $6.0 million above the minimum regulatory riskbased capital requirement of $3.3 million, or 8.0% of risk-weighted assets.

Financial Accounting Developments
In June 1997, SFAS No. 130, "Reporting Comprehensive Income", was issued. The objective of SFAS No. 130 is to report comprehensive income which is defined as all changes in equity of an enterprise that result from transactions and other economic events of the period other than transactions with owners. SFAS No. 130 establishes standards for the reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. This Statement is effective for fiscal years beginning after December 15, 1997. Reclassification of financial statements for earlier periods, provided for comparative purposes, is required.

In June 1997, SFAS No. 131, "Disclosures about Segments of an
Enterprise and Related Information", was also issued.
SFAS No. 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. This Statement is effective for financial statements for periods beginning after December 15,1997. In the year of adoption, companies will not be required to disclose this information for interim periods.


Item 2.  Management's Discussion And Analysis of Financial
         Condition And Results of Operations, Concluded

Regulatory Developments
On September 30, 1996, federal legislation was enacted that required the Savings Association Insurance Fund ("SAIF") be recapitalized with a one-time assessment on virtually all SAIF insured institutions, such as the Association, equal to 65.7 basis points on each $100 of SAIF-insured deposits maintained by those institutions as of March 31, 1995. The amount of the Company's special assessment was $414,000, which was paid to the FDIC in November 1996.

As a result of the SAIF recapitalization, the FDIC amended its regulation concerning the insurance premiums payable by SAIF insured institutions. Effective January 1, 1997, the SAIF insurance premium is 6.5 basis points per $100 of domestic deposits, as a result of an assessment to fund repayment of the financing corporation (FICO) bond obligation. BIF insured institutions will pay 1.3 cents per $100 of deposits until the year 2000 when the assessment will be imposed at the same rate on all FDIC insured institutions.

Year 2000 Computer Issues
Many computer programs use only two digits to identify a year in the date field and were apparently designed and developed without considering the impact of the upcoming change in the century. Such programs could erroneously read entries for the year 2000 as the year 1900. This could result in major systems failures and miscalculations. Rapid and accurate data processing is essential to the operations of financial institutions, such as the Association. The Company is currently assessing the extent to which it and its outside vendors may be adversely affected by Year 2000 computer problems. While the Company does not anticipate that any Year 2000 computer problems or expenditures required to correct such problems will materially affect its financial condition and results of operations, no assurance can be given in this regard.

PART II.  OTHER INFORMATION

Item 1.         Legal Proceedings
                        None
Item 2.         Changes in Securities
                        None
Item 3.         Defaults Upon Senior Securities
                        None
Item 4.         Submission of Matters to a Vote of Security Holders
                        None
Item 5.         Other Information
                        None
Item 6.         Exhibits and Reports on Form 8-K
                (a)     Exhibits
                        Exhibit 27 Financial Data Schedule
                (b)     Reports on Form 8-K
                        None
11

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Sobieski Bancorp, Inc.
(Registrant)
Date: May 13, 1998

By: /s/s Thomas F. Gruber
Thomas F. Gruber
President and Chief Executive Officer

Date: May 13, 1998
By:     /s/s Arthur Skale
Arthur Skale
Chief Financial Officer