Form 10-K
period 1998-06-30
SOBIESKI BANCORP INC
filed 1998-09-29
CIK 934860

THIS DOCUMENT IS A COPY OF THE ANNUAL REPORT OF FORM 10KSB FILED ON 9/29/1998 PURSUANT TO A RULE 201 TEMPORARY HARDSHIP EXEMPTION


U. S. SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

FORM 10-KSB

[X]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934
         For the Fiscal Year Ended June 30, 1998

OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
          For the transition period from __________ to __________

Commission File Number 0-25518

SOBIESKI BANCORP, INC.
(Name of Small Business Issuer in its Charter)

Delaware
(State or Other Jurisdiction of Incorporation or Organization)
35-1942803
(IRS Employer Identification Number)

2930 West Cleveland Road, South Bend, Indiana	46628
(Address of Principal Executive Offices)	Zip Code

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

	Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

	State Issuer's revenues for its most recent fiscal year. $6,725,000.

	As of September 17, 1998, there were issued and outstanding 782,100 shares of the Issuer's Common Stock. The aggregate market value of the voting stock held by non-affiliates of the Issuer, computed by reference to the average of the bid and asked price of such stock as of September 17, 1998, was $10,869,282. (The exclusion from such amount of the market value of the shares owned by any person shall not be deemed an admission by the Issuer that such person is an affiliate of the Issuer.

DOCUMENTS INCORPORATED BY REFERENCE

	Part II of Form 10-KSB - Portions of Annual Report to Stockholders for the Fiscal Year ended June 30, 1998.
	Part III of Form 10-KSB - Portions of the Proxy Statement for the 1998 Annual Meeting of Shareholders.

PART I

Item 1. 	Description of Business

General

Sobieski Bancorp, Inc.

	Sobieski Bancorp, Inc. (the "Company") was incorporated under the laws of the State of Delaware in December 1994 by authorization of the Board of Directors of Sobieski Federal Savings and Loan Association of South Bend ("Sobieski Federal" or the "Association") for the purpose of becoming a unitary savings and loan holding company that acquired all of the outstanding stock of Sobieski Federal issued upon the conversion of Sobieski Federal from the mutual to the stock form of ownership
(the "Conversion")

	As a Delaware corporation, the Company is authorized to engage in any activity permitted by Delaware General Corporation Law. The Company is a unitary savings and loan holding company. Through the unitary holding company structure, it is possible to expand the size and scope of the financial services offered beyond those currently offered by the Association. The holding company structure also provides the Company with greater flexibility than the Association would have to diversify its business activities, through existing or newly formed subsidiaries, or through acquisitions or mergers of both mutual and stock thrift institutions as well as other companies. Although there are no current arrangements, understandings or agreements regarding any such acquisition, the Company is in a position to take advantage of any favorable acquisition opportunities that may arise. Future activities of the Company, other than the continuing operations of Sobieski Federal, will be funded through the portion of the net proceeds of the stock conversion retained by the Company, dividends from Sobieski Federal, principal and interest collections on loans purchased from Sobieski Federal and through borrowings from third parties. See "Regulation - Holding
Company Regulation" and "Regulation - Federal and State Taxation."
Activities of the Company may also be funded through sales of additional securities or income generated by other activities of the Company. At this time, there are no plans regarding such activities.

	At June 30, 1998, the Company had assets of approximately $92.5 million, deposits of approximately $60.5 million and stockholders' equity of approximately $12.9 million.

	The executive office of the Company is located at 2930 West Cleveland Road,
 South Bend, Indiana  46628, telephone (219) 271-8300.

Sobieski Federal Savings and Loan Association of South Bend

	Sobieski Federal is a federally chartered mutual savings and loan association head quartered in South Bend, Indiana. Sobieski Federal was originally chartered under the laws of the State of Indiana in 1893 and converted to a federally chartered mutual savings and loan association in 1936. Its deposits are insured up to the maximum allowable amount by the Federal Deposit Insurance Corporation (the "FDIC") under the Savings Association Insurance Fund (the "SAIF"). Through its main office and two branch offices, Sobieski primarily serves communities located in St. Joseph County, Indiana.

	Sobieski Federal has been, and intends to continue to be, a community-oriented financial institution offering financial products and services to meet the needs of the communities it serves. The Association attracts deposits from the general public and uses such deposits, together with other funds, to originate primarily one-to-four family, fixed-rate and variable-rate residential mort-gage loans for retention in its portfolio. In addition, the Association originates a limited number of construction loans, consumer loans and real estate-backed small business commercial loans. During both fiscal 1998 and 1997, the Association purchased participation interests in commercial loans funded primarily by advances from the Federal Home Loan Bank ("FHLB") of Indianapolis.

Forward-Looking Statements

	When used in this Form 10-KSB and in future filings by the Company with the Securities and Exchange Commission (the "SEC"), in the Company's press releases or other public or share- holder communications, and in oral statements made with the approval of an authorized executive officer, the words or phrases "will likely result," "are expected to," "will continue," "is antici- pated," "estimate," "project", "believe" or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties, including, among other things, changes in economic conditions in the Company's market area, changes in policies by regulatory agencies, fluctuations in interest rates, demand for loans in the Company's market area and competition, that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. The Company wishes to advise readers that the factors noted above could affect the Company's financial performance and could cause the Company's actual results for future periods to differ materially from those anticipated or projected.

The Company does not undertake and specifically disclaims any obligation to publicly release the result of any revisions which may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of antici- pated or unanticipated events.

Lending Activities

General. The Association has historically originated primarily fixed-rate one-to-four fami- ly mortgage loans for retention in its portfolio. Since September 1994, the Association has begun to originate adjustable-rate mortgage loans for retention in its portfolio. However, in response to customer demand, the Association continues to originate fixed-rate mortgage loans. Such loans are primarily for terms of up to 30 years.

	While the Association primarily focuses its lending activities on the origination of loans se cured by first mortgages on owner-occupied one-to-four family residences, to a much lesser ex- tent, it also originates construction and consumer loans. During fiscal 1998 and 1997 the Association purchased participation interests in commercial loans funded during fiscal 1998 with one to five-year FHLB advances and during fiscal 1997 with short-term advances from the FHLB. The Association has in the past purchased participations of the Small Business Administration ("SBA")and originated a limited number of commercial real estate loans. Substantially all fo the Association's loans are orginated in its market area. At June 30, 1998, the Association's net loan portfolio totaled
$76.6 million.

	The loan committee, comprised of three members of the Board on a three-month rotating basis, has authority to approve loans up to $250,000; any loans over $250,000 must be approved by the entire Board of Directors.

	Under regulations of the Office of Thrift Supervision (the "OTS"), the Association's loans-to-one-borrower limit is generally limited to the greater of 15% of unimpaired capital and surplus or $500,000. See "Regulation - Federal Regulation of Savings Associations." At
June 30, 1998, the maximum amount which the Association could loan to any one borrower and the bor-rower's related entities was $1,620,000.
At June 30, 1998, the Association had no loans with aggregate outstanding balances in excess of this amount. At that date, the Association's largest lending relationship to a single borrower or group of related borrowers totaled $1,406,000. As of June 30, 1998, this loan was preforming in accordance with its terms.

	All of the Association's lending is subject to its written underwriting standards and loan origination procedures. Decisions on loan applications are made on the basis of detailed applica- tions and property valuations. Properties securing real estate loans made by Sobieski Federal are generally appraised by Board-approved independent appraisers. In the loan approval process, Sobieski Federal assesses the borrower's ability to repay the loan, the adequacy of the proposed collateral, the employment stabilitity of the borrower and the credit worthiness of the borrower.

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

Loan Portfolio Composition. The following information presents the composition of the Company's loan portfolio in dollar amounts and in percentages (before deductions for loans in process, deferred loan fees and allowances for loan losses) as of the dates indicated.

							                                      	At June 30
                            1998              1997            1996
                    Amount  Percent   Amount Percent   Amount Percent
                                    	 (Dollars in Thousands
Real Estate Loans:
One-to-four family.$ 68,616  88.0%  $ 55,714  89.5%  $ 48,748  89.8%
Commercial ........ 	 2,405   3.1      2,455	  4.0      2,783	  5.1
Construction .        1,032   1.3	       869	  1.4        797	  1.5
Total real estate
loans                72,053  92.4     59,038	 94.9     52,328 	96.4

Other Loans:
Deposit loans .......	  147	   .2 	      147	   .2        176	   .3
Commercial business
loans ....	           5,753   7.4      3,059   4.9      1,783   3.3
Total other loans ..  5,900   7.6      3,206   5.1      1,959	  3.6

Total loans ......   77,953	100.0%    62,244 100.0%    54,287 100.0%

Less:
Loans in process ...  1,016   -          882    -         802   -
Deferred loan fees
(costs) ............   (16)   -           27    -         171   -
Allowance for loan
losses ..............  240    -          200    -         200   -
Total loans, net .  $76,713		 -       $61,135   -    $ 53,114   -

The following table shows the composition of the Company's loan portfolio by fixed and adjustable-rate loans at the dates indicated.

                                        At June 30,
                           1998           1997               1996
             			  Amount  Percent   Amount Percent    Amount  Percent
                            					(Dollars in Thousands)
Fixed-Rate Loans:
Real estate:
One-to four-family $ 56,198	72.1%	 $ 51,031  82.0%   $ 46,952  86.5%
Construction ....     1,032	 1.3	      869   1.4         636   1.2
Total real estate
loans .              57,230	73.4	   51,900  83.4      47,588  87.7
Consumer ..........     147	  .2	      147    .2         176	 .3
Commercial business   2,649	 3.4      1,899   3.1         ---   ---
Total fixed-rate
loans ............. 60,026 	77.0	   53,946  86.7      47,764  88.0

Adjustable-Rate Loans:
Real estate:
One-to-four family  12,418    15.9	    4,683   7.5       1,796   3.3
Commercial ....  	   2,405     3.1     2,455   3.9       2,783   5.1
Construction ....      ---     ---	      ---   ---         161    .3
Total real estate
loans.............  14,823   	19.0	    7,138   11.4 	    4,740	  8.7
Commercial business  3,104	    4.0	    1,160    1.9  	   1,783   3.3
Total adjustable-
rate loans .......  17,927	   23.0      8,298  13.3       6,523  12.0
Total loans ......  77,953   100.0%    62,244 100.0%     54,287 100.0%
Less:
Loans in process ..  1,016	   --         882   --           802 --
Deferred loan fees
(costs)... .........   (16)	 --	         27 	 --            171 --
Allowance for loan
losses ............    240	 --           200 --	            200  --
Total loans, net .  $76,713	-	      $ 61,135  -	       $ 53,114  -

	The following schedule illustrates the amortization schedule by contractual maturity of the Company's loan portfolio at June 30, 1998. Loans which have adjustable or renegotiable interest rates are shown as maturing in the period during which the contract is due. The schedule does reflect scheduled principal amortization but does not reflect the effects of possible prepayments or enforcement of due-on-sale clauses.

				                           Real Estate
	       One-to-Four  SBA 			                           Commercial
         Family  Commercial  Construction(2)  Consumer  Business  Total
                           				(Dollars in Thousands)
Due during
the twelve
months
ending
June 30,
1999 (1) $ 5,369	 $  45    $ 1,032	        $ 60     $1,824	 $ 8,330
2000       6,209	    49	       ---		         65	     1,558	   7,881
2001       3,127	    53	       ---		         22	       829	   4,031
2002 and
2003.      7,428	   120	       ---		         ---	      236	   7,784
2004 to
2008 ...  21,391	   399	       ---		         ---     1,047   22,837
2009 to
2023 ...  25,092	 1,739	       ---	          ---	      259	  27,090
Total .  $68,616	$2,405   $ 1,032        	 $ 147    $5,753 $ 77,953

Weighted
average
interest
rate ....  7.71%   8.33%      7.49%         8.35%      8.71%   7.80%

(1) Includes demand loans, loans having no stated maturity and overdraft loans.
(2)  Represents construction/permanent loans.




The total amount of loans due after June 30, 1998 that have predetermined interest rates is $60.0 million.

One-to-Four Family Residential Mortgage Lending. Residential loan originations are generated by the Association's marketing efforts, its present customers, walk-in customers and referrals from real estate brokers. Historically, the Association has focused its lending efforts pri-marily on the origination of fixed-rate loans secured by first mortgages on owner-occupied, single-family residences in its market area. In September 1994, the Association began to originate adjustable rate mortgage ("ARM") loans. At June 30, 1998, the Company's one-to-four family residential mortgage loan portfolio totaled
$68.6 million, or 88.0%, of the Company's gross loan portfolio.

	The Association currently offers fixed-rate and ARM loans. For the year ended June 30, 1998, the Association originated $23.3 million of one-to-four family real estate loans. At June 30, 1998, the Association had $12.4 million of one-to-four family adjustable-rate mortgage loans, and $56.2 million of one-to-four family fixed-rate mortgage loans.

	The Association currently originates fixed-rate loans with terms of maturity up to 30 years. Interest rates charged on these fixed-rate loans are priced on a regular basis according to market conditions.
The Association has recently begun to offer adjustable-rate mortgage loans at rates and on terms determined in accordance with market and competitive factors. The Associa- tion currently originates one-to-five year ARM loans, with up to a 30-year amortization schedule, with a stated interest rate margin over the one-year Contant Maturity
Treasury Index. These loans provide for a 1.5% maximum annual cap and a cap over the life of the loan of 5.25%. As a consequence of using caps, the interest rates on these loans may not be as rate sensitive as is the Association's cost of funds. Currently, all ARM loans originated provide for an interest rate floor below which the interest rate charged may not fall.

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

	Currently, Sobieski Federal will loan up to 85% of the appraised value of the security property without private mortgage insurance ("PMI") on owner occupied, one-to-four family loans and up to 97% with PMI on the sale price of such security properties. Residential loans do not include prepayment penalties, are not assumable and do not produce negative amortization. Real estate loans originated by the Association contain a "due on sale" clause allowing the Association to declare the unpaid principal balance due and payable upon the sale of the security property.

	The loans currently originated by the Association are typically underwritten and docu- mented pursuant to the guidelines of the Federal Home Loan Mortgage Corporation ("FHLMC"). The Association currently retains all loans originated in its portfolio.

	The Association also originates a limited amount of second mortgage and home equity lines of credit. At June 30, 1998, the Association's second mortgage loans and home equity loans totaled $658,000 and $2.7 million, respectively. Second mortgage loans have fixed or variable rates of interest and have terms up to 15 years. Home equity loans have adjustable interest rates and terms of up to 12 years. These loans are underwritten using similar guidelines as for single family mortgage lending.

	Residential Construction Lending. To a limited extent, the Association also originates loans for the construction of one-to-four family residences.
 At June 30, 1998, the Association's construction loan portfolio totaled $1,032,000, or 1.3% of its gross loan portfolio. As of that date, all of these loans were secured by property located within the Association's market area.

	All of the construction loans to individuals for their residences are structured to be converted to permanent loans at the end of the construction phase, which typically runs from four to six months.
These construction loans have rates and terms comparable to one-to-four family loans offered by the Association, except that during the construction phase, the borrower pays interest only. The maximum loan-to-value ratio of owner occupied single-family construction loans is 85% without PMI and 97% with PMI. Residential construction loans are generally underwritten pursuant to the same guidelines for originating permanent residential loans.

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

	The Association's construction loan agreements generally provide that loan proceeds are disbursed in increments as construction progresses.
The Association periodically reviews the pro- gress of the underlying dwelling before disbursements are made. Nevertheless, construction lending is generally considered to involve a higher level of credit risk than one-to-four family residential lending since the risk of loss on construction loans is dependent largely upon the accuracy of the initial estimate of the individual property's value upon completion of the project and the estimated cost (including interest) of the project.

	Commercial Real Estate Lending. Commercial real estate loans at June 30, 1998 totaled $2.4 million. These loans consist of participation certificates guaranteed by the SBA. As of June 30, 1998, all of these participation certificates were performing in accordance with their terms and Sobieski Federal has not experienced any losses on these loans.

	Consumer and Commercial Business Lending. To a much lesser extent, Sobieski Federal has engaged in both consumer and commercial business lending.

	Consumer loans at June 30, 1998 totaled $147,000 or approximately .2% of its gross loan portfolio. These loans consisted of share loans secured by deposit accounts. Even though some of these loans are currently delinquent ($34,000 or 23.1% of total consumer loans at June 30, 1998), they do not entail great risk because they are fully secured by savings deposit accounts with bal- ances exceeding the amount of the loan. Management believes the delinquencies primarily result from timing factors wherein borrowers are waiting for certificates to mature to repay the loans. Historically, losses from consumer loans have been non-existent.

	Commercial business loans at June 30, 1998 totaled $5.8 million or 7.4% of the Company's gross loan portfolio. These loans are originated internally or purchased participations originated by other financial institutions. The loans are secured by collateral consisting of autos, trucks, an airplane and other assets. All of these loans were performing in accordance with their terms at June 30, 1998. See "Business-Asset
Quality".

Originations and Purchases of Loan and Mortgage-Backed Securities

	Loan originations are developed from continuing business with depositors and borrowers, soliciting realtors, builders, walk-in customers and small business entities.

	While the Association originates both adjustable-rate and fixed-rate loans, its ability to originate loans to a certain extent is dependent upon the relative customer demand for loans in its market, which is affected by the interest rate environment, among other factors. For the year ended June 30, 1998, the Association originated $30.7 million in loans. Originations consisted of
$23.3 million in one-to-four family real estate loans, $32,000 of consumer loans and $7.3 million in nonresidential real estate loans.

	Loan originations during the year ended June 30, 1998 were significantly higher than the prior year. The Association believes the increase is attributable to the higher level of refinancing as customers sought to take advantage of historically low interest rates on fixed-rate loans.
The Association currently retains its loan originations in its portfolio and currently follows a policy of not selling loan originations in the secondary market.

	During fiscal 1998, the Association purchased $3.9 million of participation interests in commercial loans funded by advances from the FHLB. These purchases were made to increase income, increase liquidity spread, and assist in short-term interest rate risk management.

	In order to supplement its lending activities, the Association invests funds in mortgage-backed securities. See Notes C and D of the Notes to Consolidated Financial Statements. Virtual- ly all of the mortgage-backed securities purchased by the Association have adjustable interest rate features. See "Business - Investment Activities."

	The following table shows the loan origination and purchase activities of the Association for the periods indicated.

                          		           			Year Ended June 30,
                         			      	1998       1997       1996
                                     					        (In Thousands)
Originations:
One-to-four family real
estate ..................        $ 23,300    $ 15,081	     $11,376
Consumer loans .............           32	         22           56
Non-residential real estate
and commercial......                7,348	      1,114          ---
Total originations ........        30,680      16,217       11,432

Purchases:
Purchases of mortgage-
backed securities .........           ---        ---         3,018
Purchases of commercial
business loans.........	            3,944	      3,030          ---
Total purchases ...........         3,944	      3,030        3,018

Repayments:
Loans .....................       (18,748)    (11,226)      (8,427)
Mortgage-backed securities .       (2,295)     (2,126)      (2,136)
Other, net ................          (167)	      (134)         (95)
Total repayments...........       (21,210)    (13,486)     (10,658)

Net increase ............        $ 13,414    $  5,761	     $ 3,792

Asset Quality

	General. When a borrower fails to make a required payment on a loan, the Association attempts to cause the delinquency to be cured by contacting the borrower. In the case of loans secured by real estate, a reminder notice is sent to the borrower on all loans over 15 days delinquent. When a loan becomes 15 days delinquent, late charges are assessed and a notice of late charges is sent to the borrower. An additional late notice is sent to the borrower if the delinquen- cy is not cured within 30 days of the required payment date. If the loan becomes 60 days delinquent and the borrower has not attempted to contact the Association to arrange an acceptable plan to bring the loan current, the borrower is contacted by telephone. If the borrower contacts the Association with a reasonable explanation for the delinquency, the Association generally will attempt to reach workable accommodations with the borrower to bring the loan current. All pro- posed workout arrangements are evaluated on a case by case basis, based on the best judgment of the Association's management, considering among other things, the borrower's past credit history, current financial status, cooperativeness, future prospects and the reason for the delinquency. If the loan is in excess of 90 days delinquent, the loan will be referred to the Association's legal counsel for collection. In all cases, if the Association believes that its collateral is at risk and added delay would place the collectibility of the balance of the loan in further question, manage- ment may refer loans for collection even sooner than the 90 days described below.

When a loan becomes delinquent 90 days or more, the Association will place the loan on non-accrual status. The loan will remain on a non-accrual status as long as the loan is 90 days delinquent.
The following table sets forth the Association's loan delinquencies by type, by amount and by percentage of type as of June 30, 1998.

                             			 Loans Delinquent For:
                    60-89 Days     90 Days and Over  Total Delinquent Loans
                         Percent              Percent		             Percent
      	                  of Loan		            of Loan	              of Loan
            NumberAmountCategory  NumberAmountCategory  NumberAmountCategory
					                            (Dollars in Thousands)
Real Estate:
One-to-four
family        8 $ 349    0.5%       7   $188   0.3%   15  $537   0.8%
Consumer (1)  -    -      - %       -     -    -  %    -    -    -  %
Total ...     8 $ 349    0.5%       7   $188   0.3%   15  $537   0.8%


(1) All delinquent consumer loans are secured by savings deposits in the Association.


	Non-Performing Assets. The table below sets forth the amounts and categories of non-performing assets in the Association's loan portfolio. Loans are placed on non-accrual status when the collection of principal and/or interest becomes doubtful. Foreclosed assets include assets acquired in settlement of loans. The Association had $112,000 of accruing loans more than 90 days delinquent at June 30, 1998.

					                                          At June 30,
    			                      	     1998    1997    1996    1995     1994
                                    						(Dollars in Thousands)
Non-accruing loans:
One-to-four family ........  $76   $  118   $ 90    $  35   $  220
Consumer ..................  ---        8    ---        6       98
Total .....................   76	     126     90       41      318

Foreclosed assets:
One-to-four family ........  ---       11    ---       19      104
Total .....................  ---	      11    ---       19      104

Total non-performing assets   76   $  137   $ 90    $  60    $ 422

Total as a percentage of
total assets ............... .08%     .17%   .12%     .08%     .57%

	For the year ended June 30, 1998, gross interest income which would have been recorded had the non-accruing loans been current in accordance with their original terms amounted to $8,000.

	At June 30, 1998, the Association had $76,000 of non-accruing loans consisting of four one-to-four family delinquent loans.

	Other Loans of Concern. At June 30, 1998, there were no loans not included in the table or discussed above where known information about the possible credit problems of borrowers caused management to have doubts as to the ability of the borrower to comply with present loan repayment terms and which may result in disclosure of such loans in the future.

	Classified Assets. Federal regulations provide for the classification of loans and other assets, such as debt and equity securities considered by the OTS to be of lesser quality, as "sub- standard," "doubtful" or "loss."
An asset is considered "substandard" if it is inadequately pro- tected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. "Substandard" assets include those characterized by the "distinct possibility" that the insured institution will sustain "some loss" if the deficiencies are not corrected. Assets classified as "doubtful" have all of the weaknesses inherent in those classified "substandard" with the added characteristic that the weaknesses present make "collection or liquidation in full" on the basis of currently existing facts, conditions and values, "highly questionable and improbable." Assets classified as "loss" are those considered "uncollectible" and of such little value that their continu ance as assets without the establishment of a specific loss reserve is not warranted.

When an insured institution classifies problem assets as either substandard or doubtful, it may establish general allowances for loan losses in an amount deemed prudent by management. General allowances represent loss allowances which have been established to recognize the inherent risk associated with lending activities, but which, unlike specific allowances, have not been allocated to particular problem assets. When an insured institution classifies problem assets as "loss," it's required either to establish a specific allowance for losses equal to 100% of that portion of the asset classified or to charge-off such amount. An institution's determination as to the classification of its assets and the amount of its valuation allowances is subject to review by the regulatory authorities, who may order the establishment of additional general or specific loss allowances.

In connection with the filing of its periodic reports with the OTS and in accordance with its classification of assets policy, the Association regularly reviews problem loans and real estate acquired through foreclosure to determine whether such assets require classification in accordance with applicable regulations. On the basis of management's review of its assets, at June 30, 1998, the Association had classified a total of $88,000 of its assets as substandard, $0 as doubtful, and $16,000 as loss. At June 30, 1998, total classified assets comprised $104,000 or 0.8% of the Company's capital, or 0.11% of the Company's total assets.

	Allowance for Loan Losses. The allowance for loan losses is established through a provi- sion for loan losses based on management's evaluation of the risk inherent in its loan portfolio and changes in the nature and volume of its loan activity, including those loans which are being specifically monitored by management. Such evaluation, which includes a review of loans for which full collectibility may not be reasonably assured, considers among other matters, the loan classifi- cations discussed above, the estimated fair value of the underlying collateral, economic conditions, historical loan loss experience, the amount of loans outstanding and other factors that warrant recognition in providing for an adequate loan loss allowance. A significant factor considered in the unallocated allowance was the historically low level of loans other than one-to-four family real estate loans. Management recognized that as loan growth continues additional provisions to the allowance may be required.

Real estate properties acquired through foreclosure are recorded at the lower of cost or fair value minus estimated cost to sell. If fair value at the date of foreclosure is lower than the bal- ance of the related loan, the difference will be charged-off to the allowance for loan losses at the time of transfer. Valuations are periodically updated by management and if the value declines, a specific provisions for losses on such property is established by a charge to operations.

Although management believes that it uses the best information available to determine the allowance, unforeseen market conditions could result in adjustments and net earnings could be significantly affected if circumstances differ substantially from the assumptions used in making the final determination. Future additions to the Association's allowance for loan losses will be the result of periodic loan, property and collateral reviews and thus cannot be predicted in advance. In addition, federal regulatory agencies, as an intergral part of the examination process, periodically review the Association's allowance for loan losses. Such agencies may require the Association to recognize additions to the allowance level based upon their judgment of the information available to them at the time of their examination.
At June 30, 1998, the Association had a total allowance for losses on loans of $240,000 representing 317% of total non-performing loans and
 .31% of the Association's loans, net. See Note D of the Notes to Consolidated Financial Statements.

	The following table sets forth an analysis of the Association's allowance for loan losses.

						                                        Year Ended June 30,
                               					       1998      1997        1996
  			                                      (Dollars in Thousands)
Balance at beginning of period .....    $200       $200        $200

Charge-offs: (1)
One-to-four family ................      ---        ---         ---

Recoveries:(1)
One-to-four family ................      ---        ---         ---

Provision charged to operations ...       40        ---         ---

Balance at end of period .........      $240       $200        $200

Ratio of net charge-offs to
Average loans outstanding during
the period ...........	                 ---%       ---%        ---%

Ratio of net charge-offs to
Average non-performing assets
during the period .............        ---%       ---%        ---%


(1) Excludes net gain on sale of real estate owned in the amount of $2,521 for the year ended June 30, 1998. These gains were included in other noninterest income.



The distribution of the Company's allowance for losses on loans at the dates indicated is summarized as follows:


                                     	          At June 30,
                     1998          		   		1997	 	             		1996
		                         Percent			           Percent 		           Percent
	            LoanLossTotalofTotal  LoanLossTotalofTotal  LoanLossTotalofTotal
	           AllowanceLoans Loans  AllowanceLoans Loans  AllowanceLoans Loans
                              				(Dollars in thousands)
One-to-
Four
family      $ 25	 $68,616  89.2%  $ 12 $55,693 90.80%   $ 8  $48,575  91.11%
Unallocated
             215	   8,337  10.8    188   5,642  9.20     192   4,739   8.89

Total
(1)...     $ 240	 $76,953 100.0% $ 200 $61,335 100.0%   $200 $53,314  100.0%

(1) Total loans represent the amount before deducting the loan loss allowance.




Investment Activities

General. Sobieski Federal must maintain minimum levels of investments that qualify as liquid assets under OTS regulations. Liquidity may increase or decrease depending upon the avail- ability of funds and comparative yields on investments in relation to the return on loans. Historic- ally, the Association has generally maintained liquid assets at levels above the minimum require- ments imposed by the OTS regulations and at levels believed adequate to meet the requirements of normal operations, including repayments of maturing debt and potential deposit outflows. Cash flow projections are regularly reviewed and updated to assure that adequate liquidity is main- tained. At June 30, 1998, the Association's liquidity ratio (liquid assets as a percentage of net withdrawable savings deposits and current borrowings) was 5.39%.

Federally chartered savings institutions have the authority to invest in various types of liquid assets, including United States Treasury obligations, securities of various federal agencies, certain certificates of deposit of insured banks and savings institutions, certain bankers' accept- ances, repurchase agreements and federal funds. Subject to various restrictions, federally char- tered savings institutions may also invest their assets in commercial paper, investment grade cor-porate debt securities and mutual funds whose assets conform to the investments that a federally chartered savings institution is otherwise authorized to make directly.

Generally, the investment policy of the Association, as established by the Board of Direc-tors, is to invest funds among various categories of investments and maturities based upon the Association's liquidity needs, asset/liability management policies, investment quality, marketability and performance objectives. The Investment Committee consist of two outside directors, Robert J. Urbanski and Joseph F. Nagy, plus President and
Chief Executive Officer Thomas F. Gruber and Vice President of Finance
Arthur Skale. Subject to the policies established by the Board of Directors, President Gruber and Vice President Skale are authorized to purchase and sell securi-ties. All securities transactions are disclosed to the Board of Directors at their next regular meet-ing.

Mortgage-Backed Securities. The Association purchases mortgage-backed securities to supplement residential loan production and as part of its asset/liability strategy. The type of secu-rities purchased is based upon the Association's asset/liability management strategy and balance sheet objectives. For instance, substantially all of the mortgage-backed investments purchased by the Association over the last several years have had adjustable rates of interest. At June 30, 1998, the amortized cost of the Association's mortgage-backed securities was $10.55 million and the market value of these mortgage-backed securities was $10.48 million at that date.

At June 30, 1998, $9.9 million or 94% of the Association's mortgage-backed securities have been classified as held-to-maturity and, accordingly, are included in its financial statements at amortized cost. Mortgage-backed securities with an amortized cost of $.6 million have been classified as available-for-sale and are included in the financial statements at fair value. See Note C of the Notes to Consolidated Financial Statements for additional information regarding the amortized cost and approximate market value of the Association's mortgage-backed securities as of June 30, 1998.

As of June 30, 1998, all of the Association's mortgage-backed securities were backed by government sponsored agency programs. Accordingly, management believes that the Associa- tion's mortgage-backed securities are generally resistant to credit problems.

The Association's mortgage-backed securities portfolio consists of securities issued under government-sponsored agency programs, including those of the Federal National Mortgage Asso- ciation ("FNMA"), FHLMC and the Government National Mortgage Association ("GNMA"). The FNMA, FHLMC and GNMA certificates are modified pass-through mortgage-backed secu- rities that represent undivided interests in underlying pools of fixed-rate, or certain types of adjustable rate, predominantly single-family and, to a lesser extent, multi-family residential mort- gages issued by those government-sponsored entities. As a result, the interest rate risk charac- teristics of the underlying pool of mortgages, i.e., fixed rate or adjustable rate, as well as prepay- ment risk, are passed on to the certificate holder. FNMA and FHLMC generally provide the certi- ficate holder a guarantee of timely payments of interest and ultimate collection of principal, whether or not collected. GNMA's guarantee to the holder is timely payments of principal and interest, backed by the full faith and credit of the U.S. Government.

Mortgage-backed securities generally yield less than the loans that underlie such securities, because of the cost of payment guarantees or credit enhancments that reduce credit risk to holders. Since federal agency mortgage backed securities generally carry a yield approximately 50 to 100 basis points below that of the corresponding type of residential loan (due to the implied federal agency gurarantee fee and the retention of a servicing spread by the loan servicer), in the event that the portion of the Association's assets consisting or mortgage-backed investments increase in the future, the Association's assets yields would be adversly affected. Mortgage-backed securities are also more liquid that individual mortgage loans and may be used to collateralize obligations of the Association.
In general, mortgage-backed securities issued or guaranteed by FNMA and FHLMC are weighted at no more than 20% for risk-based capital purposes, and mortgage-backed securities issued or guaranteed by GNMA are weighted at 0% for risk-based capital purposes, compared to an assigned risk weighing of 50% to 100% for whole residential mortgage loans.

While mortgage-backed securities carry a reduced credit risk as compared to whole loans, such securities remain subject to the risk that a fluctuating interest rate environment, along with other factors such as geographic distribution of hte underlying mortgage loans, may alter the prepayment rate of such mortgage loans and so affect to the prepayment speed, and value of such securities. There is also reinvestment risk associated with the cash flows from such secutities. In addition, the market value of such securities may be adversely affected by changed in interest rates.
The adjustable rate and/or short maturity of the Association's portfolio is de- signed to minimize that risk.

	Investment Securities and Other Interest-Earning Assets. At June 30, 1998, Sobieski Federal's interest-bearing deposits with financial institutions totaled $443,000, or .5% of total assets, and its investment securities, consisting of U.S. Treasury obligations, totaled $.5 million, or .5% of total assets. In addition, as of such date, the Association had an investment of $922,500 in FHLB stock, satisfying its requirement for membership in the FHLB of Indianapolis. It is the Association's general policy to puchase securities which are U.S. Government securities or federal agency obligations or other issues that are rated investment grade.
At June 30, 1998, the average term to maturity or repricing of the securities portfolio (excluding FHLB stock) was less than one year.

The Association's investment securities portfolio at June 30, 1998 contained neither tax-exempt securities nor securities of any issuer with an aggregate book value in excess of 10% of the Association's equity capital, excluding those issued by the United States Government or its agencies.

	The following table sets forth the contractual maturities of the Association's mortgage-backed securities at June 30, 1998.

							                                                   			    June30
                                                    										    1998
             		6Months  6Months 1to3  3to5  5to10 10to20 Over20 Balance
             		or Less  to1Year Years Years Years Years  Years  Outstanding
                              			(In Thousands)
Federal Home Loan
Mortgage Corporation:
Adjustable-rate
               	      $ 6	   $ 7    $ 33  $ 43  $ 174    $ 999 	$624	$ 1,886
Federal National
Mortgage Association:
Fixed-rate              2	     2     ---   ---    ---     	 ---	 ---	      4
Adjustable-rate        27	    29     136   179	   733    4,346	  932   6,382

Government National
Mortgage Association:
Fixed-rate              2	     2      10    14	     58	    281   ---      367
Adjustable-rate         5	     5      23	   31	    129	    791   670	   1,654

Net premiums and
discounts              ---	   ---     ---   ---    ---	    ---	 ---      245
               	     $ 42	  $ 45   $ 202  $267  $1,094  $6,417 $2,226 $10,538

	The following table sets forth the composition of the Association's investment and mortgage-backed securities at the dates indi- cated.

   				                                        			At June 30,
              	                   1998             1997            1996
                   		        Book     % of     Book    % of    Book    % of
  		                         Value     Total   Value   Total   Value   Total
                                    						(Dollars in Thousands)
Investment securities:
U.S.government
securities (1) ..        $  500	      35.1%	$ 2,297    78.3  $ 3,785   71.0%
U.S.government
securities mutual
fund ............           ----	       ---	   ---      ---      909   17.1
Subtotal..                   500	      35.1	  2,297    78.3    4,694   88.1
FHLB stock                   923      64.9	    636    21.7      636   11.9
Total investment
Securities and
FHLB stock             $ 1,423	     100.0%	$ 2,933   100.0% $ 5,330  100.0%

Other interest-
earning assets:
Interest-bearing
deposits with
financial
institutions ...     $   443	    100.0%	$   292   100.0% $   533   80.8%
Federal funds
sold ......                ---	     ---	    ---     ---      127   19.2
Total.......         $   443	    100.0%	$   292   100.0% $   660  100.0%

Mortgage-backed
securities:
GNMA.....	           $ 2,021	     19.2%	$ 3,558    26.0% $ 4,064   25.2%
FNMA.....	             6,386      60.6	   7,522    54.8    8,852   54.8
FHLMC....	             1,886	     17.9	   2,294    16.7    2,846   17.6
Subtotal..            10,293      97.7	  13,374    97.5   15,762   97.6

Unamortized
premium, net            245	       2.3	     336     2.5      390    2.4
Total mortgage-
backed
securities ..        $10,538	   100.0% 	$13,710   100.0%  $16,152  100.0%


(1)The average remaining life of U.S. government securities at June 30, 1998 was less than one year with a weighted average yield of 5.9%.



Sources of Funds

General. The Association's primary sources of funds are deposits, payment of principal and interest on loans, interest earned on mortgage-backed securities, investment securities, inter-est earned on interest-bearing deposits with other financial institutions, and other funds provided from operations.

Deposits. Sobieski Federal offers a variety of deposit accounts having a wide range of interest rates and terms. The Association's deposits consist of passbook, NOW, checking, money market deposit and certificate accounts. The certificate accounts currently range in terms from 91 days to four years.

The Association relies primarily on advertising (including television, radio, and news-paper), competitive pricing policies and customer service to attract and retain these deposits. Sobieski Federal solicits deposits from its market area only, does not use brokers to obtain deposits and currently, does not engage in any type of premium, gift or promotional programs beyond the advertising vehicles mentioned above. The flow of deposits is influenced significantly by general economic conditions, changes in money market and prevailing interest rates and com-petition.

The Association has become more susceptible to short-term fluctuations in deposit flows as customers have become more interest rate conscious. The Association endeavors to manage the pricing of its deposits in keeping with its asset/liability management and profitability objec-tives. The ability of the Association to attract and maintain savings accounts and certificates of deposit, and the rates paid on these deposits, has been and will continue to be significantly af-fected by market conditions.

The following table sets forth the savings flows at the Association during the periods indicated.

                           					    1998           1997           1996
Opening balance             			$59,387	      $61,227      $63,142
Net deposits (withdrawals)         450        (2,332)   	  (2,499)
Interest credited (1)              680           492          584

Ending balance               			$60,517	      $59,387      $61,227

Net increase (decrease)        	$ 1,130	      $(1,840)     $(1,915)

Percent increase (decrease)      1.90%   		  (3.01)%      (3.03)%


(1) Includes interest credited to passbook, NOW and money market deposit accounts, but not certificates of deposit.




The following table sets forth the dollar amount of savings deposits in the various types of deposit programs offered by the Association at the dates indicated.

                                  				        	At June 30,
                             1998         1997            1996
                               Percent        Percent         Percent
                  				 Amount  ofTotal   Amount  ofTotal  Amount  ofTotal
                              			    (Dollars in Thousands)
Transaction and
Savings Deposits:
Passbook accounts:
June 30, 1998,
June 30, 1997 and
June 30, 1996-2.50%    $13,919   23.0%  $15,170  25.5%  $15,909  26.0%

NOW accounts:
June 30, 1998,
June 30, 1997 and
June 30, 1996-2.75%      3,576    5.9    3,876    6.5     2,454   4.0

Money market accounts:
June 30, 1998,
June 30, 1997 and
June 30, 1996-
2.75% to 3.00%           2,060    3.4    2,172    3.7     2,272   3.7
Total Non-
Certificates            19,555   32.3   21,218   35.7    20,635  33.7

Certificates:
3.51 - 5.00%             3,588    5.9    9,039   15.3     8,942  14.6
5.01 - 6.00%            24,711   40.9   18,774   31.6    17,936  29.3
6.01 - 8.00%            12,663   20.9   10,356   17.4    13,714  22.4
Total Certificates      40,962   67.7   38,169   64.3    40,592  66.3
Total Deposits          60,517  100.0% $59,387  100.0%  $61,227 100.0%

	The following table shows rate and maturity information for the Association's certificates of deposit as of June 30, 1998.

                       				 3.51-    5.01-    6.01-             Percent
                       				 5.00%    6.00%    8.00%    Total    of Total
                                        					(Dollars in Thousands)
Certificate accounts
Maturing in quarter
ending:

September 30, 1998 ...     1,923	   4,146      997	    7,066	   17.25%
December 31, 1998 ....     1,654	   3,339    1,976	    6,969	   17.01
March 31, 1999 .......       ---	   3,153    2,811     5,964	   14.57
June 30, 1999 ........       ---    1,652    4,058     5,710	   13.94
September 30, 1999 ...        11	   3,466    1,985     5,462	   13.33
December 31, 1999 ....       ---	   3,024      501     3,525	    8.61
March 31, 2000 .......       ---      999   	  ---	      999	    2.44
June 30, 2000 ........       ---	   1,153	     ---	    1,153	    2.81
September 30, 2000....       ---	   1,015	     ---	    1,015	    2.48
December 31, 2000.....       ---	     506	     ---	      506	    1.23
March 31, 2001........       ---	     414	      50	      464	    1.13
June 30, 2001.........       ---	     199	     ---	      199	     .49
Thereafter ...........       ---     1,645     285     1,930     4.71

Total ................    $3,588   $24,711  $12,663   $40,962   100.0%

Percent of total ....       8.76%     60.33%  30.91%    100.0%

The following table indicates the amount of the Association's certificates of deposit by time remaining until maturity as of June 30, 1998.

 						                                               Maturity
                                               						(In Thousands)
                         		3 months    Over3to    Over6to    Over12
                         	or less     6 months   12 months    months    Total
Certificates of
deposit less than
$100,000 ........       $ 6,844     $ 6,468     $ 9,620    $14,114   $37,046
Certificates of
deposit of
$100,000 or more           222         501       2,054      1,139     3,916
Total certificates
of deposit .....        $ 7,066    $  6,969     $11,674    $15,253   $40,962


Borrowings. Although deposits are the Association's primary source of funds, the Associ- ation may utilize FHLB advances or other borrowings to support lending activities and to assist the Association's asset/liability management strategy when they are a less costly source of funds and may be invested at a positive interest rate spread or when the Association desires additional capacity to fund loan demand. At June 30, 1998, the Association had borrowings of $18.45 mil-lion.

Service Corporation Activities

As a federally chartered savings bank, Sobieski Federal is permitted by OTS regulations to invest up to 2% of its assets, or approximately
$1.8 million in the stock of, or loans to, service corporation subsidiaries. Sobieski Federal may invest an additional 1% of its assets in service corporations where such additional funds are used for inner-city or community development purposes and up to 50% of its total capital in conforming loans to service corporations in which it owns more than 10% of the capital stock. In addition to investments in service corporations, federal associations are permitted to invest an unlimited amount in operating subsidiaries engaged solely in activities in which a federal association may engage in directly. At June 30, 1998, Sobieski Federal had no active service corporation activities.

Competition

Sobieski Federal faces strong competition, both in originating real estate loans and in attracting deposits. Competition in originating real estate loans comes primarily from commercial banks, savings institutions, mortgage bankers and credit unions located in the Association's market area. Commercial banks, savings institutions and credit unions provide vigorous competi- tion in consumer lending. The Association competes for real estate and other loans principally on the basis of the quality of services it provides to borrowers, the interest rates and loan fees it charges, and the types of loans it originates. See "Business - Lending Activities."

The Association attracts all of its deposits through its retail banking offices, primarily from the communities in which those retail banking offices are located. Therefore, competition for those deposits is principally from commercial banks, savings banks, brokerage firms and credit unions located in these communities. The Association competes for these deposits by offering a variety of account alternatives at competitive rates and by providing convenient business hours, branch locations and interbranch deposit and withdrawl privileges.

Employees

At June 30, 1998, the Association had a total of 24 full-time employees.
The Association's employees are not represented by any collective bargaining group. Management considers its employee relations to be good.

Executive Officers Who Are Not Directors

The business experience of each executive officer of the Association and the Company who is not also a director is set forth below.

Marsha Nafrady, age 44. Ms. Nafrady is secretary/treasurer of the Association. In that capacity she oversees teller operations of the Cleveland main branch facility, serves as Secretary to the Board of Directors and is responsible for the recordkeeping of the Company. Ms. Nafrady joined the Association in 1973.

Arthur Skale, age 56. Mr. Skale is currently the Chief Financial Officer.
In that capacity, he is responsible for the investment, cash management and budget planning of the Association. Mr. Skale joined the Association in 1997.


Gregory J. Matthews, age 38. Mr. Matthews joined the Company in March 1998 as Vice President and Chief Operations Officer. He is responsible for retail banking, operations, informa-tion systems and Year 2000 preparedness.

REGULATION

General

Sobieski Federal is a federally chartered savings and loan association, the deposits of which are federally insured and backed by the full faith and credit of the United States Govern-ment. Accordingly, Sobieski Federal is subject to broad federal regulation and oversight extending to all its operations. The Association is a member of the FHLB of Indianapolis and is subject to certain limited regulation by the Board of Governors of the Federal Reserve System ("Federal Reserve Board"). As the savings and loan holding company of the Association, the Holding Company also is subject to federal regulation and oversight. The purpose of the regulation of the Holding Company and other holding companies is to protect subsidiary savings associations. The Association is a member of the Savings Association Insurance Fund ("SAIF") and the deposits of the Association are insured by the FDIC. As a result, the FDIC has certain regulatory and exami-nation authority over the Association.

Certain of these regulatory requirements and restrictions are discussed below or elsewhere in this document.

Federal Regulation of Savings Associations

The OTS has extensive authority over the operations of savings associations. As part of this authority, the Association is required to file periodic reports with the OTS and is subject to periodic examinations by the OTS and the FDIC. The last regular OTS and FDIC examinations of the Association were as of July 1995 and February 1997. The OTS is currently conducting an examination as of June 30, 1998. Under agency scheduling guidelines, it is likely that another examination will be initiated in the near future. When there examinations are conducted by the OTS and the FDIC, the examiners may require the Association to provide for higher general or specific loan loss reserves.

All savings associations are subject to a semiannual assessment, based upon the savings association total assets to fund the operations of the OTS. The Association's OTS assessment for the fiscal year ended
June 30, 1998 was $26,000.

The OTS also has extensive enforcement authority over all savings institutions and their holding companies, including the Association and the Company. This enforcement authority includes, among other things, the ability to assess civil money penalties, to issue cease-and-desist or removal orders and to initiate injunctive actions. In general, these enforcement actions may be initiated for violations of laws and regulation and unsafe or unsound practices. Other actions or inactions may provide the basis for enforcement actions, including misleading or untimely reports filed with the OTS. Except under certain circumstances, public disclosure of final enforcement actions by the OTS is required.

In addition, the investment, lending and branching authority of the Association is pre-scribed by federal laws and regulations, and it is prohibited from engaging in any activities not permitted by such laws and regulations. For instance, no savings institution may invest in non-investment grade corporate debt securities. In addition, the permissible level of investment by fed-eral associations in loans secured by non-residential real property may not exceed 400% of total capital, except with approval of the OTS. Federal savings associations are also generally authorized to branch nationwide. The Association is in compliance with the noted restrictions.

The Association's general permissible lending limit for loans-to-one-borrower is equal to the greater of $500,000 or 15% of unimpaired capital and surplus (except for loans fully secured by certain readily marketable collateral, in which case this limit is increased to 25% of unimpaired capital and surplus). At June 30, 1998, the Association's lending limit under this restriction was $1,620,000. The Association is in compliance with the loans-to-one-borrower limitation.

The OTS, as well as the other federal banking agencies, has adopted guidelines establish-ing safety and soundness standards on such matters as loan underwriting and documentation, asset quality, earnings standards, internal controls and audit systems, interest rate risk exposure and compensation and other employee benefits. Any institution which fails to comply with these stan-dards must submit a compliance plan. A failure to submit a plan or to comply with an approved plan will subject the institution to further enforcement action.

Insurance of Accounts and Regulation by the FDIC

Sobieski Federal is a member of the SAIF, which is administered by the FDIC. Deposits are insured up to applicable limits by the FDIC and such insurance is backed by the full faith and credit of the United States Government. As insurer, the FDIC imposes deposit insurance pre-miums and is authorized to conduct examinations of and to require reporting by FDIC-insured institutions. It also may prohibit any FDIC-insured institution from engaging in any activity the FDIC determines by regulation or order to pose a serious risk to the FDIC.
The FDIC also has the authority to initiate enforcement actions against savings associations, after giving the OTS an opportunity to take such action, and may terminate the deposit insurance if it determines that the institution has engaged or is engaging in unsafe or unsound practices, or is in an unsafe or un-sound condition.

The FDIC's deposit insurance premiums are assessed through a risk-based system under which all insured depository institutions are placed into one of nine categories and assessed insur-ance premiums, ranging from 0% to .27%
 of deposits, based upon their level of capital and super-visory evaluation. Under the system, institutions classified as well capitalized (i.e., a core capital ratio of at least 5%, a ratio of Tier 1 or core capital to risk-weighted assets ("Tier 1 risk-based capital") of at least 6% and a risk-based capital ratio of at least 10%) and considered healthy would pay the lowest premium while institutions that are less than adequately capitalized
 (i.e., core and Tier 1 risk-based capital ratios of less than 4% or a risk-based capital ratio of less than 8%) and considered of substantial supervisory concern would pay the highest premium. Risk classification of all insured institutions will be made by the FDIC for each semi-annual assessment period.

The FDIC is authorized to increase assessment rates, on a semiannual basis, if it deter-mines that the reserve ratio of the SAIF will be less than the designated reserve ratio of 1.25% of SAIF insured deposits. In setting these increased assessments, the FDIC must seek to restore the reserve ratio to the designated reserve level, or such higher reserve ratio as established by the FDIC. In addition, under FDICIA, the FDIC may impose special assessments on SAIF members to repay amounts borrowed from the United States Treasury for any other reason deemed necessary by the FDIC.

As is the case with the SAIF, the FDIC is authorized to adjust the insurance premium rates for banks that are insured by the Bank Insurance Fund (the "BIF") of the FDIC in order to main-tain the reserve ratio of the BIF at 1.25% of BIF insured deposits. The FDIC has revised the pre-mium schedule of BIF insured institutions to provide a range of .04% to .31% of deposits in anti-cipation of the BIF achieving its statutory reserve ratio. As a result, such institutions generally will pay lower insurance premiums than SAIF insured institions. The revisions became effective in the third quarter of 1996.

The FDIC is authorized to increase assessment rates, on a semiannaul basis, if it deter-mines that the reserve ratio of the SAIF will be less than the designated reserve ratio of 1.25% of SAIF insured deposits. In setting these increased assessments, the FDIC must seek to restore the reserve ratio to that designated reserve level, or such higher reserve ratio as established by the FDIC. The FDIC may also impose special assessments on SAIF members to repay amounts bor-rowed from the United States Treasury or for any other reason deemed necessary by the FDIC.

For the first six months of 1995, the assessment schedule for members of the Bank Insur-ance Fund ("BIF") and SAIF members ranged from .23% to
 .31% of deposits. As is the case with the SAIF, the FDIC is authorized to adjust the insurance premium rates for banks that are insured by the BIF of the FDIC in order to maintain the reserve ratio of the BIF at 1.25% of BIF insured deposits. As a result of the BIF reaching its statutory reserve ratio, the FDIC revised the premium schedule for BIF insured institutions to provide a range of .04% to .31% of deposits. The revi-sions became effective in the third quarter of 1995. In addition, the BIF rates were further revised, effective January 1996, to provide a range of 0% to .27%. The SAIF rates, however, were not ad-justed. At the time the FDIC revised the BIF premium schedule, it noted that, absent legislative action (as discussed below), the SAIF would not attain its designated reserve ratio until the year 2002. As a result, SAIF insured members would continue to be generally subject to higher deposit insurance premiums that BIF insured institutions until, all things being equal, the SAIF attained its required reserve ratio.

In order to eliminate this disparity and any competitive disadvantage between BIF and SAIF member institutions with respect to deposit insurance premiums, legislation to recapitalize the SAIF was enacted in September 1996. The legislation provides for a one-time assessment to be imposed on all deposits assessed at the SAIF rates, as of March 31, 1995, in order to BIF insured institutions until, all things being equal, the SAIF attained its required reserve ratio.

In order to eliminate this disparity and any competitive disadvantage between BIF and SAIF member institutions with respect to deposit insurance premiums, legislation to recapitalize the SAIF was enacted in September 1996. The legislation provides for a one-time assessment to be imposed on all deposits assessed at the SAIF rates, as of March 31, 1995, in order to recapital-ize the SAIF. It also provides for the merger of the BIF and SAIF on January 1, 1999 if no savings associations then exist. The special assesment rate has been established at .657% of deposits by the FDIC and the resulting assessment of $414,000 was paid in November 1996.
This special assessment significantly
increased noninterest expense and adversely affected the Associa-tion's results of operations for the year ended June 30, 1997. As a result of the
special assess-ment, the Association's fiscal 	1998 deposit insurance
premiums were reduced to $37,000 based
upon its insured deposits. These premiums are subject to change in future periods. Effective January 1, 1997, SAIF members have the same risk-based schedule as BIF members. The Association has effectively paid no assessment for deposit insurance coverage commencing January 1, 1997.


All SAIF-insured institutions are required to pay an assessment for the repayment of inter-est on obligations issued by a federally chartered corporation to provide financing ("FICO") for resolving the thrift crisis in the 1980s, in an amount equal to 6.48 basis points for each $100 in domestic deposits. As a result of the recent legislation discussed above, BIF-insured institutions are also required to pay an assessment for the repayment of interest on the FICO bonds, in an amount equal to 1.52 basis points for each $100 in demestic deposits. The assestment on SAIF-insured institutions is expected to be reduced to 2.43 basis points for each $100 in domestic deposits no later than January 1, 2000, by which point BIF-insured institutions will participate fully in the FICO bond interest repayment. These assessments, which may be revised based upon the level of BIF and SAIF deposits, will continue until the bonds mature in 2017.

Regulatory Capital Requirements

Federally insured savings associations, such as the Association, are required to maintain a minimum level of regulatory capital. The OTS has established capital standards, including a tan-gible capital requirement, a leverage ratio (or core capital) requirement and a risk-based capital requirement applicable to such savings associations. These capital requirements must be generally as stringent as the comparable capital requirements for national banks. The OTS is also authorized to impose capital requirements for national banks. The OTS is also authorized to impose capital requirements in excess of these standards on individual associations on a case-by-case basis.

The capital regulations require tangible capital of at least 1.5% of adjusted total assets (as defined by regulation). Tangible capital generally includes common stockholders' equity and retained income, and certain noncumulative perpetual preferred stock and related income and ex-cludes unrealized appreciation or depreciation on securities available for sale. In addition, all intangible assets, other than a limited amount of purchased mortgage servicing rights, must be deducted from tangible capital. At June 30, 1998, the Association did not have any intangible assets.

The OTS regulations establish special capitalization requirements for savings associations that own subsidiaries. Under these regulations certain subsidiaries are consolidated for capital pur-poses and others are excluded from assets and capital. In determining compliance with the capital requirements, all subsidiaries engaged solely in activities permissible for national banks or engaged in certain other activities solely as agent for its customers are "includable" subsidiaries that are consolidated for consolidated for capital purposes in proportion to the association's level of ownership, including the assets of includable subsidiaries in which the association has a minority interest that is not con-solidated for GAAP purposes. For excludable subsidiaries the debt and equity investments in such subsidiaries are deducted from assets and capital. At June 30, 1998, the Association did not have any active subsidiaries.

At June 30, 1998 the Association had tangible capital of $9.2 million, or 10.2% of adjusted total assets, which is approximately $7.9 million above the minimum requirement of 1.5% of adjusted total assets in effect on that date.

The capital standards also require core capital equal to at least 3% of adjusted total assets (as defined by regulation). Core capital generally consists of tangible capital plus certain intangible assets, including supervisory goodwill (which is phased-out over a five-year period) and a limited amount of purchased credit card relationships. As a result of the prompt corrective action provi-sions of FDICIA discussed below, however, a savings association must maintain a core capital ratio of at least 4% to be considered adequately capitalized unless its supervisory condition is such to allow it to maintain a 3% ratio. A June 30, 1998 the Association had no intangibles which were subject to these tests.

At June 30, 1998, the Association had core capital equal to $9.2 million, or 10.2% of adjusted total assets, which is $6.5 million above the minimum leverage ratio requirement of 3% as in effect on that date.

The OTS risk-based requirement requires savings associations to have total capital of at least 8% of risk-weighted assets. Total capital consists of core capital, as defined above, and sup-plementary capital. Supplementary capital consists of certain permanent and maturing capital in-struments that do not qualify as core capital and general valuation loan and lease loss allowances up to a maximum of 1.25% or risk-weighted assets. Supplementary capital may be used to satisfy the risk-based requirement only to the extent of core capital. At June 30, 1998, the Association had no capital instruments that qualify as supplementary capital and $240,000 of general loss reserves, which was less than 1.25% of risk-weighted assets.

Certain exclusions from capital and assets are required to be made for the purpose of cal-culating total capital. Such exclusions consist of equity investments (as defined by regulation) and that portion of land loans and nonresidential construction loans in excess of an 80% loan-to-value ratio (these items are excluded on a sliding scale through June 30, 1994, after which they must be excluded in their entirety) and reciprocal holdings of qualifying capital instruments. The Associa-tion had no such exclusions from capital and assets at June 30, 1998.

In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet items, will be multiplied by a risk weight, ranging from 0% to 100%, based on the risk in-herent in the type of asset. For example, the OTS has assigned a risk weight of 50% for prudently underwritten permanent one-to-four family first lien mortgage loans not more than 90 days delinquent and having a loan to value ratio of not more than 80% at origination unless insured to such ratio by an insurer approved by the FNMA or FHLMC.

OTS regulations also require that every savings association with more than normal interest rate risk exposure to deduct from its total capital, for purposes of determining compliance with such requirement, an amount equal to 50% of its interest-rate risk exposure multiplied by the pre-sent value of its assets. This exposure is a measure of the potential decline in the net portfolio value of a savings association, greater than 2% of the present value of its assets, based upon a hypothetical 200 basis point increase or decrease in interest rates (whichever results in a greater decline). Net portfolio value is the present value of expected cash flows from assets, liabilities and off-balance sheet contracts. The rule will not become effective until the OTS evaluates the process by which savings associations may appeal an interest rate risk deduction determination. It is uncertain as to when this evaluation may be completed. Any savings association with less than $300 million is assets and a total capital ratio in excess of of 12% is exempt from this requirement unless the OTS determines otherwise.


On June 30, 1998, the Association had risk-based capital of $9.4 million (including $9.2 million in core capital and $240,000 in general loss reserves) and risk-weighted assets of $45.6 million or total capital of 20.7% of risk-weighted assets. This amount was $5.8 million above the 8% requirement in effect on that date.

	The OTS and the FDIC are authorized and, under certain circumstances required, to take certain actions against associations that fail to meet their capital requirements. The OTS is gen-erally required to take action to restrict the activities of an "undercapitalized association" (gener-ally defined to be one with less than either a 4% core capital ratio, a 4% Tier 1 risked-based capi-tal ratio or an 8% risk-based capital ratio). Any such association must submit a capital restoration plan and until such plan is approved by the OTS may not increase its assets, acquire another insti-tution, establish a branch or engage in any new activities, and generally may not make capital dis-tributions. The OTS is authorized to impose the additional restrictions, discussed below, that are applicable to significantly undercapitalized associations.

As a condition to the approval of the capital restoration plan, any company controlling an undercapitalized association must agree that it will enter into a limited capital maintenance guar-antee with respect to the institution's achievement of its capital requirements.

Any savings association that fails to comply with its capital plan or is "significantly under-capitalized" (i.e., Tier 1 risk-based or core capital ratios of less than 3% or a risk-based capital ratio of less than 6%) must be made subject to one or more of additional specified actions and operating restrictions mandated by FDICIA. These actions and restrictions include requiring the issuance of additional voting securities;
 limitations on asset growth; mandated asset reduction; changes in senior management; divesituture, merger or acquisition of the association; restrictions on executive compensation; and any other action the OTS deems appropriate. An association that becomes "critically undercapitalized" (i.e., a tangible capital ratio of 2% or less) is subject to further mandatory restrictions on its activities in addition to those applicable to significantly under-capitalized associations. In addition, the OTS must appoint a receiver (or conservator with the concurrence of the FDIC) for savings associations, with certain limited exceptions, within 90 days after it becomes critically undercapitalized.

Any undercapitalized association is also subject to other possible enforcement actions by the OTS or the FDIC. Such actions could include a capital directive, a cease-and-desist order, civil money penalties, the establishment of restrictions on all aspects of the association's opera-tions or the appointment of a receiver or conservator or a forced merger into another institution.

The OTS is also generally authorized to reclassify an association into a lower capital cate-gory and impose the restrictions applicable to such category if the institution is engaged in unsafe or unsound practices or is in an unsafe or unsound condition.

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

Limitations on Dividends and Other Capital Distributions

OTS regulations impose various restrictions or requirements on associations with respect to their ability to pay dividends or make other distributions of capital. OTS regulations prohibit an association from declaring or paying any dividends or from repurchasing any of its stock if, as a result the regulatory capital of the association would be reduced below the amount required to be maintained for the liquidation account established in connection with its mutual to stock conversion.

The OTS utilizes a three-tired approach to permit associations, based on their capital level and supervisory condition, to make capital distributions which included dividends, stock redemptions or repurchases, cas-out mergers and other transactions charged to the capital account (see
"Regulation - Regulatory Capital Requirements").

Generally, Tier 1 associations, which are associations that before and after the proposed distribution meet their fully phased-in capital requirements, may make capital distributions during any calendar year equal to the greater of 100% of net income for the year-to-date plus 50% of the amount by which the lesser of the association's tangible, core or risk-based capital exceeds its fully phased-in capital requirement for such capital component, as measured at the beginning of the calendar year, or the amount authorized for a Tier 2 association. However, a Tier 1 associa-tion deemed to be in need of more than normal supervision by the OTS may be downgraded to a Tier 2 or Tier 3 association as a result of such a determination. The Association meets the re-quirements for a Tier 1 association and has not been notified of a need for more than normal supervision. Tier 2 associations, which are associations that before and after the proposed distri-bution meet their current minimum capital requirements, may make capital distributions of up to 75% of net income over the most recent four quarter period.

Tier 3 associations (which are associations that do not meet current minimum capital requirements) that proposed to make capital distribution and Tier 2 associations that proposed to make a capital distribution in excess of the noted safe harbor level must obtain OTS approval prior to making such distributions. Tier 2 associations proposing to make a capital distribution need only submit written notice to the OTS 30 days prior to such distribuiton. As a subsidiary of the Holding Company, the Association will also be required to give the OTS 30 days' notice prior to delclairng any dividend on its stock. The OTS may object ot the distribution during the 30-day period based on the safety and soundness concerns. See "Regulation-Regulatory Capital Requirements".

Liquidity

All savings associations, including Sobieski Federal, are required to maintain an average daily balance of liquid assets equal to a certain percentage of the sum of its average daily balance of net withdrawable deposit accounts and borrowings payable in one year or less. For a discussion of what the Association includes in liquid assets, see "Management's Discusssion and Analysis of Financial Condition and Results of Operations of Liquidity and Capital Resources." This liquid asset ratio requrirement may vary for time to time (between 4% and 10%) depending upon ecomomic conditions and savings flows of all savings associations. At the present time, the minimum liquid asset ratio is 4%. At June 30, 1998 the Association was in compliance with the requirement, with an overall liquid asset ratio of 5.3%.

Accounting

An OTS policy statement applicable to all savings associations clarifies and reemphasizes that the investment activies of a savings association must be in compliace with approved and documented investment policies and strategies, and must accounted for in accordance with GAAP. Under the policy statement, management must support its classification of an accounting for loans and securities (i.e., whether held for investment, sale or trading) with appropriate docu-mentation. The Association is in compliance with this policy statement.

The OTS has adopted an amendment to its accounting regulations, which may be made more stringent then GAAP by the OTS, to require that transactions be reported in a manner that best reflects their underlying economic substance and inherent risk and that financial reports must incorporate any other accounting regulations or orders prescribed by the OTS.

Qualified Thrift Lender Test

All savings associations, including Sobieski Federal, are required to meet a qualified thrift lender ("QTL") test to avoid certain restrictions on their operations. This test requires a savings association to have at least 65% of its portfolio assets (as defined by regulation) in qualified thrift investments on a monthly average for nine out of every 12 months on a rolling basis. As an alter-native, the savings association may maintain
60% of its assets in those assets specified in Section
7701(a)(19) of the Internal Revenue Code. Under either test, such assets primarily consist of resi-dential housing related loans and investments.
At June 30, 1998, the Association met the test and has always met the QTL test since its effectiveness.

Any savings association that fails to meet the QTL test must convert to a national bank charter, unless it requalifies as a QTL and thereafter remains a QTL. If an association does not re-qualify and converts to a national bank charter, it must remain SAIF-insured until the FDIC per-mits it to transfer to the Bank Insurance Fund. If an association that fails the test has not yet requalified and has not converted to a national bank, its new investments and activities are limited to those permissible for both a savings association and a national bank, and it is limited to national banking branching rights in its home state. In addition, the association is immediately ineligible to receive any new FHLB borrowings and is subject to national bank limits for payment of dividends.

If such association has not requalified or converted to a national bank within three years after the failure, it must divest of all investments and cease all activities not permissible for a national bank. In addition, it must repay promptly any outstanding FHLB borrowings, which may result in pre-payment penalties. If any association that fails the QTL test is controlled by a holding company, than within one year after the failure, the holding company must register as a bank holding com-pany and become subject to all restrictions on bank holding companies. See "Regulation-Holding Company Regulation."

Community Reinvestment Act

Under the Community Reinvestment Act ("CRA"), every FDIC insured institution has a continuing and affirmative obligation consistent with safe and sound banking practices to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The
CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution's discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA. The CRA requires the OTS, in connection with the examination of the Association, to access the account in its evaluation of certain applications, such as a merger or the establishment of a branch, by Sobieski Federal. An unsatisfactory rating may be used as the basis for the denial of an application by the OTS.

Due to the heightened attention being given to the CRA in recent years, he Association may be required to devote additional funds for investment and lending in its local community. The Association was examined for CRA compliance in January 1997 and received a rating of satis-factory.

Transactions with Affiliates

Generally, transactions between a savings association or its subsidiaries and its affiliates are required to be on terms as favorable to the association as transactions with non-affiliates. In addition, certain of these transactions are restricted to a percentage of the association's capital. Affiliates of the Association include the Company and any company which is under common con-trol with the Association. In addition, a savings association may not lend to any affiliate engaged in activities not permissible for a bank holding company or acquire the securities of most affiliates. The Association's subsidiaries are not deemed affiliates, however; the OTS has the discretion to treat subsidiaries of savings associations as affiliates on a case by case basis.

Certain transactions with directors, officers or controlling persons are also subject to con-flict of interest regulations enforced by the OTS. These conflict of interest regulations and other statutes also impose restrictions on loans to such persons and their related interests. Among other things, such loans must be made on terms substantially the same as for loans to unaffiliated indi-viduals.

Holding Company Regulation

	The Company is a unitary savings and loan holding company subject to regulatory over-sight by the OTS. As such, the Company is required to register and file reports with the OTS and is subject to regulation and examination by the OTS. In addition, the OTS has enforcement autho-rity over the Holding Company and its non-savings association subsidiary which also permits the OTS to restrict or prohibit activities that are determined to be a serious risk to the subsidiary savings association.

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

	If the Association fails the QTL test, the Company must obtain the approval of the OTS prior to continuing after such failure, directly or through its other subsidiaries, any business acti-vity other than those approved for multiple savings and loan holding companies or their subsidi-aries. In addition, with one year of such failure the Company must register as, and will become subject to, the restrictions applicable to bank holding companies. The activities authorized for a bank holding company are more limited than the activities authorized for a unitary or multiple savings and loan holding company. See "Regulation - Qualified Thrift Lender Test."

	The Company must obtain approval from the OTS before acquiring control of any other SAIF-insured association. Such acquisitions are generally prohibited if they result in a multiple savings and loan holding company controlling savings associations in more than one state. How-ever, such interstate acquisitions are permitted based on specific state authorization or in a super-visory acquisition of a failing savings association.

Federal Securities Law

The stock of the Company is registered with the SEC under the Securities Exchanges Act of 1934, as amended (the "Exchange Act"). The Company is subject to the information, proxy solicitation, insider trading restrictions and other requirements of the SEC under the Exchange Act.

	Company stock held by persons who are affiliates (generally officers, directors and prin-cipal stockholders) of the Company may not be resold without registration or unless sold in ac-cordance with certain resale restrictions. If the Company meets specified current public informa-tion requirements, each affiliate of the Company is able to sell in the public market, without regis-tration, a limited number of shares in any three-month period.


Federal Reserve System

The Federal Reserve Board requires all depository institutions to maintain non-interest bearing reserves at specified levels against their transaction accounts (primarily checking, NOW and Super NOW checking accounts). At June 30, 1998, the Association was in compliance with these reserve requirements. The balances maintained to meet the reserve requirements imposed by the Federal Reserve Board may be used to satisfy liquidity requirements that may be imposed by the OTS. See "Regulation - Liquidity."

	Savings associations are authorized to borrow from the Federal Reserve Bank "discount window," but Federal Reserve Board regulations require associations to exhaust other reasonable alternative sources of funds, including FHLB borrowings, before borrowing from the Federal Reserve Bank.


Federal Home Loan Bank System

The Association is a member of the FHLB of Indianapolis, which is one of 12 regional FHLBs that administer the home financing credit function of savings associations. Each FHLB serves as a reserve or central bank for its members within its assigned region. It is funded pri-marily from proceeds derived from the sale of consolidated obligations of the FHLB system. It makes loans to members (i.e., advances) in accordance with policies and procedures established by the board of directors of the FHLB. These policies and procedures are subject to the regulation and oversight of the Federal Housing Finance Board. All advances from the FHLB are required to be fully secured by sufficient collateral as determined by the FHLB. In addition, all long-term ad-vances are required to provide funds for residential home financing.

As a member, the Association is required to purchase and maintain stock in the FHLB of Indianapolis. At June 30, 1998, the Association had $923,000 of FHLB stock, which was in com-pliance with this requirement. During fiscal 1998 and prior years the Association received sub-stantial dividends on its FHLB stock. The dividends averaged 7.84% for fiscal year 1998. For the years ended June 30, 1998 and 1997, dividends paid by the FHLB of Indianapolis to the Asso-ciation totaled $63,000 and $44,000, respectively.

Under federal law the FHLB's are required to provide funds for the resolution of troubled savings associations and to contribute to low and moderately priced housing programs through direct loans or interest subsidies on advantages targeted for community investment and low and moderate-income housing projects. These contributions have affected adversely the level of FHLB dividends paid and could continue to do so in the future. A reduction in value of the Association's FHLB stock may result in a corresponding reduction of the Association's capital.

Federal and State Taxation

Prior to the enactment of recent legislation (discussed below), savings associations such as the Association that met certain definitional test relating to the composition of assets and other conditions prescribed by the Internal Revenue Code of 1986, as amended (the "Code"), had been permitted to establish reserves for bad debts and to make annual additions thereto which could, within specified formula limits, be taken as a deduction in computing taxable income for federal income tax purposes.
The amount of the bad debt reserve deduction for "non-qualifying loans" was computed under the experience method. The amount of the bad debt reserve deduction for "qualifying real property loans" (generally loans secured by improved real estate) could be com-puted under either the experience method or the percentage of taxable income method (based on an annual election).

The Small Business Job Protection Act of 1996, signed into law on
August 20, 1996, re-pealed the special thrift bad debt deductions provisions. This legislation eliminates the use of the percentage of taxable income method as a means of calculating deductions for bad debts, allows thrifts greater flexibility in diversifying their loan and investment portfolios and establishes requirements for the recapture of previously untaxed bad debt reserve accumulations. Bad debt reserve accumulations prior to fiscal 1988 are exempt from recapture unless the Association liqui-dates, pays a dividend in excess of earnings and profits or redeems stock. Post fiscal 1987 bad debt reserve accumulations will be taxed in equal amounts over six years beginning in fiscal 1997.

The Association may defer the recapture tax in 1998 or 1999 if it originates the same principal amount of mortgage loans that it had originated in the six years before 1998. The Association does not expect the post fiscal 1987 recapture tax to have a material effect on the consolidated financial statements.

In addition to the regular income tax, corporations, including savings associations such as the Association, generally are subject to a minimum tax. An alternative minimum tax is imposed at a minimum tax rate of 20% on alternative minimum taxable income, which is the sum of a corporation's regular taxable income (with certain adjustments) and tax preference items, less any available exemption. The alternative minimum tax is imposed to the extent it exceeds the corporation's regular income tax and net operating losses can offset no more than 90% of alternative minimum taxable income. For taxable years begining after 1986 and before 1996, corporations, including savings associations such as the Association, are also subjuect to an environmental tax equal to 0.12% of the excess of alternative minimum taxable income for the taxable year (determined without regard to net operating losses and the deduction for the environmental tax) over $2 million.

To the extent earnings appropriated to a savings association's bad debt reserves for "qualifying real property loans" and deducted for federal income tax purposes exceed the allowable amount of such reserves computed under the experience method and to the extent of the association's supplemental reserves for losses on loans ("Excess"), such Excess may not, without adverse tax consequences, be utilized for the payment of cash dividends or other distributions to a shareholders (including distributions on redemption, dissolution or liquidation) or for any other purpose (except to absord bad debt losses).

The Association files federal income tax returns on a fiscal year basis using the accrual method of accounting. The Company files consolidated federal income tax returns with the Asso-ciation and its subsidiaries. Savings associations, such as the Association, that file federal income tax returns as part of a consolidated group are required by applicable Treasury regulations to reduce their taxable income for purposes of computing the percentage bad debt deduction for losses attributable to activities of the non-savings association members of the consolidated group that are functionally related to the activities of the savings association member.

The Association has not been audited by the IRS with respect to federal income tax returns through June 30, 1998. With respect to years examined by the IRS, either all deficiencies have been satisfied or sufficient reserves have been established to satisfy asserted deficiencies. In the opinion of management, any examination of still open returns (including returns of subsidiaries and predecessors of, or entities merged into, the Association) would not result in a deficiency which could have a material adverse effect on the financial condition of the Association and its consolidated subsidiaries.

Indiana Taxation. The Company and the Association is subject to an 8.5% franchise tax, imposed by the State of Indiana, on the net income of financial (including thrift) institutions, exempting them from the current gross income, supplemental net income and intangible taxes. Net income for franchise tax purposes will constitute federal taxable income before net operating loss deductions and special deductions, adjusted for certain items, including Indiana income taxes, pro-perty taxes, charitable contributions, tax exempt interest and bad debt. Other applicable
Indiana taxes includes sales, use and property taxes.

Delaware Taxation. As a Delaware holding company, the Company is exempted from Delaware corporate income tax but is required to file an annual report with and pay an annual fee to the State of Delaware. The Company is also subject to an annual franchise tax imposed by the State of Delaware.

Item 2.   Description of Property

The Association conducts its business through its main office and two branch offices located in South Bend, Indiana. The following table sets forth information relating to each of the Association's offices as of
June 30, 1998. The total net book value of the Association's premises and equipment (including land, buildings and leasehold improvements and furniture, fixtures and equipment) at June 30, 1998 was
approximately $1,923,500 See Note E of the Notes to Consoli-dated
Financial Statements.
                                      					 Total
				                             Year      Approximate
                      				       Leased     Square      Net Book Value at
Location	                		    or Acquired   Footage       June 30, 1998
Main Office:
2930 West Cleveland Road         1995     	 10,080           $1,417
South Bend, Indiana  46628

Branch Offices:
4606 Western Avenue	         	  1978        1,600           $    4
Belleville Shopping Center

740 S. Walnut Street		          1952        1,900           $   22


Sobieski Federal believes that its current facilities, including its new main office facilities are adequate to meet the present and foreseeable needs of the Association and the Company.

The Association maintains an on-line data base with a service bureau servicing financial institutions. The net book value of the data processing and computer equipment utilized by the Association at June 30, 1998 was $51,300.

Item 3. Legal Proceedings

The Company and Sobieski Federal are involved, from time to time, as plaintiff or defen-dant in various legal actions arising in the normal course of their businesses. While the ultimate outcome of these proceedings cannot be predicted with certainty, it is the opinion of management, after consultation with counsel representing Sobieski Federal and the Company in the proceed-ings, that the resolution of these proceedings should not have a material effect on the Company's results of operations on a consolidated basis.


Item 4. Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the quarter ended June 30, 1998.


PART II

Item 5. Market for Common Equity and Related Stockholder Matters

Page 46 of the attached 1998 Annual Report to Stockholders is herein incorporated by reference.

Item 6. Management's Discussion and Analysis of Financial Condition and
Results of	 Operations

Pages 6 to 18 of the attached 1998 Annual Report to Stockholders are herein incor-porated by reference.

Item 7. Financial Statements

The following pages of the attached 1998 Annual Report to Stockholders are herein incor-porated by reference.

Report of Independent Accountants				Page 19
Consolidated Statements of Financial Condition as of		Page 20
June 30, 1998 and 1997

Consolidated Statements of Income for the years ended		Page 21
June 30, 1998, 1997 and 1996

Consolidated Statements of Stockholders' Equity for the 	Page 22
years ended June 30, 1998 and 1997

Consolidated Statements of Cash Flows for the years		Page 23
ended June 30, 1998, 1997 and 1996

Notes to Consolidated Financial Statements		  Pages 24 - 45

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

	Not applicable.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

Directors

Information concerning directors of the Company is incorporated herein by reference from the Company's definitive Proxy Statement for the 1998 Annual Meeting of Shareholders, a copy of which has been filed with the Securities and Exchange Commission.

Executive Officers

Information concerning the executive officers of the Company is incorporated herein by reference from "Executive Officers of the Company" contained in Part I of this form 10-KSB.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the Company's officers and directors, and per-sons owning more than 10% of a registered class of the Company's equity securities, to file peri-odic reports of ownership and changes in ownership with the Securities and Exchange Commis-sion and to provide the Company with copies of such reports. Based solely upon information provided to the Company by the directors and officers subject to Section 16(a), all Section 16(a) filing requirements applicable to such persons were compiled with during fiscal 1998.

Item 10. Executive Compensation

Information concerning executive compensation is incorporated herein by reference from the Company's definitive Proxy Statement for the 1998 Annual Meeting of Shareholders, a copy of which has been filed with the Securities and Exchange Commission.

Item 11. Security Ownership of Certain Beneficial Owners and Management

Information concerning security ownership of certain beneficial owners and management is incorporated herein by reference from the Company's definitive Proxy Statement for the 1998 Annual Meeting of Shareholders, a copy of which has been filed with the Securities and Exchange Commission.

Item 12. Certain Relationship and Related Transactions

Information concerning certain relationships and transactions is incorporated herein by reference from the Company's definitive Proxy Statement for the 1998 Annual Meeting of Shareholders, a copy of which has been filed with the Securities and Exchange Commission.


Item 13. Exhibits and Reports on Form 8-K

(a) Exhibits:



    								      Reference to
								    Prior Filing or
Regulation S-B						   Exhibit Number
Exhibit Number   		Document			  Attached Hereto

2	Plan of Acquisition, Reorganization, Arrangement,		None
		Liquidation or Succession

4.1	Articles of Incorporation and amendments thereto		**

4.2	Bylaws								  	**

9	Voting Trust Agreement							None

10	Executive Compensation Plans and Arrangements:
Employee Stock Ownership Plan			 	 **
Stock Option and Incentive Plan				 **
Recognition and Retention Plan				 **
11	Statement re computation of per share earnings		None

13	Annual Report to Security Holders				  13

16	Letter re change in certifying accountant			None

18	Letter re change in accounting principles			None

21	Subsidiaries of Registrant					   21

22	Published report regarding matter submitted to vote		None

23	Consent of PricewaterhouseCoopers LLP			None

24 	Power of Attorney				         Not Required

27	Financial Data Schedule				                27

99	Additional Exhibits					None

**	Filed on December 30, 1994, as exhibits to the Company's Form S-1 registration statement (File number 3-88078). All of such previously filed documents are hereby reference in accordance with Item 601 of Regulation S-B.

	(b) Reports on Form 8-K:

No current reports on Form 8-K were filed by the Company during the three months ended June 30, 1998.


SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

							SOBIESKI BANCORP, INC.

Date:  	September 28, 1998				By:  /s/ Thomas F. Gruber
	                   						        Thomas F. Gruber
  							                        (President and Chief Executive
                   							        Officer)
	                 						        (Duly Authorized Representative)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/s/ Robert  J. Urbanski                      					/s/ Joseph A. Gorny
Robert J. Urbanski, Chairman of the Board 	     Joseph A. Gorny,Director
 Date:    September 28, 1998	                		Date:   September 28, 1998

/s/ George J. Aranowski				                /s/ Leonard J. Dobosiewicz
George J. Aranowski, Director	           	Leonard J. Dobosiewicz, Director
Date:    September 28, 1998	            		Date:   September 28, 1998

/s/ Joseph F. Nagy				                   	/s/ Arthur Skale
Joseph F. Nagy, Director	                Arthur Skale, Chief FinancialOfficer
                                   						(Principal Financial and Accounting
                                   							Officer)
Date:    September 28, 1998	         	   Date:    September 28, 1998

/s/ Thomas F. Gruber
Thomas F. Gruber, President and
Chief Executive Officer and Director
(Principal Executive Officer)
Date:    September 28, 1998


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

The Company does not undertake, and specifically disclaims any obligation, to publicly release the result of any revisions which may be made to forward-looking statements to reflect the occurrence of anticipated or unanticipated events or circumstances after the date of such statements.

General

The principal business of Sobieski Federal consists of attracting deposits from the general public and investing those funds in the origination of one-to-four family residential mortgage loans, consumer loans, construction loans and commercial loans. The Company also invests in mortgage-backed securities, which are insured or guaranteed by federal agencies, investment securities, consisting primarily of obligations of the U.S. Government or agency obligations, financial institution certificates of deposit fully insured by the FDIC, and other liquid assets. The Company's profit ability depends primarily on its net interest income, which is the difference between interest income earned on its loans, investments and mortgage-backed securities and the interest expense incurred on its deposits and FHLB borrowings. Net interest income is affected by rates received on and the amounts of interest-earning assets as contrasted to the rates paid on the amounts of interest-bearing liabilities.

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

Business Strategy

Sobieski Federal has concentrated its lending efforts on the origination of one-to-four family mortgage loans along with home equity loans and mortgage-backed commercial loans for port-folio retention. In addition, the Association continues to purchase participation interests in com- mercial loans. The participation interests are purchased according to the Association's established underwriting standards. The loans underlying the participation interests are performing in accord-ance with their terms. At June 30, 1998, the ratio of Sobieski Federal's nonperforming assets to total assets was .20% and the ratio of its allowance for loan losses to nonperforming loans was 127.66%. Historically, the loans originated by Sobieski Federal were principally fixed-rate, one- to-four family mortgage loans, while its investments in mortgage-backed securities have been principally in adjustable rate products. At June 30, 1998, $62.7 million, or 71.7%, of the Association's combined mortgage loans and mortgage-backed securities portfolio had fixed rates of interest and $24.8 million, or 28.3%, had adjustable interest rates. The Association's business strategy emphasizes retail deposits along with FHLB advances as its principal source of funds.

The Association's primary objective is to remain an independent, community oriented financial institution serving customers in its primary market area. The Board of Directors has sought to accomplish this objective through the adoption of a strategy designed to maintain profitability, a strong capital position and high asset quality. This strategy has been effected primarily by (i) emphasizing the origination of one-to-four family residential mortgage lending, home equity lending and mortgage-backed commercial lending, (ii) purchasing participation interests in commercial loans funded by advances from FHLB, (iii) maintaining a substantial portfolio of adjustable-rate mortgage-backed securities and short to intermediate term investment securities, (iv) controlling operating expenses and (v) increasing fee income.

Asset/Liability Management

Sobieski Federal, like other financial institutions, is vulnerable to increases in interest rates because interest-bearing liabilities reprice more quickly than interest-earning assets. Historically, Sobieski Federal has invested in fixed-rate, long-term mortgage loans secured by one-to-four family residences and its primary source of funds has been deposits with much shorter terms to maturity. This mismatched position generally produces lower net interest income through com- pressed spreads during periods of rising interest rates and improved net interest income resulting from larger spreads during periods of declining interest rates. Accordingly, increases in general market interest rates adversely impact the Association's interest rate spread and, therefore, have a negative impact on the Company's results of operations and financial condition.

To reduce interest rate risk through asset/liability management, Sobieski Federal has taken steps to mitigate the sensitivity of its interest-earning assets by investing in short to intermediate term investments and adjustable-rate mortgage-backed securities, which, although long-term in nature, adjust periodically in response to changes in general levels of interest rates. Additionally, to de- crease interest rate sensitivity, Sobieski Federal originates variable-rate home equity products and adjustable mortgage-backed commercial loans along with purchased participation interests in adjustable rate commercial loans. The funding for these originations and purchases has come primarily from deposits and short-term advances from the FHLB. At June 30, 1998, Sobieski Federal had $62.1 million in long-term fixed-rate loans and $14.6 million in adjustable-rate loans. The Association's ability to generate adjustable-rate mortgage ("ARM") loans is dependent upon the current interest rate environment and customer preferences.

Net Portfolio Analysis

The Office of Thrift Supervision ("OTS") provides a Net
Portfolio Value ("NPV") approach to the quantification of interest rate risk. This approach calculates the difference between the present value of expected cash flows from assets and the present value of expected cash flows from liabilities, as well as cash flows from off-balance-sheet contracts.

In August 1993, the OTS issued new regulations to be effective beginning on January 1, 1994, which were to add an interest-rate risk component to an institution's risk-based capital require-ment. The OTS then delayed implementation of this new regulation pending action on the issue from the other banking agencies. In early 1996, the other regulators (the Federal Reserve Board, Federal Deposit Insurance Corp., and Office of the Comptroller of the Currency) announced that their approach to evaluating a financial institution's interest rate risk would not include a standard model to calculate a required capital component. While the OTS will likely review its approach to evaluating an institution's exposure to interest rate fluctuations as a result of the other regulators' conclusions, the OTS under any scenario will likely require that an institution have adequate Board and senior management oversight and a comprehensive process for managing interest rate risk.

Presented below, as of June 30, 1998, is an analysis of the Association's interest rate risk as measured by changes in NPV for instantaneous and sustained parallel shifts in the yield curve, in 100 basis point increments, up and down 400 basis points in accordance with OTS regulations. As illustrated in the table, NPV is more sensitive to rising rates than declining rates. This occurs principally because, as rates rise, the market value of fixed-rate loans decline due to the rate increase. When rates decline, the Association does not experience as significant a rise in market value for these loans because borrowers prepay at relatively high rates. The following table is based on assets and liabilities of the Association only.


   		Change in
 	Interest Rate            	 	Net Portfolio Value
		(Basis Points)          	 	$ Change  	% Change
                 	 	 	 	 	 	(Dollars in thousands)
			+ 400                	 	$(6,987)    (62)%
			+ 300 	 	                (5,107) 	  (45)
			+ 200 	                	 (3,206)  	 (28)
			+ 100 	                	 (1,408)  	 (12)
			    0 	 	                    -        -
  -  100                	 	    992    	  9
  -  200                  	  1,590    	 14
  -  300                 		  2,518    	 22
  -  400                 		  3,685      33

Management reviews the NPV measurements on a quarterly basis. In addition to monitoring selected measures of NPV, management also monitors effects on net interest income resulting from increases or decreases in rates. This measure is used in conjunction with NPV measures to identify excessive interest rate risk.

The Association's change in its NPV, based on a rise in interest rates of 2.0%, was a 28% decrease representing a dollar decrease in equity value of approximately $3.21 million at June 30, 1998. In contrast, based on a decline in interest rates of 2.0%, the Association's NPV was estimated to increase 14% or approximately $1.59 million at June 30, 1998. The most significant factor contributing to its liability sensitive position was the Association's balance of fixed rate mortgage loans. At June 30, 1998, 81.0% of the Association's loan portfolio was comprised of long-term, fixed-rate mortgage loans.

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

Impact Of Inflation And Changing Prices

The consolidated financial statements and notes thereto presented herein have been prepared in accordance with generally accepted accounting principles, which require the measurement of financial position and operating results in terms of historical dollars without considering the change in the relative purchasing power of money over time due to inflation. The impact of inflation is reflected in the increased cost of the Company's operations. Nearly all the assets and liabilities of the Company are financial, unlike most industrial companies. As a result, the Company's performance is directly impacted by changes in interest rates, which are indirectly influenced by inflationary expectations. The Company's ability to match the interest sensitivity of its financial assets to the interest sensitivity of its financial liabilities in its asset/liability management may tend to minimize the effect of change in interest rates on the Company's performance. Changes in interest rates do not necessarily move to the same extent as changes in the price of goods and services. In the current interest rate environment, liquidity and the maturity structure of the Company's assets and liabilities are critical to the maintenance of acceptable performance levels.

Net Interest Income Analysis

The primary determinant of Sobieski Federal's earnings is net interest income, which is the difference between interest income and interest expense. Net interest income is affected by (1) rates received on interest-earning assets, (2) rates paid on interest-bearing liabilities, and (3) the relative amounts of interest-earning assets versus interest-bearing liabilities. The following table presents for the periods indicated the total dollar amount of interest income from average interest-earning assets and the resultant yields, as well as the interest expense on average interest-bearing liabilities, expressed both in dollars and rates. No tax equivalent adjustments were made. All average balances are monthly average balances. Non-accruing loans have been included in the table as loans carrying a zero yield.

<CAPTION?
                                       					Year Ended June 30,
         1998 	 	 	             	   1997   	          			1996
Average     Interest        Average    Interest 	Average       Interest
Outstanding Earned/ Yield/ Outstanding Earned/ Yield/ OutstandingEarned/Yield/
Balance     	Paid    Rate    Balance    Paid    Rate  	Balance 	 Paid  Rate
                          	(Dollars in thousands)
Interest-Earning Assets:
Loans (1) $ 68,466  $5,523   8.07 %   $ 55,105   $ 4,433 8.04% 	$ 48,777
$4,012	8.23%
Mortgage-backed
securities	 12,384     746   6.02      	15,080 	944  6.26     15,704
962 	6.13
Investment securities
and other   1,909   	144 	 7.54      	 4,813 	281  5.84      7,447
441 	5.92
FHLB stock 804 	 63 	 7.84      	   636 	 44  6.92        636
50 	7.86
Total interest-earning
assets (1)  83,563  6,476 	7.75     	 75,634   5,702  7.54     72,564
5,465 	7.53
Non interest-earning
assets    3,982  -  - 				  3,692  -  -  			   4,897
-   -
Total assets  $ 87,545 -   - 	 	 	     $ 79,326  -  -	 	 	$ 77,461
-  -

Interest-Bearing Liabilities
Savings deposits $ 14,418   361 	2.50       $ 15,272    374  2.45  	$ 16,028
  	456	2.85
NOW and MMDA accounts 5,528   115  	2.08 	 	  5,286    118  2.23  	   4,699
	129  	2.74
Certificate accounts  38,861 2,280 	5.87     	 39,352  2,290  5.82   	 41,250
 2,432	 5.90
FHLB borrowings   15,177   854 	5.63     	  5,850    349  5.97         600
 13  	2.17
Total interest-bearing
liabilities  73,984 3,610 	4.88     	 65,760  3,131  4.76      62,577
3,030  	4.84
Non interest-bearing
 liabilities 		     967  -  -     			    126 	-  - 	 	     576
 -  -
Total liabilities   74,951  -  -	 	 	 	 65,886 	-  - 	 	   63,153
 -  -
Stockholders' equity  12,594 -  -	 	 	 	 13,440  -  -	 	 	   14,308
 -  -
Total liabilities and
 stockholders' equity $ 87,545 -  -	 	 	     $ 79,326 -  -	   	 $ 77,461
 -  -
Net interest income 	 	-	  	 $ 2,866 		- 	 - 	 $ 2,571 	-  	 	-
    $	2,435 	-
Net interest rate spread  -  -	 	 	2.87%  	- -  	 	 	2.78%  	-
 -  	 	2.69%
Net earning assets $ 9,579 	- -  	 	 	$ 9,874 -  -	 	 	 $  9,987
 -  -
Net yield on average
interest-earning assets 	 -  - 	3.43%  	 	-  - 	 	3.40%  	 -
 -	 	3.36%
Average interest-earning
assets to average interest-bearing
liabilities	 	    112.95% 	-  - 	 	    115.02%		-  -         115.96%
-  -

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

                                       	 	 	 	 	Year Ended June 30,
                                   1998 vs. 1997 	 		1997 vs. 1996
                                	Increase		         	    	Increase
                               	(Decrease)	  Total 	     	(Decrease)		 Total
	                                Due to	    Increase   	   Due To   Increase
                      Volume      Rate    (Decrease)	Volume	Rate    (Decrease)
Interest-earning assets:
Loans
                  $ 1,078     $   12 	   $ 1,090 		$  511      $ (90)   $ 	421
Mortgage-backed
securities 										(164)      	(34)     		(198) 	   (39)  	   21       	(18)
Investment securities
and other 				  					(203)		      66 		     (137)		  (154)  	   (6)	     (160)
FHLB stock          	  13 		       6 		       19 		    - 	      (6) 	     (6)
Total interest-
earning assets      $  724 	    $  50 		    $ 774	 	$  318 	$  (81)    	  237


Interest-bearing liabilities:
Savings deposits    $	(21) 	    $  8 		     (13) 		$  (21) 	$  (61) 	  (82)
NOW and MMDA accounts	  5 	      	(8) 		     (3) 		    15 	    (26)	   (11)
Certificate accounts 	(29) 	     	19 		     (10) 		  (111)	    (31)	  (142)
FHLB borrowing        526 	      (21)     		505 		    280 	     56 	   336
Total interest-bearing
 liabilities        $ 481       $	(2)     		479 	 	$  163  	$  (62) 	  101
Net interest income				               			$  295 			                  $ 136


Financial Condition

General.

Total assets increased $10.77 million or 13.18%, from $81.73 million at June 30, 1997 to $92.50 million at June 30, 1998. The increase in net assets was primarily the result of a $15.58 million increase in net loans offset by reductions of $4.97 million in investment securities and mortgage- backed securities. Funding for the asset growth primarily came from a $8.95 million increase in FHLB advances, $1.13 million of increased deposits and $.54 million of net income.

Cash and Cash Equivalents.

Cash and cash equivalents, consisting of cash, interest-bearing deposits and federal funds sold increased $40,000 from $1.25 million at June 30, 1997 to $1.29 million at June 30, 1998.

Investment Securities.

Investment securities, consisting of United Statement Government securities, decreased $1.80 million or 78.3% from $2.30 million at June 30, 1997 to $.50 million at June 30, 1998. The decrease resulted from the sale of $1.01 million in agency securities, and maturities of $.80 million of treasury securities. At June 30, 1998, all of the Association's investment securities were available for sale.

Mortgage-Backed Securities.

Mortgage-backed securities decreased $3.17 million or 23.1% from $13.71 million at June 30, 1997 to $10.54 million at June 30, 1998. The decrease was primarily the result of $2.29 million principal repayments and $.78 million of security sales. At June 30, 1998, $.59 million or 5.6% of the mortgage-backed securities were classified as available for sale.

Loans, Net.

Net loans increased $15.58 million, or 25.5%, from $61.13 million at June 30, 1997 to $76.71 million at June 30, 1998. This increase was primarily the result of increased demand and expanded market area for residential mortgages in conjunction with continuing efforts in origination of home equity and mortgage-backed commercial loans along with increased participations in commercial loans.

Deposits.

Deposits increased $1.13 million, or 1.9%, from $59.39 million at June 30, 1997 to $60.52 million at June 30, 1998. The Association is actively pursuing a deposit retention program. The program, implemented during the fourth quarter of fiscal 1997, offers higher rate special short-term and long-term deposit certificates. Under the program, a reversal of the outflow pattern experienced during fiscal 1996 and the first three quarters of fiscal 1997 has occurred. Monitoring of local market rates, special certificate offerings and wholesale alternatives will continue to be utilized as management focuses on viable funding sources.

Stockholders' Equity.

Stockholders' equity increased $.50 million from $12.36 million at June 30, 1997 to $12.86 million at June 30, 1998. This increase was primarily the result of 1998 net income of $544,000 and employee benefit stock allocations and vesting of $209,000 offset in part by cash dividends of $251,000.

Results Of Operations

General.

Net income increased $297,000 or 120.24% from $247,000 for 1997 to $544,000 for 1998. The increase in net income is due primarily from increased net interest income of $295,000 and lower non-interest expenses of $236,000. The decrease in non-interest expense is primarily from the one-time special SAIF recapitalization assessment of $414,000 included in 1997 non-interest expenses. Offsetting these positive gains, income taxes increased by $216,000 due to a $513,000 increase in pre-tax income.

Net interest income.

Net interest income increased $295,000 from $2.57 million in 1997 to $2.87 million in 1998. The increase was due to $7.93 million of additional average interest-earning assets at an improved net three basis point yield. Net yield on average interest-earning assets in 1998 increased .88% to 3.43% from 3.40% in 1997.

Interest Income.

Interest income increased $774,000, from $5.70 million for 1997 to $6.48 million for 1998. The increase was the result of $13.36 million of higher average balances in loans during the year offset by $5.60 million of reduced investment, mortgage-backed and other securities average balances. The change in net volume increases added $724,000 to interest income whereas the increase in yield added an additional $50,000. The yield on average interest-earning assets increased 21 basis points, from 7.54% for 1997 to 7.75% for 1998.

Interest Expense.

Interest expense increased $480,000 from $3.13 million in 1997 to $3.61 million 1998, primarily as a result of $506,000 of additional expense related to increased FHLB advances. The average rate paid for interest-bearing liabilities increased 12 basis points from 4.76% in 1997 to 4.88% in 1998, an increase of 2.52%. The average balance of interest-bearing liabilities for fiscal 1998 was $73.98 million an increase of $8.22 million from $65.76 million for fiscal 1997.

Provision for Loan Losses.

Provision for loan losses for the year ended June 30, 1998 was $40,000. There was no provision for loan loss for the year ended June 30, 1997. The Company maintains an allowance for loan losses based upon management's periodic evaluation of non-performing loans, inherent risks in the loan portfolio, economic conditions and past experience. Management does expect that as loan growth continues, additional provisions for loan losses may be required. The provisions, however, are not expected to have a material impact on earnings.

Noninterest Income.

Noninterest income increased $22,000 from $226,000 in 1997 to $248,000 in 1998, primarily from increased service charges of $65,000 offset by reduced gains on sales of securities of $44,000.

Noninterest Expense.

Noninterest expense decreased $240,000 or 10.13% from $2.37 million in 1997 to $2.13 million in 1998. The decrease was primarily the result of the non-recurring $414,000 one-time special assessment in 1997 to recapitalize the SAIF fund. As a result of the special assessment, FDIC deposit insurance rates have decreased from $.23 per $100 of domestic deposits to $.0582 at June 30, 1998. FDIC deposit insurance expense including the aforementioned 1997 special assessment decreased by $459,000 from $496,000 in 1997 to $37,000 in 1998. Compensation and related benefits increased by $221,000 in 1998. Occupancy, advertising, service bureau and other operat- ing expense remained relatively unchanged at $911,000 for the year ended June 30, 1998 and $908,000 for the year ended June 30, 1997.

Income Taxes.

Income tax expense increased $216,000 from $182,000 in 1997 to $398,000 in 1998, principally as a result of the increase in pretax income. The effective tax rate for 1998 was 42.25% versus
42.34% in 1997.

Liquidity And Capital Resources

The Association's primary sources of funds consist of deposits, repayment and prepayment of loans and mortgage-backed securities, maturities of investment securities and temporary cash investments, and funds provided by operations. While scheduled loan and mortgage-backed securities repayments and maturities of investments are predictable sources of funds, deposit flows and loan and mortgage-backed securities prepayments are significantly influenced by the general level of interest rates, economic conditions, and competition. Sobieski Federal uses its liquidity resources to fund existing and future loan commitments, purchase mortgage-backed securities, fund maturing certificates of deposit and other savings deposit withdrawals, to invest in other interest-earning assets, to maintain liquidity, and to meet operating expenses. Management believes that loan and mortgage-backed securities repayments and other sources of funds will be adequate to meet Sobieski Federal's current liquidity needs.

As a federal savings association, the Association is required to maintain liquid assets of 5% of its withdrawable deposits plus short-term borrowings. At June 30, 1998, the Association was in compliance with OTS liquidity requirements, having a ratio of 5.39%.

The Association is required by OTS to meet minimum capital requirements, which include tangible capital, core capital and risk-based capital requirements. The Association's actual capital as reported to the OTS at June 30, 1998 exceeded all three requirements. The following chart sets forth the actual and required minimum levels of regulatory capital for the Association under applicable OTS regulations as of June 30, 1998 (dollars in thousands):

              	 	Actual  	Percent     	Required 	 Percent   	Excess
Core         	   $ 	9,203 	10.23      	$  2,698 	 3.0       	$ 6,505
Tangible           	9,203 	10.23      	   1,349 	 1.5       	  7,854
Risk-based         	9,443 	20.69      	   3,651 	 8.0       	  5,792

The OTS has proposed to increase the minimum required core capital ratio from the current 3% level to a range of 4% to 5% for all but the most highly rated financial institutions. While the OTS has not taken final action on such proposal, it has adopted a prompt corrective action regulation that classifies any savings institution that maintains a core capital ratio of less than 4% (3% in the event the institution was assigned a composite 1 rating in its most recent report of examination) as "undercapitalized". As of June 30, 1998, the Association had a core capital ratio of 10.23% and met the requirement for a "well capitalized" institution.

Accounting Developments

Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share," establishes new standards for computing and presenting earnings per share ("EPS") for publicly-held companies. The statement replaces the former presentation of primary EPS with a presentation of basic EPS. It also requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. SFAS 128 is effective for financial statements issued for periods ending after December 15, 1997, including interim periods. This statement required the restatement of all prior-period EPS data presented. The Company adopted this statement during the third quarter of fiscal 1998.

SFAS No. 129, "Disclosure of Information about Capital Structure," establishes standards for disclosing information about an entity's capital structure. Such information includes pertinent rights and privileges of securities outstanding. Examples of information that shall be disclosed are dividend and liquidations preferences, participation rights, call prices and dates, conversion or exercise prices or rates and significant terms of contracts to issue additional shares. Other disclosures include information regarding liquidation preferences of preferred stock and redemption requirements of redeemable stock. SFAS 129 is effective for financial statements issued for periods ending after December 15, 1997 and did not have any significant impact on the Company's historical financial statements.

In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income," and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 130 will require the Company to report comprehensive income in its financial statements. Comprehensive income includes net income and certain transactions that are reported as a separate component of shareholders' equity, such as net unrealized appreciation of available-for-sale securities. SFAS No. 131 changes the manner in which public companies report selected segment information in annual reports and requires companies to report selected segment information in interim financial reports. Companies will be required to report financial and descriptive information about the Company's operating segments. The Company will adopt SFAS Nos. 130 and 131 in the first quarter of fiscal 1999. These statements will increase disclosure only and are not expected to have any significant effect on the Company's consolidated financial position or results of operations.

Other Matters

The Company is aware of the current concerns by consumers and the business community of reliance upon computer software programs that do not properly recognize the year 2000 in date formats, often referred to as the "Year 2000 Problem". The
Year 2000 Problem is the result of soft- ware being written using two digits rather than four digits to define the application year (i.e., "98" rather than "1998"). The Company is highly dependent on computer systems because of significant transaction volumes and date dependency for interest calculations on financial instruments such as loans and deposits. A failure of the Company's computer systems could result in disruptions of operations, including among other things, temporary inability to process transactions, send statements or otherwise engage in routine business transactions on a daily basis.

The Company has developed a plan to prepare for the Year 2000. Started in 1997, the plan includes an inventory of software applications, communication with third party vendors and suppli-ers and the obtaining of certification of compliance with third party providers. The Company has a comprehensive, written plan, which is regularly updated and monitored by management and the Board of Directors. Plan status is regularly reviewed by management of the Company and reported at least quarterly to the Board. As of June 30, 1998, it is estimated that the plan is over 50% complete.

The Company will continue to assess the impact of the Year 2000 Problem on the remainder of its computer-based systems and applications throughout 1998. The Company's goal is to perform tests of its systems and applications during 1998 and have all systems and applications Year 2000 compliant by December 31, 1998, allowing 1999 to be used for full validation testing. If, as a result of testing, further work is required, the Company anticipates completing that work prior to December 31, 1999.

In April of 1998, the Company budgeted $60,000 to remediate Year 2000 issues through December 31, 1999. These costs primarily will consist of renovation and upgrading of its computer systems and testing of equipment and programs for Year 2000 compliance. The Company is investing in new or upgraded technology that has definable value lasting beyond 2000. In these in- stances, where Year 2000 compliance is merely ancillary, the Company may capitalize and depreciate such an asset over its estimated useful life.

In addition to reviewing its own computer operating systems and applications, the Company has initiated formal communications with its significant suppliers to determine the extent to which the Company's interface systems are vulnerable to those third parties' failure to resolve their own Year 2000 issues. There is no assurance that the systems of other companies on which the Company's systems rely will be timely converted. If such modifications and conversions are not made, or are not completed timely, the Year 2000 issue could have an adverse impact on operations of the Company. Therefore, the Company is in the process of developing a contingency plan as to not disrupt operations should its suppliers not be timely converted.

The Company's significant suppliers are an online computer services firm (provides data processing services), the Federal Home Loan Bank of Indianapolis and utility services. The representations from these firms are that they are all making efforts to become Year 2000 compliant by December 31, 1998 and to test and validate their systems during 1999. The Company continues to monitor the process of these suppliers by requesting regular updates of the suppliers' progress and believes that these suppliers will be Year 2000 compliant before December 31, 1999. The Management of the Company does know of alternative suppliers for the services provided by these entities, but believes a conversion to these suppliers of the Company's data processing capabilities during 1999 will be very difficult to accomplish before the Year 2000.

The Company currently has several significant borrowers to which it has made direct loans or holds a participation interest. Management of the Company is communicating with these borrow-ers about Year 2000 issues and does not expect any Year 2000 problems of these borrowers will have an adverse effect on the Company.

Based on currently available information, management does not presently anticipate that the costs to address the Year 2000 issues will have an adverse impact on the Company's financial conditions, results of operations or liquidity.

The costs of the project and the date on which the Company believes it will complete the Year 2000 modifications are based on management's best estimates. There can be no assurance that these estimates will be achieved and actual results could differ from those anticipated. Specific factors that might cause differences include, but are not limited to, the ability of other companies on which the Company's systems rely to modify or convert their systems to be Year 2000 compliant, and/or the ability to locate and correct all relevant computer codes.


REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Sobieski Bancorp, Inc.:

In our opinion, the accompanying consolidated statements of financial condition and the related consolidated statements of income, of stockholders' equity and of cash flows present fairly, in all material respects, the consolidated financial position of Sobieski Bancorp, Inc. and subsidiary at June 30, 1998 and 1997, and the consolidated results of their operations and their cash flows for each of the three years in the period ended June 30, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.


South Bend, Indiana
August 20, 1998


Consolidated Statements Of Financial Condition at June 30, 1998 and 1997


ASSETS  	                                  	 	 	 	 	1998 	 	 	1997
Cash, including interest-bearing deposits
in other financial institutions
of $442,725 and $94,477, respectively 	 	 		$ 1,291,42	 	$  1,251,373
Certificates of deposit  	 	     - 	    	                     198,000
Investment securities, available-for-sale
(amortized cost of $499,267 and
$1,299,335, respectively) 	 	 	  	 	 						   499,720 	 	   1,297,148
Investment securities, held-to-maturity
(fair value of approximately
$1,012,900 in 1997) 	 	 	 	 	 	 	 	 	    							- 	         1,000,000
Mortgage-backed securities,
available-for-sale (amortized cost
of $603,381 and $1,790,203, respectively) 		 594,550        1,780,210

Mortgage-backed securities,
held-to-maturity (fair value of
approximately $9,888,300 and
$11,617,500, respectively)
                                    				 	 	9,943,105  	 	  11,929,352
Loans, net	                       		 	     76,712,631  	 	  61,134,644
Real estate owned		 	 	                             - 	      	 	11,037
Federal Home Loan Bank
stock, at cost 	                         			  922,500  	 	     636,000
Property and equipment, net              	 	1,923,506	       2,028,310
Other assets                            				  594,281 	  	     466,672
Deferred income taxes                   		 	   14,849 	 	 	     -
Total assets                      		 	$    92,496,568  	 	$ 81,732,746


LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
Deposits	                           		 	$   60,517,246 	 	$ 59,386,630
Federal Home Loan Bank
advances		 	                           	    18,450,000 	 	   9,500,000
Advances from borrowers for
taxes and insurance 		                         374,627 	 	     260,439
Accrued income taxes                       			 105,735     	 	 	80,628
Accrued interest and
other expenses		 	 	                           184,565 	 	     132,077
Deferred income taxes 	                            	- 	      	 	12,177
Total liabilities                     		    79,632,173 	 	  69,371,951


Commitments (Note M)

Stockholders' equity:
Preferred stock, $.01 par value:
500,000 shares authorized;
none issued                                         	- 	 	 	     -
Common stock, $.01 par value:
3,500,000 shares authorized;
966,000 shares issued 	                         		9,660    	 		9,660

Additional paid-in capital                 	  9,217,094     9,147,176
Retained earnings,
substantially restricted                   	  6,963,420  	   6,670,543
Net unrealized depreciation
of available-for-sale
securities			 	                                 (5,529)   	 	 	(7,356)

                                 	 	 	 	 	  16,184,645  	 	 15,820,023
Less:Treasury stock, at cost,
201,821 and 206,368 shares,
respectively 	                          		   2,816,402  	 	    2,879,878
Unallocated Employee Stock
Ownership Plan shares;
50,385 and 57,935 shares,
respectively                           			     503,848     	 	 	579,350
Total stockholders' equity                  12,864,395 	 	   12,360,795
Total liabilities and
stockholders' equity 	                   	$ 92,496,568 	 	$  81,732,746

The accompanying notes are a part of the consolidated financial statements.

Consolidated Statements Of Income
for the years ended June 30, 1998, 1997 and 1996

                                    	 	 	 	1998 	 	 	1997 	 	 	1996
Interest income:
Loans	                          	 	$ 5,523,327 	 $ 4,433,288  	$ 4,012,220
Mortgage-backed securities
                                       746,308 	     944,274 	    962,464
Interest-bearing deposits 	 	 	 	 	     43,812        43,665      267,071
Investments and other 	 	 	 	 	 	 	    163,197	 	    281,103 	    222,913
Total interest income 	 	 	 	 	 	 	  6,476,644 	   5,702,330 	  5,464,668
Interest expense:
Interest on deposits 	 	 	 	 	 	 	 	 2,755,923 	   2,782,319 	  3,016,692
Interest on borrowings 	 	 	 	 	 	 	   854,515	      348,563 	     12,896
Total interest expense 							 	 	   3,610,438 	   3,130,882 	  3,029,588
Net interest income 							 	 					  2,866,206	 	  2,571,448    2,435,080
Provision for loan losses 									 	   40,000 	        - 			        -

Net interest income after
provision for loan losses 							 	   2,826,206 	   2,571,448 	  2,435,080

Non-interest income:
Fees and service charges 								 	     221,685 	     156,443 	    162,303
Gain on sale of securities 								     	19,728     	 	63,535 	      	 -
Other income                          	 	 6,958     	 	 5,567    	  	9,247
Total non-interest income 							 	     248,371 	     225,545 	    171,550
Non-interest expenses:
Compensation and benefits 									   1,185,002 	     964,207 	    962,655
Occupancy and equipment 								 		     300,818 	     278,747 	    278,576
Federal deposit insurance premiums       36,796 	     495,872 	    143,583
Advertising and promotion 								 	 				43,263   	   	30,666 	     41,349
Service bureau expense 								 	 	     110,443  	    	98,555 	    107,575
Other operating expenses 								 	 			 456,206       500,257 	    524,813
Total non-interest expenses 							   2,132,528 	   2,368,304 	  2,058,551
Income before income taxes 							      942,049       428,689 	    548,079
Income taxes 									 	 				           398,000 	     181,500 	    212,800
Net income	                       	$    544,049 	 $   247,189 	 $  335,279

Basic earnings per common share						 		$ 	.76  	 	  $ 	 .32  	  $ 	 .39
Diluted earnings per common share 						$ 	.75  	 	  $   .32 		  $ 	 .39

The accompanying notes are a part of the consolidated financial statements.

Consolidated Statements Of Stockholders' Equity for the years ended June 30, 1998, 1997 and 1996

 	 	 	                              Net
	 							                         Unrealized
                    	 	 	 	 	 	 	Appreciation 		      Unallocated
                                 (Depreciation) 	      Employee 	  Total
                    	 Additional of Available- 	 	     Stock 	     Stock-
      Common Paid-In  Retained   For-Sale     Treasury Ownership   holders'
      Stock  Capital  Earnings   Securities   Stock 	  Plan Shares Equity
Balance, July 1, 1995
   $9,660 $9,081,043 $6,203,323 $ 19,154 	    $ - 	  $(740,600) $14,572,580

Net income
      - 	    - 	     335,279 	    - 	 	         - 	     	 - 	     335,279
Purchase of treasury stock, 71,940 shares
      - 	   - 	 	    - 	         - 	        (909,457)      - 	    (909,457)
Common stock committed to be released for allocation to
Employee Stock Ownership Plan participants
      - 	   18,113 	    - 	      - 	           - 	     64,400       82,513
Net unrealized depreciation of available-for-sale securities
      - 	    - 	       -        (26,725)        	  - 	 	   - 	     (26,725)

Balance, June 30, 1996
   9,660  9,099,156 	6,538,602  	(7,571)   (909,457)  (676,200)  14,054,190
Net income
        - 	      - 	 	 247,189      	 - 	 	   - 	           - 	     247,189
Cash dividends ($.14 per share)
          - 	   - 	  	(115,248)     	 - 	 	   - 	           - 	    (115,248)
Purchase of treasury stock, 137,600 shares
          - 	   - 	 	    - 	         - 	   (2,011,403)    - 	    (2,011,403)
Common stock committed to be released for allocation to
Employee Stock Ownership Plan participants
          - 	 41,495 	    - 	          - 	 	  - 	       96,850 	    138,345
Treasury stock issued to vested Recognition and Retention Plan
Participants
          - 	  6,525 	    -           	 - 	 	40,982        - 	     	 47,507
Net unrealized appreciation of available-for-sale securities
         - 	    - 	    -             	215 	 	   - 	           -  	 	    215

Balance, June 30, 1997
     9,660 9,147,176  6,670,543   (7,356)   (2,879,878) (579,350)  12,360,795
Net income
         - 	    -       544,049     - 	         	   - 	 	      - 	 	 544,049
Cash dividends ($.32 per share)
          -	   - 	     (251,172)    - 	                 - 	   	-   (251,172)
Common stock committed to be released for allocation to
Employee Stock Ownership Plan participants
          - 	 68,517 	  - 	          	- 	 	        - 	     75,502 	  144,019
Treasury stock issued to vested Recognition and Retention Plan participants
         - 	     - 	  1,401           - 	        - 	 	63,476    - 	 	  64,877
Net unrealized appreciation of available-for-sale securities
          - 	   - 	       - 	    1,827 	           	   - 	      - 	 	   1,827

Balance, June 30, 1998
     $9,660 $9,217,094 $6,963,420 $(5,529) $(2,816,402) $(503,848) $12,864,395

The accompanying notes are a part of the consolidated financial statements.

Consolidated Statements Of Cash Flows
for the years ended June 30, 1998, 1997 and 1996

                                        	 	 	 	 	1998 	 	 	1997 	 	 	1996
Cash flows provided by
(used in) operating
activities:
Net income 	                          		$   544,049 	$   247,189 	 $  335,279
Adjustments to reconcile
net income to net cash
provided by operating
activities:
Depreciation and
amortization 		                             119,130 	    111,156 	    106,811
Provision for loan
losses 			                                   40,000 	      - 	 	       -
Loss on disposition of
equipment 			                                    - 	     		1,165    	 	  775
(Gain) loss on sale of
real estate owned, net                      (2,521) 	       	  - 	  	 	3,865
(Gain) on sale of
securities 			                             (19,728) 	    (63,535)         -
Deferred income taxes                 	    (29,000) 	     28,000 	     39,500
Contribution to Employee
Stock Ownership Plan 	                     144,019 	    138,345 	     82,513
Contribution to Recognition
and Retention Plan 	                        64,877 	     47,507 	       -
Amortization of premiums
and accretion of
discounts, net 		                        110,082 	       61,944       81,062
Amortization of deferred
loan fees 	                        		    (20,033) 	   (144,532) 	    (99,110)
Loan fees (costs)
deferred, net 		                         (22,578) 	        - 	      	 	  750
(Increase) decrease in
other assets 		                         (127,609) 	     90,372 	    (17,118)
Increase (decrease) in
accrued income taxes 	                     25,107 	    (48,677) 	    114,240
Increase (decrease) in
accrued interest and
other expenses 	 	                         52,488  	    (55,965) 		6,478
Net cash provided by
operating activities                 	    878,283 	    412,969 	    655,045

Cash flows provided by
(used in) investing
activities:
Purchase of certificates
of deposit 			                                 - 	 	     - 	 	   (198,000)
Proceeds from maturity of
certificates of deposit                   198,000 	 	     - 	 	    793,000
Proceeds from maturity of
investment securities 	                    800,000 	 	  1,500,000 	     -
Proceeds from sales of
investment securities 	                  1,006,563 	 	    938,028  	     -
Proceeds from sales of
mortgage-backed
securities 	                              781,420 	 	    289,121 	     -
Purchase of investment
securities 	                             			- 	 	       (12,415)  (2,150,574)
Purchase of mortgage-
backed securities 	                              - 	 	     - 	 	  (3,018,040)
Principal reductions of
mortgage-backed
securities 	                         		2,294,799 	 	  2,125,933 	   2,136,444
Net (increase) in
loans made to
customers and principal
collections on loans               (15,739,769) 	 	 (7,887,055) 	  (2,906,404)
Proceeds from sale of
real estate owned 	                      177,951 	 	     - 	 	        	15,197
Purchase of property
and equipment 	                       	  (14,326)     (29,932) 	     (73,383)
Purchase of Federal
Home Loan Bank stock                    	 (286,500) 	 	     - 	 	 	     -
Net cash (used in)
investing activities              (10,781,862) 	 	 (3,076,320)  	  (5,401,760)

Cash flows provided by
(used in) financing
activities:
Net increase (decrease)
in deposits                         		1,130,616 	 	(1,840,053) 	  (1,914,965)
Increase (decrease)
in advances from
borrowers for taxes
and insurance 		                        114,188 	 	    (4,092) 	     (71,954)
Federal Home Loan
Bank advances 	                      31,600,000     6,900,000 	 	   3,000,000
Federal Home Loan
Bank payments 	                     (22,650,000) 	 	  (400,000) 	      -
Purchase of treasury
stock 		                            	     - 	     	(2,011,403)	 	    (909,457)
Cash dividends                      		 (251,172) 	 	  (115,248) 	        -
Net cash provided by
financing activities                   9,943,632 	 	 2,529,204 	 	     103,624
Increase (decrease) in
cash and cash
equivalents 		                            40,053 	 	  (134,147) 	  (4,643,091)
Cash and cash equivalents,
beginning of year                      1,251,373 	 	 1,385,520 	 	   6,028,611
Cash and cash equivalents,
end of year 	                    $	1,291,426 	     $ 1,251,373 	 	$  1,385,520

The accompanying notes are a part of the consolidated financial statements.

A.		ORGANIZATION AND ACCOUNTING POLICIES.

The following is a summary of the significant accounting policies followed in the preparation of the consolidated financial statements of Sobieski Bancorp, Inc. and its subsidiary (individually and collectively referred to as "Sobieski"), Sobieski Federal Savings and Loan Association of South Bend (the "Association").

Organization

Sobieski is a federally chartered stock savings and loan association and as a member of the Federal Home Loan Bank System
("FHLB") is required to maintain an investment in the capital stock of the FHLB.

Deposit accounts are insured by the Federal Deposit Insurance
Corporation ("FDIC") within certain limitations. An annual premium is required by the FDIC for the insurance of such deposit accounts.

On September 30, 1996, Congress passed into law a recapitalization plan for the Savings Association Insurance Fund, the insurance fund covering deposits of savings institutions. The recapitalization plan provided for a special one-time assessment of .66% on certain deposits of savings institutions as of March 31, 1995. Sobieski's special assessment amounted to approximately $414,000 and is included in federal deposit insurance premiums in the consolidated statement of income for the year ended June 30, 1997. Deposit insurance premiums after December 31, 1996 decreased to approximately .06% from the .23% of deposits previously paid by Sobieski.

Principles of Consolidation

The consolidated financial statements include the accounts of Sobieski and its subsidiary. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

The allowance for loan losses is a material estimate that is particularly susceptible to change in the near term. While management uses available information to recognize losses on loans, future additions to the allowance or write-downs may be necessary based on changes in economic conditions. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan losses. Such agencies could re- quire Sobieski to recognize additions to the allowance or write-downs based on their judgment of information available to them at the time of their examination.
A.		ORGANIZATION AND ACCOUNTING POLICIES, Continued.

Securities

Securities are classified as either held-to-maturity and reported at amortized cost, trading and reported at fair value (with unrealized holding gains and losses included in current earnings), or available-for-sale and reported at fair value (with unrealized holding gains and losses excluded from current earnings and reported as a separate component of stockholders' equity). Sobieski had no trading securities at June 30, 1998 and 1997.

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

Allowance for Loan Losses

The allowance for loan losses is an estimate used by management in the preparation of Sobieski's consolidated financial statements. The allowance is maintained at a level considered by management to be adequate to provide for probable loan losses inherent in the portfolio. Management's evaluation is based on a continuing review of the loan portfolio and includes consideration of its actual loan loss experience, the present and prospective financial condition of the borrowers, balance of the loan portfolio, and general economic conditions. An economic slow-down in the geographic area could adversely effect the ability of borrowers to make scheduled monthly payments and the duration of such an economic slow- down would increase the possibility of credit losses.

Property And Equipment

Property and equipment are carried at cost less accumulated depreciation and amortization. Depreciation and amortization are determined using the straight-line method based on the estimated useful lives of the applicable assets which range from 3 to 39 years.

A.		ORGANIZATION AND ACCOUNTING POLICIES, Continued.

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

Income Taxes

Sobieski and its subsidiary file consolidated federal and state income tax returns.

The Small Business Job Protection Act of 1996 (the "Act") repealed the special tax bad debt deduction available to savings institutions. Sobieski was required to change its tax bad debt reserve method to the specific charge-off method under Internal Revenue Code Section 585 effective for its taxable year ended June 30, 1997. This change in method resulted in taxable income of approximately $295,000, representing the excess of Sobieski's tax bad debt reserve at June 30, 1996 over the reserve that arose in tax years beginning before July 1, 1988 (base year amount). This additional taxable income is reportable for income tax pur- poses ratably over a six-year period. There was no effect of this change on Sobieski's net income for the year ended June 30, 1997 as a deferred tax liability had previously been established for the tax effect of the excess tax bad debt reserve over the base year amount.

Sobieski's retained earnings as of June 30, 1998 includes the income tax benefit of approximately $875,000 of tax bad debt deductions, representing the base year amount, for which no deferred income taxes have been provided.

Earnings Per Common Share

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share." This statement establishes standards for computing and presenting earnings per share, simplifies the standards for computation and makes the calculation comparable to international accounting standards. "Primary" earnings per share was replaced by "basic" earnings per share and SFAS No. 128 re- quires both "basic" and "diluted" earnings per share be presented on the face of the income statement. SFAS No. 128 is effective for periods beginning after December 15, 1997 and re-quires restatement of prior period earnings per share upon adoption. Basic earnings per share is computed by dividing net income by the weighted average number of shares of common stock outstanding which were as follows: 1998 - 712,808; 1997 - 770,098 and 1996 - 864,621. Diluted earnings per share is computed by dividing net income by the weighted average number of shares of common stock outstanding plus the dilutive effect of outstanding stock options. The weighted average number of common shares, increased for the dilutive effect of stock options, used in the computation of diluted earnings per share were as follows: 1998 - 727,999; 1997 - 776,441 and 1996 -
868,834.

A.		ORGANIZATION AND ACCOUNTING POLICIES, Concluded.

Sobieski accounts for the shares of common stock acquired by the Employee Stock Ownership Plan ("ESOP") and the restricted shares awarded under the Recognition and Retention Plan ("RRP") in accordance with American Institute of Certified Public Accountants ("AICPA") Statement of Position 93-6, "Employers' Accounting for Employee Stock Ownership Plans," which prescribes that shares held by the ESOP and the restricted shares awarded under the RRP are not considered in the weighted average number of shares of common stock outstanding until such shares are committed for allocation to an ESOP participant's individual account or vested, in the case of the RRP.

Statements Of Cash Flows

For purposes of the consolidated statements of cash flows, Sobieski considers cash and federal funds sold to be cash and cash equivalents.

Supplemental disclosures of cash flow information and noncash investing and financing activities for the years ended June
30, 1998, 1997 and 1996 are as follows:

                                 	 	 	 		Years Ended June 30,
                          							 	 	 	1998 	 	 	1997 	 	 	1996
Supplemental disclosures
Of cash flow information:
Cash paid during the years
for:
Interest              	 	 	  $ 3,592,989 	   $ 3,154,873 	  $ 3,033,648
Income taxes 	 	                	360,000     	 	 202,177 	     	 59,060

Noncash investing and
financing activities:
Loans transferred to
real estate owned 	             	164,393 	      	 11,037 	 	    -



B.		CONVERSION TO STOCK SAVINGS AND LOAN ASSOCIATION.

On October 4, 1994, the Board of Directors of Sobieski Federal
Savings and Loan Association of South Bend adopted a Plan of
Conversion (the "Conversion") to convert from a federally-chartered mutual savings and loan association to a federally chartered stock savings and loan association.

Sobieski Bancorp, Inc. was organized as a Delaware corporation in December 1994 for the purpose of acquiring all of the issued and outstanding capital stock of Sobieski Federal Savings and Loan Association of South Bend issued in the Conversion.

In connection with the Conversion, on March 30, 1995 Sobieski sold 966,000 shares of its common stock, par value $.01 per
share, including 77,280 shares acquired by the newly formed
ESOP, for $10 per share.
B.		CONVERSION TO STOCK SAVINGS AND LOAN ASSOCIATION, Concluded.

At the time of the Conversion, the Association established a liquidation account in an amount equal to the Association's retained earnings as of September 30, 1994. The liquidation account will be maintained for the benefit of depositors, as of the eligibility record date and supplemental eligibility record date, who continue to maintain their deposits with the Association after the Conversion. In the event of a complete liquidation of the Association (and only in such event), each eligible depositor will be entitled to receive a liquidation distribution from the liquidation account, in the proportionate amount of the then current adjusted balance for deposits then held, before any liquidation distribution may be made with respect to the stockholders.

Current regulations allow Sobieski to pay dividends on its common stock if its regulatory capital would not thereby be reduced below the amount then required for the aforementioned liquidation account. Also, capital distribution regulations limit Sobieski's ability to make capital distributions which include dividends, stock redemptions, repurchases and other transactions charged to the capital account based on its capital level and supervisory condition.



C.		INVESTMENT SECURITIES AND MORTGAGE-BACKED SECURITIES.

The amortized cost and estimated aggregate fair value of investment securities and mortgage-backed securities at June
30, 1998 are as follows:

 	 	 	                                	 Available-For-Sale
             	 	 	 	 	 	 	 	 	  	         Gross 	   Gross
                                      Unrealized  Unrealized    Estimated
                   	 	 	   Amortized   Holding 	   Holding 	     Aggregate
                       	 	 	   Cost 	   Gains 	   Losses 	     Fair Value

U.S. Treasury
obligations           	 $ 499,267 	   $  484 	   $ 	(31) 	     $  499,720
Mortgage-backed
securities 	 	            603,381 	     	678 	    (9,509)      	  594,550
Total               	 	$1,102,648 	   $1,162 	   $(9,540)      $1,094,270

                                  	 	 	 	Held-To-Maturity
      	 	 	 	 	 	 	 	 	   	         	   Gross 	   Gross
                                      Unrealized  Unrealized    Estimated
                  	 	 	   Amortized   Holding 	   Holding 	     Aggregate
                     	 	 	   Cost 	   Gains   	   Losses 	     Fair Value

Mortgage-backed
securities           	 	$9,943,105 	   $74,518 	   $(129,323) 	$9,888,300


The amortized cost and estimated aggregate fair value of investment securities and mortgage-backed securities at June 30, 1998, by contractual maturity (except for mortgage- backed securities), are shown in the following table. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

C.INVESTMENT SECURITIES AND MORTGAGE-BACKED SECURITIES,
Continued
                          	 	 	Available-For-Sale 	 	Held-To-Maturity
                	 	 	 	  	 	 	   Estimated 		       	 Estimated
                      	 	     Amortized Aggregate 	   Amortized Aggregate
                        	 	 	Cost 	   Fair Value 	    Cost 	 Fair Value
Due in one year
or less 	                  $ 499,267  $ 	499,720 	 $     - 	   $   -
Mortgage-backed
securities 	                	603,381    	594,550 	   9,943,105   9,888,300
Total 	                   $1,102,648  $1,094,270 	  $9,943,105  $9,888,300


The amortized cost and estimated aggregate fair value of
investment securities and mortgage-backed securities at June
30, 1997 are as follows:
                                  	 	 	 	 	Available-For-Sale
                                  	 	 	 	 	Gross 	    Gross
                               	 	 	 	  	Unrealized 	 Unrealized   Estimated
                             	Amortized	 Holding 	    Holding 	  Aggregate
                          	 	 	Cost 	    	Gains     	 Losses 	  Fair Value
U.S. Treasury
obligations               $  1,299,335 	$   111 	 $ (2,298) 	  $ 1,297,148
Mortgage-backed
securities 	                	1,790,203 	 10,609 	  (20,602) 	    1,780,210
Total                 	   $ 	3,089,538 	$10,720 	 $(22,900) 	  $ 3,077,358


                                        					Held-To-Maturity
                                    	 	 	 	Gross 	   Gross
                               	 	 	 	 	Unrealized 	 Unrealized   Estimated
                        	 	 	Amortized 	Holding    	 Holding 	  Aggregate
                            	 	 	Cost 	 	Gains      	 Losses 	  Fair Value
U.S. Treasury
obligations                $ 	1,000,000 	$ 12,900 	 $  - 	       $ 1,012,900
Mortgage-backed
securities 	                 11,929,352 	  27,288 	 (339,140) 	   11,617,500
Total 	                    $ 12,929,352 	$ 40,188 	$(339,140) 	  $12,630,400

There were no purchases of available-for-sale securities in 1998. Purchases of available-for- sale securities for the years ended June 30, 1997 and 1996 totaled $12,415 and $2,621,645, respectively. There were no purchases of held-to-maturity securities in 1998 or 1997. Purchases of held-to-maturity securities for the year ended June 30, 1996 totaled $2,546,969.

C.INVESTMENT SECURITIES AND MORTGAGE-BACKED SECURITIES,
Concluded.

Proceeds from the sales of available-for-sale securities for the years ended June 30, 1998 and 1997 totaled $781,420 and $1,227,149, respectively, with gross realized gains on those sales of $13,165 and $63,535, respectively. Proceeds from the sale of a held-to-maturity security during the year ended June 30, 1998 totaled $1,006,563, with a gross realized gain of $6,563. This security was sold as it was within three months of maturity. There were no sales of investment securities or mortgage-backed securities during the year ended June 30, 1996.

As required by the Federal Home Loan Bank of Indianapolis,
Sobieski must hold FHLB stock equal to at least 5% of outstanding advances. As of June 30, 1998 and 1997, Sobieski was in compliance with this requirement.

The mortgage-backed securities held by Sobieski consist primarily of FNMA, GNMA and FHLMC pass-through certificates which are issued by those respective agency programs, as sponsored by the United States Government.

D. LOANS.

Loans consisted of the following:

                                            							June 30,
                                     	 	 	 	 	 	1998 	 	 	1997
One-to-four family mortgage
loans 	                             			$  68,616,471 	 $  55,714,150
Construction and commercial
mortgage loans 		 	                        6,785,532	      3,928,023
Share loans                             				 146,589 	     	 146,561
Small Business Administration
pass-through certificates 	                2,404,601	      2,454,856
                                  					   77,953,193 	    62,243,590
Less:  Undisbursed portion of
loans in process                     			   1,016,495      		 882,268
Allowance for loan losses                  		240,000      		 200,000
Deferred loan fees (costs), net             	(15,933)     		  26,678
Loans, net                         				$  76,712,631 	  $ 61,134,644



Sobieski grants loans to its officers and directors in the normal course of its business. Management believes that these loans do not involve more than normal risk of collectibility. Related party loans, exclusive of those not exceeding $60,000 in the aggregate to any such persons, aggregated $846,138 and $145,000 at June 30, 1998 and 1997, respectively. Proceeds from and payments on such loans aggregated $733,363 and $32,225, respectively, during the year ended June 30, 1998.


D. LOANS, Concluded.

The following is a summary of activity in the allowance for loan losses:

                                          					Years Ended June 30,
                                							 	 	   1998 	 	 	1997 	 	 	1996
Balance, beginning
of year                            			$  200,000 		$  200,000 		$   200,000
Provision charged to
expense 			                               40,000 		       	 - 		     	  -
Charge-offs                            		     - 		        	 - 	     		  -
Balance, end of year                 	$  240,000 		$  200,000 		$   200,000


Nonaccrual loans totaled approximately $188,000, $126,000 and $90,000 at June 30, 1998, 1997 and 1996, respectively.



E. PROPERTY AND EQUIPMENT.

Property and equipment and related accumulated depreciation and amortization consisted of the following:

                                             							June 30,
                                    	 	 	 	 	 	1998 	 	 	    1997
Land                                 					$ 	169,518   		$  	169,518
Office buildings                    			    1,698,266 		    1,696,031
Leasehold improvements                    			 71,481      			 66,927
Furniture and equipment                    		588,159      			580,622
                                  					    2,527,424 		    2,513,098
Less, Accumulated depreciation
and amortization                         				603,918      			484,788
Property and equipment, net           	$   1,923,506 		$   2,028,310


F. OTHER ASSETS.

Other assets consisted of the following:

                                              							June 30,
                                     	 	 	 	 	 	1998 	 	 	   1997
Accrued interest receivable:
Loans                                 				$   444,451 		$   300,583
Mortgage-backed securities               	     69,159 		     92,092
Investment securities 	                       		8,350 		     23,004
Interest-bearing deposits                     		  698      			  963
Prepaid expenses and other               	     71,623  	     50,030
Total                                 				$   594,281 		$   466,672


G.  DEPOSITS.

Deposits consisted of the following:

                                       	 	 	 	 	 	June 30,
                                  					 	 	1998 	 	 		         1997
                                     	 	 	 	 		Percent 		           Percent
                                  	 	Amount   	of Total 	  Amount 	 of Total
NOW accounts, 2.75%               $	3,575,932 	 5.9%  	$ 3,875,715      6.5%
Money market accounts,
2.75-3.00%                       			2,060,436 	 3.4   	  2,171,804      3.7
Passbook accounts,
2.50% 		                           13,918,620 	23.0   	 15,170,287     25.5
Certificates of deposit
And IRA accounts:
				3.51-5.00% 	                   	3,587,725 	 5.9   	  9,039,019     15.2
   	5.01-6.00%                     24,711,312 	40.9   	 18,774,255     31.6
   	6.01-8.00% 	                   12,663,221 	20.9   	 10,355,550     17.5
                           			     40,962,258 	67.7   	 38,168,824     64.3
	Total 	                         $ 60,517,246 100.0%   $ 59,386,630    100.0%

The weighted average interest rates on certificates of deposit and IRA accounts were 5.9% and 5.62% at June 30, 1998 and 1997, respectively.

The aggregate amount of certificates of deposit and IRA accounts with a minimum denomination of $100,000 was approximately
$3,915,800 and $2,235,600 at June 30, 1998 and 1997,
respectively. Deposits in denominations greater than $100,000 are in excess of federally insured limits.

At June 30, 1998, scheduled maturities of certificates of deposit and IRA accounts for the years ending June 30 are as follows:


                 1999	    2000       	 2001 	     2002      	2003	 	Total
3.51-5.00% 	$ 3,576,968 $    10,757 $    -     $    -     $   - 	 $  3,587,725
5.01-6.00% 	 12,290,872   8,641,642	 2,119,492  1,557,689  101,617  24,711,312
6.01-8.00% 	  9,842,622   2,485,867	    50,000    284,732    - 	    12,663,221
         	 	$25,710,462 $11,138,266 $2,169,492 $1,842,421 $101,617 $40,962,258


G.  DEPOSITS, Concluded.

Interest expense on deposits is summarized as follows:
                                	 	 	 	 	 	     Years Ended June 30,
                                				  		 	 	 1998 	       1997 	      	1996
NOW and money market accounts            $ 	115,385   $   117,653 	$   128,385
Passbook accounts                          	360,530 	     373,848 	    456,114
Certificates of deposit and
IRA accounts 			                          2,280,008    	2,290,818 	  2,432,193
Total                             				  $ 2,755,923   $	2,782,319 	$ 3,016,692


H.	FEDERAL HOME LOAN BANK ADVANCES.

Advances from the Federal Home Loan Bank of Indianapolis at June
30, 1998 consisted of the following:

Variable interest rate (5.71% at June 30, 1998),
maturing on July 9, 1998                   	 	 	 	 $   700,000
Variable interest rate (5.82% at June 30, 1998),
maturing on July 20, 1998 	 	 	                        700,000
Variable interest rate (5.768% at June 30, 1998),
maturing on July 30, 1998 	 	 	 	                      900,000
Variable interest rate (6.00% at June 30, 1998),
maturing on July 30, 1998 				                         500,000
Variable interest rate (5.74% at June 30, 1998),
maturing on August 14, 1998 		              	    	   1,400,000
Variable interest rate (5.736% at June 30, 1998),
maturing on September 14, 1998 		                	   3,500,000
5.31%, maturing on February 19, 2003            		   4,000,000
5.33%, maturing on February 26, 2003            		   1,750,000
5.45%, maturing on June 23, 2003               			   3,000,000
5.09%, maturing on June 2, 2008 			                  2,000,000
Total                                      							$ 18,450,000


As of June 30, 1998, annual maturities of Federal Home Loan Bank advances for each of the next five years ending June 30 are as follows: 1999 - $7,700,000; 2000 - $0; 2001 - $0; 2002 - $0 and
2003- $8,750,000.


H.	FEDERAL HOME LOAN BANK ADVANCES, Concluded.

Advances from the Federal Home Loan Bank of Indianapolis at June
30, 1997 consisted of the following:

5.92%, maturing on July 7, 1997              			  $   500,000
Variable interest rate (5.79% at June 30, 1997),
maturing on July 10, 1997 	                    	 	 	 	700,000
5.92%, maturing on July 28,1997 	               	 	  	900,000
Variable interest rate (6.97% at June 30, 1997),
maturing on August 11, 1997 	 	                  	 	 	900,000
Variable interest rate (6.97% at June 30, 1997),
maturing on August 14, 1997                      					500,000
Variable interest rate (5.78% at June 30, 1997),
maturing on September 8, 1997                			    2,000,000
Variable interest rate (6.97% at June 30, 1997),
maturing on November 26, 1997 	                    			500,000
5.81%, maturing on December 8, 1997	             	 	 	500,000
5.77%, maturing on May 28, 1998 	            	 	    1,000,000
5.75%, maturing on June 18, 1998 	           	 	    2,000,000
Total  	                                  						$   9,500,000

The advances are collateralized by all mortgage loans and mortgage-backed securities issued or guaranteed by the Federal Home Loan Mortgage Corporation, the Federal National Mortgage Association or the Government National Mortgage Association.


I. INCOME TAXES.

Income taxes consist of the following:
                             	 	 	 	 	 	 	 	 	 				Years Ended June 30,
                                       							 1998 	    	1997 	 	     1996
Federal:
  Current 	                              	$ 332,000 	  $  106,500 	$  132,300
 	Deferred 	                                (29,000)    	 	28,000 	    39,500
                                   	 	 	 	  303,000 	     134,500 	   171,800
State                                  			   95,000     	 	47,000 	    41,000
 	Total                                 		$ 398,000 	  $  181,500 	$  212,800


The provision for income taxes differs from the expected amounts
(computed by applying the federal statutory corporate income tax rate of 34% to income before income taxes) as follows:
                                                    	Years Ended June 30,
                                   							 	   1998 	    	1997 	 	     1996
Computed statutory tax
provision 		                              	$ 320,300 	 $  145,800 	 $ 186,400
State income taxes,
net of federal
income tax benefit 	                          62,700 	     31,000 	    27,100
Non-deductible portion
of ESOP contributions                         23,300 	     14,100 	     7,200
Business meals and
entertainment 		                               2,900     	 	5,300       5,600
Other, net 			                               (11,200) 	   (14,700) 	 (13,500)
                              	 	 	 	 	 	 	$ 398,000 	 $  181,500 	 $ 212,800

Effective tax rate 	                             42.2%  	 	42.3%  	    38.8%

The components of the net deferred tax asset (liability) at June
30, 1998 and 1997 were as follows:
                                    	 	 	 	 	 						     June 30,
                                     				 	 	       1998 	       1997
Deferred tax asset (liability):
Deferred loan fees (costs) 	                	$   (7,400)   	$   4,600
Allowance for loan losses                  		    81,600  	 	   68,000
Special tax bad debt deductions             	   (66,900) 	    (83,700)
Depreciation and amortization                   	 	(800)  	   (11,500)
Net unrealized depreciation of
 available-for-sale securities              	     2,849  	 	    4,823
Other, net 					                                  5,500  	 	    5,600
Net deferred tax asset (liability)          	$   14,849     $ (12,177)


J. RETIREMENT AND BENEFIT PLANS.

Sobieski has a defined contribution retirement plan under
Section 401(k) of the Internal Revenue Code. Substantially all employees of Sobieski are eligible to participate in the plan. Under the plan, Sobieski matches a percentage of participating employee contributions and may also provide an additional annual discretionary contribution. Retirement plan expense for the years ended June 30, 1998, 1997 and 1996 was $6,781, $10,312 and
$13,383, respectively.

Sobieski has an ESOP for the benefit of Sobieski employees who meet certain eligibility requirements including having completed 1,000 hours of credited service within a twelve- month period with Sobieski. The ESOP trust acquired 77,280 shares of Sobieski's common stock with proceeds from a loan from Sobieski. Sobieski makes cash contributions to the ESOP on a semi-annual basis in amounts sufficient to enable the ESOP trustee to make its required debt service payments to Sobieski.

The promissory note payable to Sobieski by the ESOP trustee bears interest at 7.78% with interest and principal payments due in twenty-four (24) consecutive semi-annual installments on the last day of June and December continuing until December 31, 2006. The note is collateralized by the unallocated shares of Sobieski's common stock held by the ESOP.

As the ESOP promissory note is repaid, shares of Sobieski's common stock are released from collateral and allocated to qualified ESOP participants based on the proportion of debt service paid during the period. Sobieski accounts for the ESOP in accordance with AICPA Statement of Position 93-6. Accordingly, the unallocated shares pledged as collateral are reported as a reduction of stockholders' equity in the consolidated statements of financial condition. As shares are committed for release from collateral, the Association records contribution expense equal to the average market value of the released shares, and the released shares become outstanding for earnings per common share computations. Contribution expense related to the ESOP was $144,019, $138,345 and $82,513 for the years ended June 30, 1998, 1997 and 1996, respectively.

Following is a summary of shares held by the ESOP trust as of June 30, 1998:

Allocated shares 	   	 	 				26,895
Unreleased shares 	    	 				50,385
Total ESOP shares 	 	    				77,280
Fair value of unreleased shares at June 30, 1998 $   944,700


J.  RETIREMENT AND BENEFIT PLANS, Concluded.

Effective July 1, 1998, Sobieski established non-qualified supplemental benefit plans for certain of its officers and directors. These plans generally provide for the payment of supplemental retirement benefits over a period of ten (10) years, beginning with the later of (a) the officer's or director's attainment of a specified retirement age; or (b) upon termination of the officer's employment with Sobieski or the director's termination as a member of Sobieski's Board of Directors. The estimated aggregate present value of these future benefits will be accrued over the average remaining service life of the officer and director group commencing July 1, 1998. Sobieski will also maintain life insurance contracts on the officers and directors to provide funding for the retirement obligations. No compensation expense associated with these agreements has been recorded at June 30, 1998.


K.	INCENTIVE STOCK PLANS.

Sobieski has two incentive stock plans; the Recognition and Retention Plan ("RRP") and the 1995 Stock Option and Incentive
Plan (the "Stock Option Plan").

Under the RRP, an aggregate of 38,640 shares of Sobieski's common stock have been re- served for the awarding of restricted shares to Sobieski's directors, officers and employees. Awards of common stock granted under the RRP vest in five equal annual installments beginning on the first anniversary of stockholder approval of the RRP and are subject to forfeiture in the event the recipient terminates employment with Sobieski for any reason other than death or disability. RRP shares become free of all restrictions and are distributed to recipients on the date on which they vest. As of June 30, 1998 and 1997, an aggregate of 25,640 and 23,040 shares, respectively, of Sobieski's common stock, with a market value of $318,720 and $267,020, respectively, at the respective dates of grant, have been awarded under the RRP. Contribution expense recognized for the years ended June 30, 1998, 1997 and 1996 related to the award of RRP shares was $57,778, $48,295 and $31,095, respectively.

Pursuant to the Stock Option Plan, an aggregate of 96,600 shares of Sobieski's common stock have been reserved for the granting of stock options and other long-term incentive awards to Sobieski's directors, officers and employees. Incentive and non-qualified stock options may be granted under the Stock Option Plan at exercise prices of not less than the fair market value of Sobieski's common stock at the date of grant, become exercisable at the rate of 20% per year commencing on the first anniversary of the date of grant and have terms not exceeding ten years.

K.	INCENTIVE STOCK PLANS, Concluded.

The following is a summary of the activity with respect to Sobieski's Stock Option Plan for the three years ended June 30,
1998:

 	 	 	 	 	 	 	 	 	 	 	 	 						              			Weighted-
                                        								Average
                                   	 	 	 	 	 	 	Exercise
                          	 	 	 	 	Number of 	 	Price
                             	 	 	 	 	Shares 	 	Per Share
Outstanding, July 1, 1995 	              - 	 		$      -
Granted 		                        		42,480 	 	     12.63
Outstanding, June 30, 1996  	       42,480 	 	     12.63
Granted 	 	                      	 	19,320 	 	     12.50
Canceled 	 	                     	 	(9,000)  	     12.63
Outstanding, June 30, 1997         	52,800 	 	     12.58
Granted 	                        			11,500 	 	     19.21
Outstanding, June 30, 1998         	64,300 	 	     13.77

At June 30, 1998, options exercisable under the Stock Option Plan totaled 17,256 shares and had a weighted-average exercise price per share of $12.60. At June 30, 1997, options exercisable under the Stock Option Plan totaled 6,696 shares and had a weighted-average exercise price per share of $12.63. For options outstanding at June 30, 1998, the exercise price per share ranged from $12.50 to $21.25 and the weighted-average remaining contractual life of the options was 8 years. As of June 30, 1998, 32,300 shares of common stock were reserved for future option grants under the Stock Option Plan compared to 43,800 shares as of June 30, 1997.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes Option-Pricing Model with the following weighted-average assumptions used for option grants during 1998, 1997 and 1996:

Risk free interest rate 	5.88%     Volatility rate    	 20.45%
Expected life 	       	 	7 years   Expected dividends 	  1.71%


Pro forma net income and earnings per share, reported as if compensation expense had been recognized under the fair value provisions of Statement of Financial Accounting Standards No. 123, "Accounting For Stock-Based Compensation", for Sobieski's stock option plans, were as follows for the years ended June 30:

                       	       	 	 	 	1998 	 	 	1997       	 	 	1996
Pro forma net income          	 $  519,500 	 $  225,000	   $  319,000
Pro forma earnings per share:
	Basic 	                             	 	 .73   	 	 .29   	 	 .37
 	Diluted 	 	 	                          .71   	 	 .29   	 	 .37


L.	REGULATORY CAPITAL.

Sobieski Federal Savings and Loan Association (the "Association") is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the Association's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Association must meet specific capital guide- lines that involve quantitative measures of the Association's assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Association's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Association to maintain minimum amounts and ratios of total and Tier I capital, as defined in the regulations, to risk-weighted assets, as defined, and of Tier I capital to average assets, as de- fined. As of June 30, 1998, the most recent notification from the Office of Thrift Supervision categorized the Association as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Association must maintain mini- mum total risk-based, Tier I risk-based, and Tier I leverage ratios. There are no conditions or events since that notification that management believes have changed the Association's category.

The following represents a reconciliation between the Association's stockholder's equity under generally accepted accounting principles to regulatory capital at June 30, 1998:

Stockholder's equity 	 	  	 	             	$ 	9,197,170
Add:  Net unrealized depreciation of
available-for-sale securities 	 	 	 	             5,529
Tangible and Tier I capital 	 	 	 	          	9,202,699
Add:   Allowance for loan losses 	 	 	     	    240,000
Total risk-based capital 	 	 	           	 $ 	9,442,699


L.	REGULATORY CAPITAL, Concluded.

The following are details of the Association's regulatory capital position and the related capital requirements as of June 30, 1998. Sobieski's consolidated amounts and ratios do not differ materially from the Association's capital amounts and ratios.

					                                  																	  To Be Well
                                            												  Capitalized Under
                                						    For Capital 		  Prompt Corrective
                  				     Actual     Adequacy Purposes 	 Action Provisions
                   				Amount   Ratio  Amount 	 Ratio    	Amount    Ratio
                       	 	 	 	 	   (Dollars in  Thousands)
Risk-Based Capital
(to Risk-Weighted
Assets) 	            	$ 9,443  20.69  $	3,651  > 8.0%  	$ 4,564   >10.0%
Tier I Capital
(to Risk-Weighted
Assets) 		              9,203  20.16  	1,826   >4.0%  	  2,738   > 6.0%
Tier I Capital
to Adjusted
Assets) 		              9,203  10.23  	3,598	 > 4.0%  	  4,498   > 5.0%
Tangible Capital
to Tangible
Assets) 		              9,203  10.23  	2,698  > 3.0%  	  N/A 	N/A


M.  FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK.

Sobieski is a party to loan commitments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. The loan commitments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated statements of financial condition.

Sobieski's exposure to credit loss in the event of nonperformance by the parties to the loan commitments is represented by the contractual dollar amounts of those commitments

($6,033,000 and $1,769,000 at June 30, 1998 and 1997,
respectively). Sobieski uses the same credit policies in making loan commitments as it does for on-balance-sheet instruments.

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
Financial Instruments."

The estimated fair values of Sobieski's financial instruments as of June 30, 1998 and 1997 are as follows:

         	 	 	                	 	Carrying 	           	 	Estimated
                   		 	 	 	 	 	 	Amount 		 	             Fair Value
                  		 	 	 	 	 	1998 	 	1997          		 1998     	1997
Assets:
Cash and cash
equivalents 	        $  1,291,426  $  1,251,373  $  1,291,426  $  1,251,373
Certificates of
deposit 			                   - 		      198,000 	     	 -		         198,000
Investment securities	    499,720 	   2,297,148 	     499,720     2,310,048
Mortgage-backed
securities 		          10,537,655    13,709,562 	  10,482,850    13,397,710
Loans, net 		          76,712,631    61,134,644  	 85,710,951    61,521,000
Federal Home Loan
Bank stock 		            	922,500    	  636,000 	     922,500      	636,000
Liabilities:
Deposits 	         	   60,517,246    59,386,630  	 61,155,000    59,508,000
Federal Home Loan
Bank advances      	   18,450,000    	9,500,000 	  18,971,000     9,511,000

		                                                 					Estimated
                          								Contract or 	        	Unrealized
                          								Notional Amount 		    Gain
	                             				1998 	       1997 	  1998 	    1997
Off-balance-sheet
Financial instruments:
Loan commitments -
fixed rate 		               $  1,916,000  $ 1,331,000  $  29,000   $ 13,000
Loan commitments -
adjustable rate 		             4,117,000      438,000 	       - 	       	-



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

N.	FAIR VALUE OF FINANCIAL INSTRUMENTS, Concluded.

Loans:

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

Deposits:

The estimated fair value of passbook and money market accounts and negotiable orders of withdrawal are determined by discounting estimated future cash flows using the market rates for similar deposits. Certificates of deposit and IRA accounts are segregated by original and remaining term and estimated future cash flows are discounted using rates currently offered for certificate and IRA accounts of similar remaining maturity.

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

The fair value estimates presented herein are based on pertinent information available to management as of June 30, 1998 and 1997. Estimated fair value amounts have been determined by Sobieski using available market information and a selection from appropriate valuation methodologies. However, considerable judgment is necessarily required to interpret market data to develop the estimates of fair value. Accordingly, the estimates presented are not necessarily indicative of the amount Sobieski could realize in a current market exchange. The use of different market assumptions and estimation methodologies may have a material effect on the estimated fair value amounts.


O.		PARENT COMPANY FINANCIAL INFORMATION.

Sobieski Bancorp, Inc.'s statements of financial condition at June 30, 1998 and 1997, and its related statements of income and cash flows for the years ended June 30, 1998, 1997 and 1996 are as follows:

STATEMENTS OF FINANCIAL CONDITION
at June 30, 1998 and 1997


                               	 	 	 	 	 	 	1998             	 	 	1997
ASSETS
Cash and cash equivalents 	              	$ 	437,601          	$	24,566
Loans                       	 	 	 	   	    2,624,037      	   3,089,198
Note receivable from subsidiary           	 	547,400 	          611,800
Investment in subsidiary            	 	    9,197,170      	   9,018,312
Other assets                            					 58,808      	     144,179
Total assets                      			 	$  12,865,016      	$ 12,888,055

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Note payable to subsidiary           		$ 	     - 	 	       $    500,000
Accrued income taxes and
other liabilities 			 	                          621 	          	27,260
Total liabilities 			 	                          621 	          527,260
Stockholders' equity:
Preferred stock, $.01 par value:
500,000 shares authorized; none issued 	          - 	           	   -
Common stock, $.01 par value: 3,500,000
shares authorized; 966,000 shares issued       9,660 	          	 9,660
Additional paid-in capital 	 	             9,217,094 	        9,147,176
Retained earnings, substantially
restricted 	 	                    	 	 	    6,963,420      	   6,670,543
Net unrealized depreciation of
available-for-sale securities 	             	 (5,529)         	 	(7,356)
                               	 	 				   16,184,645 	       15,820,023
Less, Treasury stock, at cost,
201,821 and 206,368 shares,
respectively                       				    2,816,402          2,879,878
Unallocated Employee Stock Ownership
Plan shares; 50,385 and 57,935 shares,
respectively                            					503,848 	          579,350
Total stockholders' equity          	 	   12,864,395      	  12,360,795
Total liabilities and
stockholders' equity 	               		$  12,865,016      	$ 12,888,055

O.	PARENT COMPANY FINANCIAL INFORMATION, Continued.


STATEMENTS OF INCOME
for the years ended June 30, 1998, 1997 and 1996


                   	 	 	 	 	     1998 	       	1997 	        1996
 Income:
Interest income on loans   	 $  230,959    $  231,082    $  260,652
Dividends received from
subsidiary 				                 500,266     1,449,000 	     217,350
Interest on note receivable
from subsidiary 	         		     46,345		      51,356 	      56,366
Other interest income  		            - 		         - 		         	266
Total income             			    777,570     1,731,438 	     534,634

Expenses:
Compensation and benefits 	      57,900 	      57,900   	    63,900
Occupancy and equipment         		6,000 	       6,000    	    6,000
Professional fees         		     23,622      	 37,349 	      76,098
Interest on note payable to
subsidiary 				                  23,303		      24,006 	          -
Other operating expenses 	       48,831 	      48,159 	      65,800
Total expenses           			    159,656      	173,414 	     211,798
Income before income taxes
and equity in undistributed
earnings of subsidiary 		       617,914     1,558,024    	  322,836
Income taxes             			     42,000      	 43,000    	   42,000
Income before equity in
undistributed earnings
of subsidiary            			    575,914     1,515,024 	     280,836
Equity in undistributed
earnings (losses )
of subsidiary 	           		    (31,865)   (1,267,835) 	     54,443
Net income         			     $    544,049    $ 	247,189    	$ 335,279


O.	PARENT COMPANY FINANCIAL INFORMATION, Concluded.

STATEMENTS OF CASH FLOWS
for the years ended June 30, 1998, 1997 and 1996

                                   	 	 	 	 	 	1998 	 	 1997 	   1996
Cash flows from operating
activities:
Net income                        				$  544,049 	  $  247,189 	$  335,279
Adjustments to reconcile net
income to net cash provided
by operating activities:
Equity in undistributed
losses (earnings) of
subsidiary 				                         31,865 	     1,267,835 	   (54,443)
Decrease (increase) in
other assets 			                        85,371 	     	(111,453) 	     2,597
Increase (decrease) in
accrued income taxes
and other liabilities             		   (26,639)        (44,852) 	    37,665
Net cash provided by
operating activities              		   634,646	       1,358,719 	   321,098
Cash flows from investing
activities:
Payments received on note
receivable from subsidiary         	    64,400 	     	  64,400 	    96,600
Net decrease in loans
purchased from subsidiary
and principal collections
on loans 	                       			   465,161      		 203,525	   282,983
Net cash provided by
investing activities              		   529,561      		 267,925 	   379,583
Cash flows from financing
activities:
Proceeds from note payable
to subsidiary 			                         -		          500,000 	      	-
Payments on note payable
to subsidiary 			                     (500,000) 	          - 	       	-
Purchase of treasury stock	                  - 	    (2,011,403)	   (909,457)
Cash dividends 			                    (251,172)      	(115,248)      		-
Net cash (used in) financing
activities                      				  (751,172)     (1,626,651) 	   (909,457)
Net increase (decrease) in
cash and cash equivalents 	            413,035          			(7) 	   (208,776)

Cash and cash equivalents:
Beginning of year                 		    24,566 		       24,573 	     233,349
End of year                      			$  437,601 	    $   24,566 	  $ 	24,573

These financial statements should be read in conjunction with Sobieski's consolidated financial statements and notes thereto.

SOBIESKI BANCORP, INC.
STOCKHOLDER INFORMATION

ANNUAL MEETING

The Annual Meeting of Stockholders will be held at 2:00 p.m., South Bend, Indiana, time on October 19, 1998 at the office of Sobieski Bancorp, Inc., 2930 W. Cleveland Road, South Bend,
Indiana 46628.

STOCK LISTING
Sobieski Bancorp, Inc. common stock is traded on the NASDAQ
System under the symbol "SOBI".


MARKET AND DIVIDEND INFORMATION
The Company's ability to pay dividends to its stockholders is substantially dependent upon the dividends it receives from Sobieski Federal. Under current regulations, the Association is not permitted to pay dividends if its regulatory capital would thereby be reduced below (1) the amount then required for the liquidation account established in connection with the Association's conversion from mutual to stock form, or (2) the regulatory capital requirements imposed by the Office of Thrift Supervision. Capital distributions are also subject to certain limitations based on Sobieski Federal's net income. See Note B of Notes to Consolidated Financial Statements. The Association's total capital at June 30, 1998 exceeded the amounts of its liquidation account and regulatory capital requirements.

The following table sets forth the per share price range of the Company's common stock and dividends paid for each quarter of fiscal 1998 and 1997. The prices reflect interdealer quotations without retail markup, markdown or commissions, and do not necessarily reflect actual transactions.

              		 			         1998 	 	 	        	 1997
                  			High 	Low 	Dividends 	High 	Low 	Dividends
First Quarter 	    $17.75 	$14.75  $0.08   $12.75  $11.75 $ 	-
Second Quarter 	    20.38   18.00   0.08    17.00   12.75  	-
Third Quarter 	     24.25   18.25   0.08    15.50   14.00    0.07
Fourth Quarter  	   21.25   18.75   0.08    15.25   14.50    0.07


At August 20, 1998, there were 782,000 shares of Sobieski
Bancorp, Inc. common stock issued and outstanding and there were approximately 375 holders of record.


STOCKHOLDER AND GENERAL INQUIRIES:		TRANSFER AGENT:
Thomas F. Gruber					Registrar and Transfer Co.
President and Chief Executive Officer	10 Commerce Drive
Sobieski Bancorp, Inc.				Cranford, NJ 07016
2930 W. Cleveland Road
South Bend, Indiana 46628
(219) 271-8300


ANNUAL AND OTHER REPORTS
A copy of Sobieski Bancorp, Inc.'s Annual Report on Form 10-KSB for the year ended June 30, 1998, as filed with the Securities and Exchange Commission, may be obtained without charge by contacting Thomas F. Gruber, President and Chief Executive Officer, Sobieski Bancorp, Inc., 2930 W. Cleveland Road, South Bend, Indiana (219) 271-8300.

SOBIESKI BANCORP, INC.
CORPORATE INFORMATION

COMPANY AND BANK ADDRESS
2930 W. Cleveland Road
South Bend, Indiana 46628
Telephone: (219) 271-8300
Fax: (219) 271-3269


BOARD OF DIRECTORS
Thomas F. Gruber		                      			  Robert J. Urbanski
President and Chief Executive Officer      	 President
of Sobieski Bancorp, Inc. and		             	TransTech Electric, Co. and
Sobieski Federal Savings and Loan		          Chairman of the Board of
Association					                            	Sobieski Bancorp, Inc. and
                                      							Sobieski Federal Savings and Loan
                                        					Association

Joseph F. Nagy	                          				Leonard J. Dobosiewicz
Auditor, St. Joseph County	                		Maintenance Professional

Joseph A. Gorny			                         		George J. Aranowski
Owner, Liquor Store	                      			Public Accountant

EXECUTIVE OFFICERS

Thomas F. Gruber		                         		Marsha Nafrady
President and Chief Executive Officer	       Secretary and Treasurer

Arthur Skale				                            	Gregory J. Matthews
Chief Financial Officer				                  Vice President of Operations



INDEPENDENT AUDITORS		      GENERAL COUNSEL		        SPECIAL COUNSEL

PricewaterhouseCoopers LLP  Kenneth Fedder,Esq.  Silver,Freedman & Taff,L.L.P.
4101 Edison Lakes Parkway   205 West Jefferson Blvd.	 1100 NewYork Avenue, NW
Suite 200			                South Bend, Indiana 46601	 Seventh Floor
Mishawaka, Indiana 46545						                         Washington DC 20005



Exhibit 21


SUBSIDIARIES OF THE REGISTRANT

							                                 State of 	    Percentage
Parent		                	Subsidiary	   Incorporation  of Ownership

Sobieski Bankcorp, Inc.	Sobieski Federal
                        Savings and Loan
                        Association
                                    					United States	          100%