Form 10QSB
period 1998-09-30
SOBIESKI BANCORP INC
filed 1998-11-13
CIK 934860

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB


[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30,1998

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission file number  0-25518


SOBIESKI BANCORP, INC.
(Exact name of small business issuer as specified in its charter)


Delaware               					    35-1942803
(State or other jurisdiction of			(IRS Employer Identification No.)
incorporation or organization)

2930 W. Cleveland Road, South Bend, Indiana			       46628
(Address of principal executive offices)			    (Zip Code)

Issuer's telephone number, including area code:		(219) 271-8300

Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes[X]          No [ ]


As of November 3,1998, there were 761,900 shares of the registrant's common stock issued and outstanding.


SOBIESKI BANCORP, INC.
AND SUBSIDIARY

INDEX

													 		 	  Page
																Number

PART I.		FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Consolidated Statements of Financial Condition			1
Condensed Consolidated Statements of Income 						2
Condensed Consolidated Statements of Cash Flows						3
Notes to Condensed Consolidated Financial Statements				4-6

Item 2. Management's Discussion and Analysis of Financial Condition
and Results of Operations											7-11

PART II. 	OTHER INFORMATION

Item 1. Legal Proceedings											12

Item 2. Changes in Securities										12

Item 3. Defaults Upon Senior Securities								12

Item 4. Submission of Matters to a Vote of Security Holders			12

Item 5. Other Information											12

Item 6. Exhibits and Reports on Form 8-K							12

SIGNATURES															13



PART I.  Financial Information
Item 1. Financial Statements

Sobieski Bancorp, Inc. And Subsidiary
Condensed Consolidated Statements Of Financial Condition
September 30,1998 and June 30,1998

								                                     September 30,	      June 30,
				ASSETS				                                       1998      	     1998
												(Unaudited)
Cash, including interest-bearing
deposits in other financial
institutions of $ 3,078,376 and $ 442,725,
respectively					                          			$  5,524,308		$  1,291,426
Federal funds sold.							                       1,318,000
Investment securities, available-for-sale
(amortized cost of   $399,573 and $499,267,
respectively)							                            		 400,345	   		 499,720
Mortgage-backed securities, available-
for-sale (amortized  cost of $573,108  and
$603,381, respectively)				                    			 564,106	   		 594,550
Mortgage-backed securities, held-to-
maturity (market value of approximately
$ 9,287,279 and $ 9,888,300, respectively)     		9,316,581  			9,943,105
Loans receivable, net						                     81,222,741	   76,712,631
Federal Home Loan Bank stock, at cost		          1,162,500  			  922,500
Property and equipment, net					                 1,935,717  			1,923,501
Other assets								                               650,944  			  609,130
Total assets							                         	 $102,095,242	 $ 92,496,568


LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Deposits			                             						$ 64,962,405		$ 60,517,246
Federal Home Loan Bank advances			           	  23,250,000		  18,450,000
Advances from borrowers for taxes
and insurance						                            			 600,431   			 374,627
Accrued income taxes							                            116   			 105,735
Accrued interest and other expenses			           	 307,338   			 184,565
Total liabilities                      							  89,120,290		  79,632,173

Stockholders' equity:
Preferred stock, $.01 par value:
500,000 shares authorized;    none issued	         		-		        			-
Common stock, $.01 par value:
3,500,000 shares authorized;
966,000 shares issued							                         9,660	  		    9,660
Additional paid-in capital					                  9,216,368  			9,217,094
Retained earnings, substantially
restricted									                              7,053,024  			6,963,420
Net unrealized depreciation of
securities available-for-sale	                				  (5,432)		 	   (5,529)
                                   											  16,273,620		   16,184,645
Less: Treasury stock, at cost,
200,275 and 201,821 shares,
                                   											   2,794,820		   	2,816,402
Unallocated Employee Stock
Ownership Plan shares;	50,385                					 503,848	   		  503,848

Total stockholders' equity			               		  12,974,952		   12,864,395

Total liabilities and
stockholders' equity                 					   $ 102,095,242		$  92,496,568


See accompanying notes to condensed consolidated financial statements.


Sobieski Bancorp, Inc. And Subsidiary
Condensed Consolidated Statements Of Income for the three months ended September 30, 1998 and 1997

                                           													Three Months
                                         												Ended September 30,
                                        												1998             1997
                                            													(Unaudited)
Interest Income:
Loans							                                 		$  1,567,780  		$  1,188,364
Mortgage-backed securities	                    				 141,131	  	     206,731
Interest-bearing deposits                     					  47,046     			  19,003
Investments and other 			                       			   6,405     			  81,819
Total interest income	                     				   1,762,362	  	   1,495,917

Interest expense:
Interest on deposits                         						 748,623     			 673,149
Interest on borrowings                       						 294,675     			 158,459
Total interest expense                    					   1,043,298  		     831,608

Net interest income                      						     719,064	  	     664,309

Provision for loan losses	                     				  15,000		        		   0

Net interest income after provision 		              704,064	     		 664,309
for loan losses

Non-interest income:
Fees and service charges	                      				  39,369     			  27,435
Other income									                                    48		     	  19,907

Total non-interest income                      				  39,417     			  47,342

Non-interest expenses:
Compensation and benefits                     					 282,986     			 287,422
Occupancy and equipment						                        73,666     			  68,860
Federal deposit insurance premiums			                 9,184			        9,363
Advertising and promotion					                        9,872	     		   6,175
Service bureau expense						                         37,751     			  34,828
Other operating expenses					                        68,450	     		  86,381

Total non-interest expenses                   					 481,909     			 493,029

Income before income taxes	                    				 261,572		     	 218,622
Provision for income taxes	                    				 109,400	     		  95,000


Net income 	                            							$    152,172  		$    123,622
Other comprehensive income, net of tax:
Unrealized appreciation of available-
for-sale-securities								                              97		     	  10,409

Comprehensive income                   								$    152,269  		$    134,031

Earnings per common share:
    Basic		                              						$      0.21		  	$       0.18
    Fully diluted				                        		$      0.21  			$       0.17

Dividends per common share	                 			$      0.08	  		$       0.08

See accompanying notes to condensed consolidated financial statements



Sobieski Bancorp, Inc. And Subsidiary
Condensed Consolidated Statements Of Cash Flows for the three months ended September 30, 1998 and 1997

                                             													Three Months
                                           												Ended September 30,
                                         												1998             1997
                                        												      (Unaudited)
Cash flows provided by (used in)
operating activities:
Net income			                             							$   152,172	  	$   123,622
Adjustments to reconcile net income
to net cash provided by operating activities:
Depreciation of property and equipment           				 26,254     			 26,543
Provision for loan losses							                      15,000		     	    -
Gain on sale of real estate owned, net	               			 -		      	 (2,085)
Contribution to Employee Stock
Ownership Plan									                               29,553 	     	 30,816
Contribution to Recognition and
Retention Plan			                             							 20,856     			 21,805
Amortization of premiums and accretion
of discounts, net                           									 25,247	     		 16,611
Amortization of deferred loan fees              					  8,706     			(13,071)
Increase in other assets                   						   ( 41,864)  	   (168,104)
Decrease in accrued income taxes		             		   (105,619)     		(17,422)
Increase in accrued interest
and other expenses								                            93,220		     	 99,303

Net cash provided by operating activities         			223,525	     		118,018

Cash flows provided by (used in)
investing activities:
Purchase of Federal Home Loan Bank stock		         	(240,000)	       		-
Proceeds from maturities of
investment securities					                       			 100,000      		600,000
Principal reductions of mortgage-backed
securities											                                631,243	      	569,611
Net increase in loans made to customers
and principal collections on loans				            (4,533,816)  	 (3,388,360)
Proceeds from sale of real estate owned		            			-	        		 13,122
Purchase of property and equipment				             	 (38,465)     		 (7,131)

Net cash provided by (used in)
investing activities					                     		  (4,081,038)  	 (2,212,758)

Cash flows provided by (used in)
financing activities:
Net increase (decrease) in deposits	         			   4,445,159	      (921,205)
Increase in advances from borrowers
for taxes and insurance 							                      225,804	      	305,362
Federal Home Loan Bank advances            					  10,400,000	    10,450,000
Repayment of Federal Home Loan
Bank advances									                            (5,600,000)  	 (7,500,000)
Cash dividends									                              (62,568)     		(63,827)
Net cash provided by
financing activities                     							   9,408,395	     2,270,330

Increase in cash and cash equivalents	        		   5,550,882      		175,590

Cash and cash equivalents,
beginning of period                     								   1,291,426	     1,251,373

Cash and cash equivalents, end of period   	   $   6,842,308  $   1,426,963

See accompanying notes to condensed consolidated financial statements.



Sobieski Bancorp, Inc. And Subsidiary
Notes To Condensed Consolidated Financial Statements

A. 	GENERAL.

The accompanying condensed consolidated financial statements include the accounts of Sobieski Bancorp, Inc. (the "Company") and its wholly owned subsidiary, Sobieski Federal Savings and Loan Association of South Bend (the "Association").

The condensed consolidated financial statements included herein have been prepared by the registrant pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the registrant believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of the Company's consolidated financial position, results of operations and cash flows for the interim periods presented. The consolidated results of operations for the interim periods presented are not necessarily indicative of the results that may be expected for the full year. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company's consolidated financial statements included in the Company's Annual Report on Form 10-KSB for the year ended June 30, 1998.

The Company cautions that any forward looking statements contained in this report, in a report incorporated by reference to this report or made by management of the Company involve risks and uncertainties and are subject to change based on various factors. Actual results could differ materially from those expressed or implied.

CONVERSION TO STOCK SAVINGS AND LOAN ASSOCIATION

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

Securities

Securities that may be sold as part of the Association's asset/liability or liquidity management or in response to or in anticipation of changes in interest rates and resulting prepayment risk, or for other similar factors, are classified as available-for-sale and carried at fair market value. Unrealized holding gains and losses on securities classified as available-for-sale are reported net of related deferred income taxes as a separate component of stockholders' equity. Securities that the Association has the ability and positive intent to hold to maturity are classified as held-to-maturity and carried at amortized cost. Trading securities are carried at fair market value with unrealized holding gains and losses included in earnings. Gains and losses on all securities transactions are recognized when sold as determined by the identified certificate method. The Association had no trading securities at September 30, 1998.

Allowance For Loan Losses

The allowance for loan losses is established through a provision for loan losses based on management's evaluation of the risks inherent in its loan portfolio and changes in the nature and volume of its loan activity, including those loans which are being specifically monitored by management. Such evaluation, which includes a review of loans for which full collectibility may not be reasonably assured, considers among other matters, loan classification, the estimated fair value of the underlying collateral, economic conditions, historical loan loss experience, the amount of loans outstanding and other factors that warrant recognition in providing for an adequate allowance for loan losses. A significant factor considered in the Company's allowance is its historically low level of loans other than one-to-four family real estate loans. The Company's allowance for loan losses and nonaccrual loans at September 30,1998 aggregated $255,000 and $103,739 respectively.



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

Basic earnings per share are computed by dividing net income by the weighted average number of shares of common stock outstanding. Accordingly, for the three month period ended September 30, 1998, the weighted average number of common shares used in the computation of basic earnings per share was 715,150. The weighted average number of common shares for the same period in 1997 was 703,115.

Diluted earnings per share are computed by dividing net income by the weighted average number of shares of common stock outstanding plus the dilutive effect of outstanding stock options and nonvested shares awarded under the RRP. For the three month period ended September 30, 1998, the weighted average number of common shares used in the computation of diluted earnings per share was 724,445. The weighted average number of common shares for the same period in 1997 was 712,808.

The Company accounts for the shares of common stock acquired by its Employee Stock Ownership Plan ("ESOP") and the restricted shares awarded under its Recognition and Retention Plan ("RRP") in accordance with the American Institute of Certified Public Accountants Statement of
Position 93-6, "Employers' Accounting For Employee Stock Ownership Plans", which prescribes that shares held by the ESOP and the restricted shares awarded under the RRP are not considered in the weighted average number of shares outstanding until such shares are released for allocation to an ESOP participant's individual account or vested, in the case of the RRP.

Comprehensive Income

The Company has adopted Statement of Financial Accounting Standard
(SFAS) No. 130, "Reporting Comprehensive Income," effective July 1, 1998. SFAS No. 130 establishes standards for the reporting and disclosure of comprehensive income and its components in a full year set of general purpose financial statements. Presently, the only component of comprehensive income not already included in net income is unrealized appreciation or depreciation on available-for-sale investment securities.

Non-Qualified Supplemental Benefit Plans

Effective July 1, 1998, The Company established non-qualified supplemental benefit plans for certain of its officers and directors. These plans generally provide for the payment of supplemental retirement benefits over a period of ten (10) years, beginning with the later of (a) the officer's or director's attainment of a specified retirement age; or
(b) upon termination of the officer's employment with The Company or the director's termination as a member of The Company's Board of Directors. The estimated aggregate present value of these future benefits will be accrued over the average remaining service life of the officer and director group commencing July 1, 1998. The Company will also maintain life insurance contracts on the officers and directors to provide funding for the retirement obligations. Compensation expense associated with these agreements aggregated $12,100 for the three-month period ended September 30, 1998





Item 2.  Management's Discussion And Analysis of Financial
Condition And Results of Operations

Forward-Looking Statements

When used in this Form 10-QSB and in future filings by the Company with the Securities and Exchange Commission (the "SEC"), in the Company's press releases or other public or share- holder communications, and in oral statements made with the approval of an authorized executive officer, the words or phrases "will likely result," "are expected to," "will continue," "is anticipated," "estimate," "project", "believe" or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995.
Such statements are subject to certain risks and uncertainties, including, among other things, changes in economic conditions in the Company's market area, changes in policies by regulatory agencies, fluctuations in interest rates, demand for loans in the Company's market area and competition, that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. The Company wishes to advise readers that the factors noted above could affect the Company's financial performance and could cause the Company's actual results for future periods to differ materially from those anticipated or projected.

The Company does not undertake and specifically disclaims any obligation to publicly release the result of any revisions which may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

Financial Condition

The Company's total assets increased $9.6 million during the three months ended September 30, 1998 to $102.1 million from $92.5 million at June 30, 1998. This increase was mainly due to an increase in net loans of $4.5 million, along with increases in cash and due from financial institutions of $1.6 million, interest-bearing demand deposit increases of $2.6 million and federal funds investments of $1.3 million. These increases were offset by a decrease of $.8 million in the security portfolio. The increase in loans was a result of purchasing participation interests in commercial loans, and increased originations of commercial, home equity and mortgage loans.

The Company's total liabilities increased $9.5 million from $79.6 million at June 30, 1998 to $89.1 million at September 30,1998. The increase was primarily attributable to an increase in Federal Home Loan Bank ("FHLB") advances of $4.8 million and increased deposits of $4.5 million. The FHLB advances were primarily used to fund the increase in home equity loans along with mortgage loans and purchases of participation interests in commercial loans. The deposit increase of $4.5 million from $60.5 million at June 30,1998 to $ 65.0 million at September 30, 1998 was the result of competitive market pricing in a declining interest rate and lower stock market environment.

Stockholders' equity increased by $110,000 from $12.86 million at June 30, 1997 to $12.97 million at September 30,1998, principally the result of net income offset by cash dividends.

Results of Operations

General. The Company recorded net income for the three months ended September 30, 1998 of $152,000 which is an increase of $28,000 over
the income of $124,000 for the same period in 1997.   The increase in
net income for the three month period was primarily the result of improved net interest income along with reduced non-interest expenses offset by provisions for credit losses and higher income taxes.

7

Item 2.  Management's Discussion And Analysis of Financial
Condition And Results of Operations, Continued

Net Interest Income.

The Company's net income is primarily dependent upon net interest income. Net interest income increased by $55,000 to $719,000 for the three-month period ended September 30,1998 from $664,000 for the three month period ended September 30,1997. The increase was primarily a result of increased income earned on loans reduced by increases in interest paid on deposits and FHLB advances. The increase in interest income earned on loans was generated by the increased volume of commercial loans, home equity and residential mortgage loans.

Interest expense for the three month period ended September 30, 1998 was $1.04 million, as compared to $832,000 for the comparable period in the prior year. The increases of $212,000 in interest expense for the three-month period ended September 30, 1998 was attributable to $136,000 of added interest paid on FHLB advances, and a $76,000 increase in interest paid on deposits.

Provisions for Loan Losses.  During the three months ended
September 30, 1998, the Company's provision for loan losses was $15,000. At September 30,1998, the company's allowance for loan losses totaled $255,000 or .31% of net loans receivable and 246% of total non-performing loans.

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

Non-Interest Income. Non-interest income consists primarily of fees and service charges on deposit accounts and other income. Non-interest income decreased to $39,000 for the three months ended September 30, 1998 as compared to $47,000 for the same period last year. The decrease was due primarily to non-recurring prior period loss recoveries offset by $12,000 of increased service fees.

Non-Interest Expenses. Non-interest expenses decreased $11,000 to $482,000 for the three-month period ended September 30, 1998, compared to $493,000 for the same three-month period last year. The decrease in expense was primarily the result of reduced compensation and benefits expenses and lower other operating expenses offset by increased occupancy and equipment expenses, higher advertising and promotions expenditures and increased service bureau expenses.


Income Taxes/Benefit. Income taxes for three months ended
September 30, 1998 were $109,000 on pre-tax income of $262,000, an effective tax rate of 41.8%. For the three months ended September 30, 1997, an income tax of $95,000 resulted from the pre-tax income of $219,000.
The Company's effective tax rate for the three-month period ended
September 30, 1997 was 43.5%.



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

Federal regulations require the Company to maintain minimum levels of liquid assets. The required percentage has varied from time to time based upon the economic conditions and savings flows and is currently 5% of net withdrawable savings deposits and borrowings payable on demand or in one year or less during the preceding calendar month. Liquid assets for purposes of this ratio include cash, certain time deposits, U.S. Government obligations, government agency and other securities and obligations generally having remaining maturities of less than five years. The
Company has maintained its liquidity ratio at levels in excess of those required. At September 30, 1998, the Company's liquidity ratio was 26.20%.

At September 30, 1998, the Company had $23.3 million in outstanding advances from the FHLB used primarily to fund purchases of participation interests in commercial loans, internally originated loans, and other investments.

The Company uses its liquidity resources principally to meet ongoing commitments to fund maturing certificates of deposit and deposit withdrawals and to meet operating expenses. At September 30, 1998, the Company had outstanding commitments to extend credit which amounted to $6.7 million (including $2.5 million in available home equity lines of credit). Management believes that loan repayments and other sources of funds will be adequate to meet the Company's foreseeable liquidity needs.

At September 30, 1998, the Association had tangible capital of $9.4 million or 9.4% of adjusted total assets which was $7.9 million above the minimum capital requirement of $1.5 million or 1.5% of adjusted total assets.

At September 30,1998, the Association had core capital of $9.4 million or 9.4% of adjusted total assets which was $6.4 million above the minimum capital requirement of $3.0 million or 3.0% of adjusted total assets.

At September 30, 1998, the Association had total risk-based capital of $9.6 million and risk-weighted assets of $51.6 million or total risk-based capital of 18.7% of risk-weighted assets. This amount was $5.5 million above the minimum regulatory risk-based capital requirement of $4.1 million, or 8.0% of risk-weighted assets.




Item 2.  Management's Discussion And Analysis of Financial
Condition And Results of Operations, Continued.

Financial Accounting Developments

In June 1997,Statement of financial Accounting standards (SFAS)
No. 131, "Disclosures about Segments of an Enterprise and Related Information", was also issued. SFAS No. 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. This Statement is effective for financial statements for periods beginning after December 15, 1997. The Company adopted this statement for its fiscal year ending June 30, 1999. In the year of adoption, companies will not be required to disclose this information for interim periods.

Regulatory Developments

On September 30, 1996, federal legislation was enacted that required the Savings Association Insurance Fund ("SAIF") be recapitalized with a one-time assessment on virtually all SAIF-insured institutions, such as the Association, equal to 65.7 basis points on each $100 of SAIF-insured deposits maintained by those institutions as of March 31, 1995. The amount of the Company's special assessment was $414,000, which was paid to the FDIC in November 1996.

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

Year 2000 Computer Issues

The Company is aware of the current concerns by consumers and the business community of reliance upon computer software programs that do not properly recognize the year 2000 in date formats, often referred to as the "Year 2000 Problem''. The Year 2000 Problem is the result of software being written using two digits rather than four digits to define the application year (i.e., "98'' rather than "1998''). The Company is highly dependent on computer systems because of significant transaction volumes and date dependency for interest calculations on financial instruments such as loans and deposits. A failure of the Company's computer systems could result in disruptions of operations, including among other things, temporary inability to process transactions, send statements or otherwise engage in routine business transactions on a daily basis.



10
Item 2.  Management's Discussion And Analysis of Financial
Condition And Results of Operations, Concluded

The Company has developed a plan to prepare for the Year 2000.
Started in 1997, the plan includes an inventory of software applications, communication with third party vendors and suppliers and the obtaining of certification of compliance with third party providers. The Company has a comprehensive, written plan, which is regularly updated and monitored by management and the board of directors. Plan status is regularly reviewed by management of the Company and reported at least quarterly to the Board. As of September 30, 1998, it is estimated that the plan is over 75% complete.

The Company will continue to assess the impact of the Year 2000 issue on the remainder of its computer-based systems and applications throughout 1998. The Company's goal is to perform tests of its systems and applications during 1998 and have all systems and applications
Year 2000 compliant by December 31, 1998, allowing 1999 to be used for full validation and testing. If, as a result of testing, further work is required, the Company anticipates completing that work prior to December 31, 1999.

In April of 1998, the Company budgeted $60,000 to remediate Year 2000 issues through December 31, 1999. These costs primarily will consist of renovation and upgrading of its computer systems and testing of equipment and programs for Y2K compliance. The Company is investing in new or upgraded technology that has definable value lasting beyond 2000. In these instances, where Year 2000 compliance is merely ancillary, the Company may capitalize and depreciate such an asset over its estimated useful life.

In addition to reviewing its own computer operating systems and applications, the Company has initiated formal communications with its significant suppliers to determine the extent to which the Company's interface systems are vulnerable to those third parties' failure to resolve their own Year 2000 issues. There is no assurance that the systems of other companies on which the company's systems rely will be timely converted. If such modifications and conversions are not made, or are not completed timely, the Year 2000 issue could have an adverse impact on operations of the Company. Therefore, the Company is in the process of developing a contingency plan as to not disrupt operations should its suppliers not be timely converted

The Company's significant suppliers are an online computer services firm (provides data processing services), the Federal Home Loan Bank of Indianapolis and utility services. The representations from these firms are that they are all making efforts to become Year 2000 compliant by December 31, 1998 and to test and validate their systems during 1999. The Company continues to monitor the progress of these suppliers by requesting regular updates of the suppliers' progress and believes that these suppliers will be Year 2000 compliant before December 31, 1999. The Management of the Company does know of alternative suppliers for the services provided by these entities, but believes a conversion to these suppliers of the Company's data processing capabilities during 1999 will be very difficult to accomplish before the Year 2000.

The Company currently has several significant borrowers for which the bank has made direct loans or holds a participation interest. Management of the Company is communicating with these borrowers about Year 2000 issues and does not expect any Year 2000 problems of these borrowers will have an adverse effect on the Company.

Based on currently available information, management does not presently anticipate that the costs to address the Year 2000 issues will have an adverse impact on the Company's financial conditions, results of operations or liquidity.

The costs of the project and the date on which the Company believes it will complete the Year 2000 modifications are based on management's best estimates. There can be no guarantee that these estimates will be achieved and actual results could differ from those anticipated.
Specific factors that might cause differences include, but are not limited to, the ability of other companies on which the Company's systems rely to modify or convert their systems to be year 2000 compliant, and/or the ability to locate and correct all relevant computer codes.


PART II.  OTHER INFORMATION

Item 1.		Legal Proceedings

			None

Item 2.		Changes in Securities

			None

Item 3.		Defaults Upon Senior Securities

			None

Item 4.		Submission of Matters to a Vote of Security Holders

		(a) On October 19,1998, the Company held its Annual Meeting of Stockholders.

		(b) At that meeting, Leonard J. Dobosiewicz and Joseph A. Gorny were elected Directors for terms to expire in 2001.

		(c)  Stockholders also voted on the following matters:
(i) The election of the following Directors of the Company,
			                                      Votes
                                                    										Broker
                  			            For          Withheld        Non-Votes
Leonard J. Dobosiewicz	        	554,716		  	  21,476	        	205,908
Joseph A. Gorny             				553,771	  		  22,421		       	205,908

(ii) The ratification of the appointment of PricewaterhouseCoopers as independent auditors of the Company for the fiscal year ending
June 30,1999.

                                   													Votes
                                                       					  Broker
                                For	       Against 	Abstain		Non-Votes
                      							 575,504        188       500    205,908


Item 5.		Other Information

			None


Item 6.		Exhibits and Reports on Form 8-K

		(a)	Exhibits

			Exhibit 27 Financial Data Schedule

		(b)	Reports on Form 8-K

			None
12



SIGNATURES



In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




							Sobieski Bancorp, Inc.
							         (Registrant)










Date: November 13,1998
By:     /s/s Thomas F. Gruber
			 Thomas F. Gruber
		President and Chief Executive Officer



Date: November 13,1998
By:     /s/s Arthur Skale
            Arthur Skale
		Chief Financial Officer






13