Form 10QSB
period 1998-12-31
SOBIESKI BANCORP INC
filed 1999-02-12
CIK 934860

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

_______________________________________

FORM 10-QSB


[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For  the quarterly period ended December  31,1998

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

Yes[X]          No [ ]


As of February 10,1999, there were 743,100 shares of the registrant's common stock issued and outstanding.


SOBIESKI BANCORP, INC.
AND SUBSIDIARY

INDEX


									 		 	  Page
												Number

PART I.		FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Consolidated Statements of Financial Condition		 1

Condensed Consolidated Statements of Income 			  	     2

Condensed Consolidated Statements of Cash Flows				     3

Notes to Condensed Consolidated Financial Statements		   4-6


Item 2. Management's Discussion and Analysis of Financial Condition
            and Results of Operations						   7-12


PART II. 	OTHER INFORMATION

Item 1. Legal Proceedings									     13

Item 2. Changes in Securities								     13

Item 3. Defaults Upon Senior Securities						     13

Item 4. Submission of Matters to a Vote of Security Holders	     13

Item 5. Other Information									     13

Item 6. Exhibits and Reports on Form 8-K					     13



		SIGNATURES											     14

i

PART I.  Financial Information
Item 1. Financial Statements

Sobieski Bancorp, Inc. And Subsidiary
Condensed Consolidated Statements Of Financial Condition
December 31,1998 and June 30,1998

                                										     December 31,		   June 30,
				ASSETS                                     								1998			   1998
                                     											(Unaudited)
Cash, including interest-bearing
deposits in other financial
institutions of $843,185 and $442,725,
respectively								                            $ 2,796,368	   $  1,291,426
Certificates of deposit	                  			   		  100,000	       		  -
Investment securities, available-for-sale
(amortized cost of $881,448 and $499,267,
respectively)                            									  875,565   		    499,720
Investment  securities, held-to-maturity
(market value of approximately  $200,000)	       	  200,000           -
Mortgage-backed securities, available-
for-sale (amortized cost of $549,580
and $603,381, respectively)					                    542,818		       594,550
Mortgage-backed securities, held-to
-maturity (market value of
approximately $8,594,800 and $9,888,300,
respectively)								                             8,638,666   		  9,943,105
Loans, net								                           	   86,007,730   		 76,712,631
Federal Home Loan Bank stock, at cost       		    1,200,500   		    922,500
Property and equipment, net					                  1,913,921	   	  1,923,506
Other assets                          								      634,287   		    609,130
Total assets                          								$102, 909,855	  $  92,496,568


LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Deposits			                             						$  66,565,123	 $   60,517,246
Federal Home Loan Bank advances				              23,250,000	     18,450,000
Advances from borrowers for taxes
and insurance								                               325,843	        374,627
Accrued income taxes  						                          8,507	        105,735
Accrued interest and other expenses		        	      172,925	        184,565
Total liabilities		                      					   90,322,398	     79,632,173

Stockholders' equity:
Preferred stock, $.01 par value:
500,000 shares authorized;none issued		              		-				          -
Common stock, $.01 par value:
3,500,000 shares authorized;
966,000 shares issued						                          9,660	      		  9,660
Additional paid-in capital					                  9,234,764	      9,217,094
Retained earnings, substantially
restricted			                             							7,140,824   		  6,963,420
Net unrealized depreciation of
securities available-for-sale	               				  ( 8,346)   		   ( 5,529)
                                 											    16,376,902      16,184,645
Less: Treasury stock, at cost,
236,088 and 201,821 shares, respectively 	       3,321,639	      2,816,402
Unallocated Employee Stock Ownership
Plan shares; 46,781 shares and 50,385
shares, respectively						                         467,806	        503,848

Total stockholders' equity                      12,587,457	     12,864,395

Total liabilities and stockholders'
equity						                     		         $  102,909,855   $  92,496,568



See accompanying notes to condensed consolidated financial statements.

1

Sobieski Bancorp, Inc. And Subsidiary
Condensed Consolidated Statements Of Income for the three and six months ended December 31,1998 and 1997

                      			       			  Three Months		    	     Six Months
                          							 Ended  December 31 ,    Ended December 31,
                            							  1998      1997     		1998 	       1997
                            						    (Unaudited)	      		    (Unaudited)
Interest Income:
Loans				                  	$  1,650,020  $  1,350,644	   3,217,800  2,576,481
Mortgage-backed
securities					                  132,340       190,399	     273,471    397,130
Investment securities		            7,721        22,824	      14,126     41,827
Interest-bearing deposits	        69,348	      	29,344	     116,394     73,690
Total interest income	         1,859,429   	 1,593,211	   3,621,791  3,089,128

Interest expense:
Interest on deposits       	     781,644	      683,745	   1,530,267  1,356,894
Interest on borrowings	          309,044	      221,242	     603,719    379,701
Total interest expense     	   1,090,688	      904,987	   2,133,986  1,736,595

Net interest income	       	     768,741   	   688,224	   1,487,805  1,352,533

Provision for loan
losses		                 			      25,000		        --         40,000   	   --
Net interest income
after provision for
loan losses				                  743,741	      688,224	   1,447,805  1,352,533

Non-interest income:
Fees and service charges       	  36,101	       31,444	      75,470     58,879
Other income                				   5,320   	      (434)       5,368     19,473

Total non-interest income      	  41,421	       31,010	      80,838   	 78,352

Non-interest expenses:
Compensation and benefits         275,577	     284,206	     558,563   	571,628
Occupancy and equipment            77,770	      74,315	     151,436   	143,175
Federal deposit insurance
premiums					                       8,818	       9,317	      18,002	    18,680
Advertising and promotion          12,321	       7,766	      22,193	    13,941
Service bureau expense             39,792  	    36,414	      77,543   	 71,242
Other operating expenses        	 107,492  	   116,406	     175,942   	202,787

Total non-interest
expenses			                       521,770	     528,424	   1,003,679  1,021,453

Income before income
taxes		                   			     263,392	     190,810	     524,964    409,432

Provision for income
taxes			                   		     115,000  	    64,000	     224,400    159,000

Net income	               			     148,392	     126,810	     300,564    250,432

Other comprehensive
income, net of tax :
Unrealized appreciation
(Depreciation)
of available for-sale-
securities			                  		  (2,914)    		 3,424	     (2,817)     13,833

Total comprehensive
income	                   				$    145,478 	$  130,234	 $  297,747	 $  264,265

Basic earnings per
common share	               		$      0.21 		$     0.18	 $     0.42	 $     0.35
Diluted	earnings per
common share	               		$      0.21	  $     0.17	 $     0.42  $     0.34

Dividends per common
share				                    	$      0.08	  $     0.08	 $     0.16  $     0.16


See accompanying notes to condensed consolidated financial statements.
 2
Sobieski Bancorp, Inc. And Subsidiary

Condensed Consolidated Statements Of Cash Flows for the six months ended December 31, 1998 and 1997

                                          													Six Months
                                   										        Ended  December 31,
                                    										       1998              1997
                                        											       (Unaudited)
Cash flows provided by (used in)
operating activities:
Net income					                                			$   300,564			$    250,432
Adjustments to reconcile net income
to net cash provided by operating
activities:
Depreciation of property and
equipment		                                 						     54,119			      53,087
Provision for loan losses				                          40,000			        -
Gain on sale of real estate owned, net	                   -  			     ( 2,085)
Contribution to Employee Stock
Ownership Plan		                              				     55,268			      67,006
Contribution to Recognition and
Retention Plan	                             						     39,966			      62,220
Amortization of premiums and
accretion of discounts, net	                   			     52,249			      51,515
Deferral (Amortization) of loan fees             	     15,774			    ( 26,471)
Increase in other assets	                      			   ( 23,706)		    ( 47,620)
Decrease in accrued income taxes		                   ( 97,228)		    ( 51,837)
Increase (decrease) in accrued
interest and other expenses			                   	     12,904			     (13,704)

Net cash provided by operating
activities	                                							    449,910			      342,543

Cash flows provided by (used in)
investing activities:
Purchase of investment securities	               	   (782,201)		        -
Purchase of certificates of deposit		                (100,000)		        -
Proceeds from maturities of
certificates of deposit				                      	      --    		       99,000
Proceeds from maturities of
investment securities					                             200,000		      700,000
Principal reductions of
mortgage-backed securities                    				   1,306,010		    1,166,301
Net increase in loans made to
customers and principal collections
on loans	                                 							 ( 9,350,873)		   (7,870,571)
Purchase of Federal Home Loan
Bank stock	                               							    (278,000)		     (236,500)
Proceeds from sale of real
estate owned							                                     -     		       13,122
Purchase of property and
equipment	                                   								 (44,534)		     ( 12,470)

Net cash used in investing
activities	                               							 ( 9,049,598)		  ( 6,141,118)

Cash flows provided by (used in)
financing activities:
Net increase (decrease) in
deposits		                                 						   6,047,877		    (1,775,340)
Increases (decrease) in advances
from borrowers for taxes and
insurance								                                    (48,784)		        35,434
Federal Home Loan Bank advances			                 10,800,000		    19,350,000
Repayment of Federal Home Loan
Bank advances				                             			  (6,000,000)	   (12,000,000)
Purchase of treasury stock	                   			    (571,303)		        ---
Cash dividends		                            					    (123,160)	     ( 125,884)

Net cash provided by financing
activities	                               							  10,104,630		     5,484,210

Increase (decrease) in cash and
cash equivalents	                           					   1,504,942	 	     (314,365)

Cash and cash equivalents,
beginning of period                        						   1,291,426		     1,251,373

Cash and cash equivalents,
end of period		                          				  $    2,796,368		$      937,008


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

B. 	CONVERSION TO STOCK SAVINGS LOAN ASSOCIATION

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

At the time of Conversion, the Association established a liquidation account in an amount equal to the Association's retained earnings as of September 30, 1994. The liquidation account will be maintained for the benefit of depositors, as of the eligibility record date and supplemental eligibility record date, who continue to maintain their deposits with the Association after the Conversion. In the event of a complete liquidation (and only in such event), each eligible depositor will be entitled to receive a liquidation distribution from the liquidation account, in the proportionate amount of the then current adjusted balance for deposits then held, before any liquidation distribution may be made with respect to the stockholders


4
Sobieski Bancorp, Inc. And Subsidiary
Notes To Condensed Consolidated Financial Statements Continued

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

	Securities

Securities that may be sold as part of the Association's asset/liability or liquidity management or in response to or in anticipation of changes in interest rates and resulting prepayment risk, or for other similar factors, are classified as available-for-sale and carried at fair market value. Unrealized holding gains and losses on securities classified as available-for-sale are reported net of related deferred income taxes as a separate component of stockholders' equity. Securities that the Association has the ability and positive intent to hold to maturity are classified as held-to-maturity and carried at amortized cost. Trading securities are carried at fair market value with unrealized holding gains and losses included in earnings. Gains and losses on all securities transactions are recognized when sold as determined by the identified certificate method. The Association had no trading
securities at   December 31, 1998.

	Allowance For Loan Losses

The allowance for loan losses is established through a provision for loan losses based on management's evaluation of the risks inherent in its loan portfolio and changes in the nature and volume of its loan activity, including those loans which are being specifically monitored by management. Such evaluation, which includes a review of loans for which full collectibility may not be reasonably assured, considers among other matters, loan classification, the estimated fair value of the underlying collateral, economic conditions, historical loan loss experience, the amount of loans outstanding and other factors that warrant recognition in providing for an adequate allowance for loan losses. A significant factor considered in the Company's allowance is its historically low level of loans other than one-to-four family real estate loans. The Company's allowance for loan losses and nonaccrual loans at December 31,1998 aggregated $280,000 and $185,392, respectively.

Earnings Per Common Share

Basic earnings per share are computed by dividing net income by the weighted average number of shares of common stock outstanding. For the three and six-month periods ended December 31,1998, the weighted average number of common shares used in the computation of basic earnings per share were 699,705 and 707,565, respectively. The weighted average number of common shares for the same periods in 1997 were 708,130 and 705,623, respectively.


5
Sobieski Bancorp, Inc. and Subsidiary
Notes to Condensed Consolidated Financial Statements, Concluded

Diluted earnings per share are computed by dividing net income by the weighted average number of shares of common stock outstanding plus the dilutive effect of outstanding stock options and nonvested shares awarded under the RRP. For the three and six-month periods ended December 31,1998, the weighted average number of common shares used in the computation of diluted earnings per share were 704,222 and 714,471, respectively. The weighted average number of common shares for the same periods in 1997 were 733,918 and 727,934,respectively.

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


Comprehensive Income

The Company has adopted Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income," effective July 1, 1998. SFAS No. 130 establishes standards for the reporting and disclosure of comprehensive income and its components in a full year set of general purpose financial statements. Presently, the only component of comprehensive income not already included in net income is unrealized appreciation or depreciation on available-for-sale investment securities.


Non-Qualified Supplemental Benefit Plans

Effective July 1, 1998, the Company established non-qualified supplemental benefit plans for certain of its officers and directors. These plans generally provide for the payment of supplemental retirement benefits over a period of ten (10) years, beginning with the later of (a) the officers's or director's attainment of a specified retirement age; or
(b) upon termination of the officer's employment with the Company or the director's termination as a member of the Company's Board of Directors. The estimated aggregate present value of these future benefits are being accrued over the average remaining service life of the officer and director group commencing July 1, 1998. The Company will also maintain life insurance contracts on the officers and directors to provide funding for the retirement obligations. Compensation expense associated with these agreements aggregated $24,300 for the six-month period ended
December 31, 1998.


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

Financial Condition

The Company's total assets increased $10.4 million during the six months ended December 31, 1998 to $102.9 million from $92.5 million at June 30, 1998. This increase was mainly due to increases in net loans of $9.3 million, cash and due from financial institutions of $1.1 million and interest-bearing demand deposits in other financial institutions of $400,000, offset by a decrease of $780,000 in the securities portfolio used to fund loan growth. The increase in loans receivable was a result of purchasing participation interests in commercial loans, and increased originations for commercial, home equity and mortgage loans.

The Company's total liabilities increased $10.7 million from $79.6 million at June 30, 1998 to $90.3 million at December 31, 1998. The increase was attributable in part to an increase in Federal Home Loan Bank ("FHLB") advances of $4.8 million. These advances along with deposit growth were primarily used to fund the increase in net originated loans and purchases of participation interests in commercial loans. Deposits increased
$6.1 million from $60.5 million at June 30, 1998 to $66.6 million at December 31, 1998. The deposit increase was the result of continued competitive market pricing in a continuing declining interest rate environment coupled with the uncertainties of a volatile stock market.

Stockholders' equity decreased by $277,000 to $12.59 million at December 31, 1998 from $12.86 million at June 30, 1998, principally the result of $571,000 of treasury stock purchases and dividends paid of $123,000, offset by net income.


7
Item 2.  Management's Discussion And Analysis of Financial
             Condition And Results of Operations, Continued.

Results of Operations

General. The Company recorded net income for the three months ended December 31, 1998 of $148,000 which is an increase of $21,000 over net income of $127,000 for the same period in 1997. For the six months ended December 31, 1998, net income was $301,000 which is an increase of $51,000 over the reported net income of $250,000 for the comparable period in the prior year.

Net Interest Income. The Company's net income is primarily dependent upon net interest income. Net interest income was $769,000 and $1.49 million for the three and six-month periods ended December 31, 1998, respectively, as compared to $688,000 and $1.35 million for the same periods in the prior year. The increase of $81,000 and $140,000 for the three and six-month periods, respectively, was primarily a result of increased income earned on loans offset in part by increases in interest paid on deposits, and interest paid on increased FHLB advances. The increase in interest income earned on loans was generated by net increased loans volume offset by lower loan rates.

Interest expense for the three and six month periods ended
December 31, 1998 was $1.09 million and $2.13 million, respectively, as compared to $905,000 and $1.74 million for the comparable period in the prior year. The increases in interest expense for the three and six-month periods ended December 31, 1998 was attributable to increased interest paid on FHLB advances and increased interest paid on deposits.


Provisions for Loan Losses. During the three and six months ended December 31, 1998 the Company had provisions of $25,000 and $40,000, respectively, with no provisions for the comparable periods in the prior year. At December 31, 1998, the Company's allowance for loan losses totaled $280,000 or .33% of net loans and 151% of total non-performing loans.

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

Non-Interest Income. Non-interest income consists primarily of fees and service charges on deposit accounts and other income. Non-interest income increased $10,000 to $41,000 for the three months ended
December 31, 1998 as compared to $31,000 for the same period last year and increased $3,000 to $81,000 for the six months ended
December 31, 1998 from $78,000 for the same period in 1997. These increases were due primarily to increased fee income and service charges on customer accounts along with added letter of credit fee income, offset by non-recurring loss recoveries recognized in the previous year.


8
Item 2.  Management's Discussion And Analysis of Financial

    Condition And Results of Operations, Continued

Non-Interest Expenses.  Non-interest expenses were $522,000 and
$1.00 million for the three and six-month periods ended
December 31, 1998, respectively, compared to $528,000 and $1.02 million for the same periods last year. The decrease of $18,000 for the six-month period ended December 31,1998 compared to the same period last year was due to lower compensation and benefits, federal deposit insurance premiums and other operating expenses offset by increases in occupancy and equipment and advertising and promotion expenditures.

Income Taxes. Income taxes for the six months ended December 31, 1998 were $224,000 on pre-tax income of $525,000, an effective tax rate of 42.7%. For the six months ended December 31, 1997, income taxes were $159,000 on pre-tax income of $409,000, an effective tax rate of 38.8%

Liquidity and Capital Resources

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

Federal regulations require the Company to maintain minimum levels of liquid assets. The required percentage has varied from time to time based upon the economic conditions and savings flows and is currently
4% of net withdrawable savings deposits and borrowings payable on demand or in one year or less during the preceding calendar month. Liquid assets for purposes of this ratio include cash, certain time deposits, U.S. Government obligations, government agency and other securities and obligations generally having remaining maturities of less than five years. The Company has maintained its liquidity ratio at levels in excess of those required. At December 31,1998, the Company's liquidity ratio was 19.05%.

At December 31,1998, the Company had $23.3 million in outstanding advances from the FHLB used primarily to fund purchases of participation interests in commercial loans, internally originated loans and other investments.

The Company uses its liquidity resources principally to meet ongoing commitments to fund maturing certificates of deposit and deposit withdrawals and to meet operating expenses. At December 31,1998, the Company had outstanding commitments to extend credit which amounted to $5.5 million (including $2.4 million in available home equity lines of credit). Management believes that loan repayments and other sources of funds will be adequate to meet the Company's foreseeable liquidity needs.

At December 31,1998, the Association had tangible capital of $9.6 million or 9.5% of adjusted total assets which was $8.1 million above the minimum capital requirement of $1.5 million or 1.5% of adjusted total assets.

At December 31,1998, the Association had core capital of $9.6 million or 9.5% of adjusted total assets which was $6.6 million above the minimum capital requirement of $3.0 million or 3.0% of adjusted total assets.


9

Item 2.  Management's Discussion And Analysis of Financial
	    Condition And Results of Operations, Continued

At December 31, 1998, the Association had total risk-based capital of $9.9 million and risk-weighted assets of $52.5 million or total risk-based capital of 18.9% of risk-weighted assets. This amount was $5.7 million above the minimum regulatory risk-based capital requirement of $4.2 million, or 8.0% of risk-weighted assets.

Financial Accounting Developments

In June 1997, Statement of Financial Accounting Standards (SFAS)
No. 131, "Disclosures About Segments Of An Enterprise and Related Information", was also issued. SFAS No. 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. This Statement is effective for financial statements for periods beginning after December 15, 1997. The Company adopted this statement for its fiscal year beginning July 1, 1998. In the year of initial adoption, the Company is not required to disclose this information for interim periods


Regulatory Developments

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

As a result of the SAIF recapitalization, the FDIC amended its regulation concerning the insurance premiums payable by SAIF-insured institutions. Effective January 1, 1997, the SAIF insurance premium is 6.5 basis points per $100 of domestic deposits, as a result of an assessment to fund repayment of the financing corporation (FICO) bond obligation. Bank Insurance Fund insured institutions will pay 1.3 cents per $100 of domestic deposits until the year 2000 when the assessment will be imposed at the same rate on all FDIC insured institutions.


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

The Company has developed a plan to prepare for the Year 2000.   Started
in 1997, the plan includes an inventory of software applications, communication with third-party vendors and suppliers and the obtaining of certification of compliance with third-party providers. The Company has a comprehensive, written plan, which is regularly updated and monitored by management and the Board of Directors. Plan status is regularly reviewed by management of the Company and reported at least quarterly to the Board. As of December 31, 1998, it is estimated that the plan is over 90% complete.

The Company will continue to assess the impact of the Year 2000 Problem on the remainder of its computer-based systems and applications throughout 1999. The Company has completed testing of all its mission critical systems and applications and has not encountered any material difficulties during the testing process.

In April of 1998, the Company budgeted $60,000 to remediate Year 2000 issues through December 31, 1999. These costs primarily will consist of renovation and upgrading of its computer systems and testing of equipment and programs for Year 2000 compliance. The Company is investing in new or upgraded technology that has definable value lasting beyond the Year 2000. In these instances, where Year 2000 compliance is merely ancillary, the Company may capitalize and depreciate such an asset over its estimated useful life.

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


11
Item 2.  Management's Discussion And Analysis of Financial
	    Condition And Results of Operations, Concluded

The Company's significant suppliers are an online computer services firm (provides data processing services), the Federal Home Loan Bank of Indianapolis and utility services. The representations from these suppliers are that they are all making efforts to become Year 2000 compliant by December 31, 1998 and to test and validate their systems during 1999. The Company continues to monitor the progress of these suppliers by requesting regular updates of the suppliers' progress and believes that these suppliers will be Year 2000 compliant before December 31, 1999. The management of the Company does know of alternative suppliers for the services provided by these entities, but believes a conversion to these suppliers of the Company's data processing capabilities during 1999 will be very difficult to accomplish before the Year 2000.

The Company currently has several significant borrowers for which the Company has made direct loans or holds a participation interest. Management of the Company is communicating with these borrowers about Year 2000 issues and does not expect any Year 2000 problems of these borrowers will have an adverse effect on the Company.

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


12


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

13


SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


							Sobieski Bancorp, Inc.
							         (Registrant)


Date: February 12,1999
By:     /s/s Thomas F. Gruber
                       Thomas F. Gruber
             President and Chief Executive Officer



Date: February 12,1999
By:     /s/s Arthur Skale
           Arthur Skale
                      Chief Financial Officer


14