Form 10QSB
period 1999-03-31
SOBIESKI BANCORP INC
filed 1999-05-14
CIK 934860

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

_______________________________________

FORM 10-QSB


[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March  31,1999

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

Yes[X]          No [ ]


As of May 12, 1999, there were 729,432 shares of the registrant's common stock issued and outstanding.



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

Sobieski Bancorp, Inc. And Subsidiary
Condensed Consolidated Statements Of Financial Condition
March 31,1999 and June 30,1998

           								                           March 31,	        June 30,
				ASSETS	      			                           1999               1998
									                                   (Unaudited)
Cash, including interest-bearing
deposits in other financial
institutions of $3,211,760 and
$442,725, respectively					                  	 $3,582,489	   $  1,291,426
Investment securities, available-for-sale
(amortized cost of $580,213 and
$499,267, respectively)				 	                     573,094	        499,720
Investment  securities, held-to-maturity
(market value of approximately $188,400)          200,000		          -
Mortgage-backed securities,
available-for-sale (amortized cost of
$513,927 and $603,381, respectively)        		    507,845	        594,550
Mortgage-backed securities, held-to-maturity
(market value of approximately $8,064,500
and $9,888,300, respectively)		              	  8,111,046	      9,943,105
Loans, net							   	                          86,265,138	     76,712,631
Federal Home Loan Bank stock, at cost	          1,200,500	        922,500
Property and equipment, net				                 1,918,217	      1,923,506
Other assets		                       	            744,167	        609,130
			                  	-
Total assets              				               $103,102,496	  $  92,496,568

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Deposits					                        		  	  $  66,328,846	  $   60,517,246
Federal Home Loan Bank advances			             23,250,000	      18,450,000
Advances from borrowers for taxes
and insurance		       			                         655,123	         374,627
Accrued income taxes  					                        27,864	         105,735
Accrued interest and other expenses			            380,213	         184,565
Total liabilities						                      	 90,642,046	      79,632,173

Stockholders' equity:
Preferred stock, $.01 par value:
500,000 shares authorized; none issued            			-	 	             -
Common stock, $.01 par value: 3,500,000
shares authorized; 966,000 shares issued     	      9,660	           9,660
Additional paid-in capital				                  9,235,696	       9,217,094
Retained earnings, substantially
restricted								                              7,237,459	       6,963,420
Net unrealized depreciation of
securities available-for-sale	             			    ( 8,714)         ( 5,529)
                             									         16,474,101	      16,184,645
Less: Treasury stock, at cost,
251,248 and 201,821 shares,respectively	        3,545,845	       2,816,402
Unallocated Employee Stock Ownership
Plan shares; 46,781 shares and 50,385
shares, respectively		 			                        467,806	         503,848
Total stockholders' equity                     12,460,450	      12,864,395
Total liabilities and stockholders'equity   $ 103,102,496    $  92,496,568

See accompanying notes to condensed consolidated financial statements.

1


Sobieski Bancorp, Inc. And Subsidiary
Condensed Consolidated Statements Of Income for the three and nine months ended March 31,1999 and 1998

                            			       	Three Months		        Nine Months
                            							   Ended March 31, 	      Ended March 31,
                                     1999        1998       1999       1998
                                					  (Unaudited)             (Unaudited)
Interest Income:
Loans				 	                  $ 1,644,468  $ 1,389,466  $ 4,862,268 $ 3,965,947
Mortgage-backed
securities	                      123,049      181,223      396,520     578,353
Investment securities             11,749       29,875       25,875      71,702
Interest-bearing deposits	        49,002	      26,033      165,396      99,723
Total interest income          1,828,268    1,626,597    5,450,059   4,715,725

Interest expense:
Interest on deposits         	   749,737     	684,764    2,280,004   2,041,657
Interest on borrowings	          303,838      241,600	     907,557     621,302
Total interest expense         1,053,575      926,364    3,187,561   2,662,959
Net  interest income             774,693      700,233    2,262,498   2,052,766

Provision for loan losses         15,000         --         55,000       --
Net  interest income after
provision for loan losses        759,693      700,233    2,207,498   2,052,766

Non-interest income:
Fees and service charges          36,796       31,298      112,266      90,177
Gain on sales of securities         --          6,563        --          6,563
Other income	              			     5,654          110       11,022      19,583
Total non-interest income         42,450       37,971      123,288     116,323

Non-interest expenses:
Compensation and benefits        280,597      284,126      839,160     855,754
Occupancy and equipment           85,440       69,382      236,876     212,557
Federal deposit insurance
premiums                           9,943        9,196       27,945      27,876
Advertising and promotion          9,340       10,338       31,533      24,279
Service bureau expense            53,952       35,760      131,495     107,002
Other operating expenses          91,164       87,999      267,106     290,786
Total non-interest expenses      530,436      496,801    1,534,115   1,518,254

Income before income taxes       271,707      241,403      796,671     650,835

Provision  for income taxes      115,600      116,556      340,000     275,556

Net income             			       156,107 	    124,847      456,671     375,279
Other comprehensive income,
net of tax: Unrealized
appreciation (Depreciation)
of available
for-sale-securities     		          (368) 	   (1,261)      (3,185)     12,572
Total comprehensive income     $ 155,739    $ 123,536    $ 453,486  $ 387,851

Basic earnings per
common share                    $  0.23     $  0.18      $   0.65    $   0.53
Diluted	earnings per
common share	                   $  0.23  	  $  0.17      $   0.65    $   0.52
Dividends per
common share	                  $  0.08      $  0.08      $   0.24    $   0.24

See accompanying notes to condensed consolidated financial statements.
 2

Sobieski Bancorp, Inc. And Subsidiary

Condensed Consolidated Statements Of Cash Flows for the nine months ended December 31, 1999 and 1998

                                             											Nine Months
                                								            Ended  December 31,
                               								         1999                   1998
                                     										        (Unaudited)
Cash flows provided by (used in)
operating activities:
Net income                            			 	 $   456,671          $    375,279
Adjustments to reconcile net
income to net cash provided
by operating activities:
Depreciation of property
and equipment		                           	      83,298                82,516
Provision for loan losses                        55,000                  -
Gain on sale of investment
securities			                                      -                  ( 6,563)
Gain on sale of real estate
owned, net                                         -                   (2,085)
Contribution to Employee Stock
Ownership Plan                                   55,268	                67,007
Contribution to Recognition and
Retention Plan                                   68,823                 42,064
Amortization of premiums and
accretion of discounts, net                      75,196                 77,553
Amortization of deferred loan fees              18,736                (12,701)
Increase  in other assets                     (133,397)              (108,652)
Increase (decrease) in accrued
income taxes		                                 (77,871)                31,570
Increase in accrued interest and
other expenses                                 195,646                 76,792
Net cash provided by operating
activities	               	                    797,370                622,780

Cash flows provided by
investing activities:
Purchase of investment
securities                         			      ( 782,201)                 -
Purchase of certificates
of deposit                                   (100,000)                  -
Proceeds from maturities of
certificates of deposit                       100,000                198,000
Proceeds from maturities of
investment securities                         500,000              1,706,563
Principal reductions of
mortgage-backed securities                  1,847,572              1,695,250
Net increase in loans made to
customers and principal
collections on loans                       (9,626,243)           (10,454,333)
Purchase of Federal Home Loan
Bank stock                                  (278,000)              (236,500)
Proceeds from sale of real
estate owned                                    -                    13,122
Purchase of property and
equipment      	                             (78,009)               (15,762)
Net cash used in investing
activities                                (8,416,881)            (7,093,660)

Cash flows provided by
(used in) financing activities:
Net increase in deposits                   5,811,600                840,384
Increases in advances from
borrowers for taxes and insurance            280,496                402,200
Federal Home Loan Bank advances           10,800,000             25,100,000
Repayment of Federal Home Loan
Bank advances           		                (6,000,000)           (18,650,000)
Purchase of treasury stock                  (798,890)              ---
Cash dividends						                        (182,632)              (188,603)
Net cash provided by financing
activities	              	                 9,910,574              7,503,981
Increase  in cash
and cash equivalents	               	      2,291,063              1,033,101
Cash and cash equivalents,
beginning of period			                     1,291,426              1,251,373
Cash and cash equivalents,
end of period		                        $   3,582,489           $  2,284,474


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

	Securities

Securities that may be sold as part of the Association's asset/liability or liquidity management or in response to or in anticipation of changes in interest rates and resulting prepayment risk, or for other similar factors, are classified as available-for-sale and carried at fair market value. Unrealized holding gains and losses on securities classified as available-for-sale are reported net of related deferred income taxes as a separate component of stockholders' equity. Securities that the Association has the ability and positive intent to hold to maturity are classified as held-to-maturity and carried at amortized cost. Trading securities are carried at fair market value with unrealized holding gains and losses included in earnings. Gains and losses on all securities transactions are recognized when sold as determined by the identified certificate method. The Association had no trading securities at March 31, 1999.

	Allowance For Loan Losses

The allowance for loan losses is established through a provision for loan losses based on management's evaluation of the risks inherent in its loan portfolio and changes in the nature and volume of its loan activity, including those loans which are being specifically monitored by management. Such evaluation, which includes a review of loans for which full collectibility may not be reasonably assured, considers among other matters, loan classification, the estimated fair value of the underlying collateral, economic conditions, historical loan loss experience, the amount of loans outstanding and other factors that warrant recognition in providing for an adequate allowance for loan losses. A significant factor considered in the Company's allowance is its historically low level of loans other than one-to-four family real estate loans. The Company's allowance for loan losses and nonaccrual loans at March 31,1999 aggregated $295,000 and $157,400, respectively.

Earnings Per Common Share

Basic earnings per share are computed by dividing net income by the weighted average number of shares of common stock outstanding. For the three and nine-month periods ended March 31,1999, the weighted average number of common shares used in the computation of basic earnings per share were 682,940 and 699,350, respectively. The weighted average number of common shares for the same periods in 1998 were 710,911 and 707,457, respectively.


5
Sobieski Bancorp, Inc. and Subsidiary
Notes to Condensed Consolidated Financial Statements, Concluded




Diluted earnings per share are computed by dividing net income by the weighted average number of shares of common stock outstanding plus the dilutive effect of outstanding stock options and nonvested shares awarded under the RRP. For the three and nine-month periods ended March 31,1999, the weighted average number of common shares used in the computation of diluted earnings per share were 686,678 and 705,207, respectively. The weighted average number of common shares for the same periods in 1998 were 728,306 and 728,130, respectively.

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


Non-Qualified Supplemental Benefit Plans

Effective July 1, 1998, the Company established non-qualified supplemental benefit plans for certain of its officers and directors. These plans generally provide for the payment of supplemental retirement benefits over a period of ten (10) years, beginning with the later of (a) the officers's or director's attainment of a specified retirement age; or
(b) upon termination of the officer's employment with the Company or the director's termination as a member of the Company's Board of Directors. The estimated aggregate present value of these future benefits are being accrued over the average remaining service life of the officer and director group commencing July 1, 1998. The Company will also maintain life insurance contracts on the officers and directors to provide funding for the retirement obligations. Compensation expense associated with these agreements aggregated $41,200 for the nine-month period ended March 31, 1999.


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

Financial Condition

The Company's total assets increased $10.6 million during the nine months ended March 31, 1999 to $103.1 million from $92.5 million at June 30, 1998. This increase was mainly due to increases in net loans of $9.6 million, and interest-bearing demand deposits in other financial institutions of $2.8 million, offset by a decrease of $1.6 million in the securities portfolio used to fund loan growth. The increase in loans receivable was a result of purchasing participation interests in commercial loans, and increased originations for commercial, home equity and mortgage loans.

The Company's total liabilities increased $11 million from $79.6 million at June 30, 1998 to $90.6 million at March 31, 1999. The increase was attributable in part to an increase in Federal Home Loan Bank ("FHLB") advances of $4.8 million. These advances along with deposit growth were primarily used to fund the increase in net originated loans and purchases of participation interests in commercial loans. Deposits increased
$5.8 million from $60.5 million at June 30, 1998 to $66.3 million at March 31, 1999. The deposit increase was the result of continued competitive market pricing of our deposits in a continuing low interest rate environment.

Stockholders' equity decreased by $404,000 to $12.46 million at March 31, 1999 from $12.86 million at June 30, 1998, principally the result of $799,000 of treasury stock purchases and dividends paid of $183,000, offset by net income.


7
Item 2.  Management's Discussion And Analysis of Financial
             Condition And Results of Operations, Continued.

Results of Operations

General. The Company recorded net income for the three months ended March 31, 1999 of $156,000 which is an increase of $31,000 over net income of $125,000 for the same period in 1998. For the nine months ended March 31, 1999, net income was $457,000 which is an increase of $82,000 over the reported net income of $375,000 for the comparable period in the prior year.

Net Interest Income. The Company's net income is primarily dependent upon net interest income. Net interest income was $775,000 and $2.26 million for the three and nine-month periods ended March 31, 1999, respectively, as compared to $700,000 and $2.05 million for the same periods in the prior year. The increase of $75,000 and $210,000 for the three and nine-month periods, respectively, was primarily a result of increased income earned on loans offset in part by increases in interest paid on deposits, and interest paid on increased FHLB advances. The increase in interest income earned on loans was generated by net increased loan volume offset by lower loan rates.

Interest expense for the three and nine month periods ended March 31, 1999 was $1.05 million and $3.19 million, respectively, as compared to $926,000 and $2.66 million for the comparable period in the prior year. The increases in interest expense for the three and nine-month periods ended March 31, 1999 was attributable to increased interest paid on FHLB advances and increased interest paid on deposits.


Provisions for Loan Losses.  During the three and nine months ended
March 31, 1999 the Company had provisions of $15,000 and $55,000, respectively, with no provisions for the comparable periods in the prior year. At March 31, 1999, the Company's allowance for loan losses totaled $295,000 or .34% of net loans and 187% of total non-performing loans.

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

Non-Interest Income. Non-interest income consists primarily of fees and service charges on deposit accounts and other income. Non-interest income increased $4,000 to $42,000 for the three months ended
March 31, 1999 as compared to $38,000 for the same period last year and increased $7,000 to $123,000 for the nine months ended March 31, 1999 from $116,000 for the same period in 1998. These increases were due primarily to increased fee income and service charges on customer accounts along with added letter of credit fee income.

Item 2.  Management's Discussion And Analysis of Financial

    Condition And Results of Operations, Continued

Non-Interest Expenses.  Non-interest expenses were $530,000 and
$1.53 million for the three and nine-month periods ended March 31, 1999, respectively, compared to $497,000 and $1.52 million for the same periods last year. The decrease of $16,000 for the nine-month period ended
March 31,1999 compared to the same period last year was due to lower compensation and benefits, and other operating expenses offset by increases in occupancy and equipment, advertising and promotion and service bureau expenses.

Income Taxes. Income taxes for the nine months ended March 31, 1999 were $340,000 on pre-tax income of $797,000, an effective tax rate of 42.7%. For the nine months ended March 31, 1998, income taxes were $275,000 on pre-tax income of $651,000, an effective tax rate of 42.3%

Liquidity and Capital Resources

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

Federal regulations require the Company to maintain minimum levels of liquid assets. The required percentage has varied from time to time based upon the economic conditions and savings flows and is currently
4% of net withdrawable savings deposits and borrowings payable on demand or in one year or less during the preceding calendar month. Liquid assets for purposes of this ratio include cash, certain time deposits, U.S. Government obligations, government agency and other securities and obligations generally having remaining maturities of less than five years. The Company has maintained its liquidity ratio at levels in excess of those required. At March 31,1999, the Company's liquidity ratio was 17.42%.

At   March  31, 1999,  the Company  had   $23.3 million in outstanding
advances from the FHLB used primarily to fund purchases of participation interests in commercial loans, internally originated loans and other investments.

The Company uses its liquidity resources principally to meet ongoing commitments to fund maturing certificates of deposit and deposit withdrawals and to meet operating expenses. At March 31,1999, the Company had outstanding commitments to extend credit which amounted to $6.3 million (including $2.7 million in available home equity lines of credit). Management believes that loan repayments and other sources of funds will be adequate to meet the Company's foreseeable liquidity needs.

At March 31,1999, the Association had tangible capital of $9.8 million or 9.5% of adjusted total assets which was $8.2 million above the minimum capital requirement of $1.6 million or 1.5% of adjusted total assets.

At March 31,1999, the Association had core capital of $9.8 million or 9.5% of adjusted total assets which was $6.7 million above the minimum capital requirement of $3.1 million or 3.0% of adjusted total assets.


Item 2.  Management's Discussion And Analysis of Financial
	    Condition And Results of Operations, Continued

At March 31, 1999, the Association had total risk-based capital of $10.1 million and risk-weighted assets of $52.7 million or total risk-based capital of 19.1% of risk-weighted assets. This amount was $5.9 million above the minimum regulatory risk-based capital requirement of $4.2 million, or 8.0% of risk-weighted assets.

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

The Company has developed a plan to prepare for the Year 2000.   Started
in 1997, the plan includes an inventory of software applications, communication with third-party vendors and suppliers and the obtaining of certification of compliance with third-party providers. The Company has a comprehensive, written plan, which is regularly updated and monitored by management and the Board of Directors. Plan status is regularly reviewed by management of the Company and reported at least quarterly to the Board. As of March 31, 1999, it is estimated that the plan is over 95% complete.

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

Sobieski Bancorp, Inc.
(Registrant)


Date: May 13, 1999
By:     /s/s Thomas F. Gruber
       Thomas F. Gruber
	   President and Chief Executive Officer

Date: May 13, 1999
By:     /s/s Arthur Skale
        Arthur Skale
       Chief Financial Officer

