Form 10-K
period 1999-06-30
SOBIESKI BANCORP INC
filed 1999-09-28
CIK 934860

U. S. SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

FORM 10-KSB

[X]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934
         For the Fiscal Year Ended June 30, 1999

OR

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934
          For the transition period from __________ to __________

Commission File Number 0-25518

SOBIESKI BANCORP, INC.
(Name of Small Business Issuer in its Charter)

Delaware
State or Other Jurisdiction of Incorporation or Organization)
35-1942803
(IRS Employer Identification Number)

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

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [x]

State Issuer's revenues for its most recent fiscal year $7,566,000.

As of September 22, 1999, there were issued and outstanding
722,132 shares of the Issuer's Common Stock. The aggregate market value of the voting stock held by non-affiliates of the Issuer, computed by reference to the average of the bid and asked price of such stock as of September 22, 1999, was approximately $7.6 million. (The exclusion from such amount of the market value of the shares owned by any person shall not be deemed an admission by the Issuer that such person is an affiliate of the Issuer.)

DOCUMENTS INCORPORATED BY REFERENCE

Part II of Form 10-KSB - Portions of Annual Report to Stockholders for the fiscal year ended June 30, 1999.
Part III of Form 10-KSB - Portions of the Proxy Statement for the 1999 Annual Meeting of Shareholders.

PART I

Item 1. 	Description of Business

General

Sobieski Bancorp, Inc.

Sobieski Bancorp, Inc. (the "Company") was incorporated under the laws of the State of Delaware in December 1994 by authorization of the Board of Directors of Sobieski Federal Sav- ings and Loan Association of South Bend ("Sobieski Federal" or the "Association") for the pur- pose of acquiring all of the outstanding stock of Sobieski Federal issued upon the conversion of Sobieski Federal from the mutual to the stock form of ownership (the "Conversion").

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

At June 30, 1999, the Company had assets of approximately $103.7 million, deposits of approximately $64.2 million and stockholders' equity of approximately $12.6 million.

The executive office of the Company is located at 2930 West Cleveland Road, South Bend, Indiana 46628, telephone (219) 271-8300.

Sobieski Federal Savings and Loan Association of South Bend

Sobieski Federal is a federally chartered stock savings and loan association headquartered in South Bend, Indiana. Sobieski Federal was originally chartered under the laws of the State of Indiana in 1893 and converted to a federally chartered mutual savings and loan association in 1936. Its deposits are insured up to the maximum allowable amount by the Federal Deposit Insurance Corporation (the "FDIC") under the Savings Association Insurance Fund (the "SAIF"). Through its main office and two branch offices, Sobieski Federal primarily serves communities located in St. Joseph County, Indiana.

Sobieski Federal has been, and intends to continue to be, a community-oriented financial institution offering financial products and services to meet the needs of the communities it serves. The Association attracts deposits from the general public and uses such deposits, together with other funds, to originate primarily one-to-four family, fixed-rate and variable-rate residential mortgage loans for retention in its portfolio. In addition, the Association originates construction loans, consumer loans and real estate-backed small business commercial loans. During both fiscal 1999 and 1998, the Association purchased participation interests in commercial loans funded primarily by advances from the Federal Home Loan Bank ("FHLB") of Indianapolis.

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

The Company does not undertake and specifically disclaims any obligation to publicly re- lease the result of any revisions which may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of antici-pated or unanticipated events.

Lending Activities

General. The Association has historically originated primarily fixed-rate, one-to-four family mortgage loans for retention in its portfolio. Since September 1994, the Association has begun to originate adjustable-rate mortgage loans for retention in its portfolio. However, in response to customer demand, the Association continues to originate fixed-rate mortgage loans. Such loans are primarily for terms of up to 30 years.

While the Association primarily focuses its lending activities on the origination of loans secured by first mortgages on owner-occupied one-to-four family residences, to a much lesser extent, it also originates construction and consumer loans. During fiscal 1999 and 1998, the Association purchased participation interests in commercial loans funded with one to five-year FHLB advances from the FHLB of Indianapolis. The Association has in the past purchased parti-cipations of the Small Business Administration (the "SBA") and originated a limited number of commercial real and non-real estate secured loans. Substantially all of the Association's loans are originated in its market area.
At June 30, 1999, the Association's net loan portfolio totaled
$87.9 million.

The loan committee, comprised of three members of the Board on a three-month rotating basis, has authority to approve loans up to $250,000; any loans over $250,000 must be approved by the entire
Board of Directors.

Under regulations of the Office of Thrift Supervision (the "OTS"), the Association's loans-to-one-borrower limit is generally limited to the greater of 15% of unimpaired capital and surplus or $500,000. See "Regulation - Federal Regulation of Savings Associations."
At June 30, 1999, the maximum amount which the Association could loan to any one borrower and the borrower's related entities was $1,713,000.
At June 30, 1999, the Association had no loans with aggregate outstanding balances in excess of this amount. At that date, the Association's largest lending relationship to a single borrower or group of related borrowers totaled $1,412,000. As of June 30, 1999, this loan was performing in accordance with its terms.

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

			                                         At June 30,
                     							       1999            1998           1997
                  							 Amount  Percent  Amount  Percent  Amount Percent
								                           (Dollars in Thousands)
Real Estate Loans:
One-to-four family .........$68,325	 76.6%	  $62,697  80.4%	$54,572 87.7%
Commercial ...................9,882	 11.1	    5,649   7.3    	  2,455	 3.9
Construction .................1,531   1.7       1,032	1.3	        869	 1.4
Home equity...................2,875	  3.2	    2,675   3.4	      1,142	 1.8
Total real estate loans..... 82,613	 92.6	   72,053  92.4      59,038 94.8
Other Loans:
Deposit loans ................. 114	   .1     	  147	 .2	        147	  .2
Commercial business loans ....6,462   7.3 	    5,753   7.4	      3,059  5.0
Total other loans ............6,576	  7.4 	    5,900	7.6	      3,206	 5.2
Total loans ...............  89,189 100.0%     77,953 100.0%	 62,244 100.0%
Loans in process .........     (994)     		   (1,016)           (882)
Deferred loan costs (fees) ..    15		             16             (27)
Allowance for loan losses ...  (310)	           (240)           (200)

Total loans, net .......... $87,900	          $76,713		        $61,135


The following table shows the composition of the Company's loan portfolio by fixed and adjustable-rate loans at the dates indicated.

							                                                     At June 30,
                        							      1999            1998             1997
                      							Amount  Percent  Amount  Percent  Amount Percent
                     										  (Dollars in Thousands)
Fixed-Rate Loans:
Real estate:
One-to four-family ......  $64,422   72.2%	 $56,198  72.1%	  $51,031  82.0%
Construction ................1,431    1.6	   1,032   1.3	      869   1.4
Total real estate loans ....65,853   73.8     57,230  73.4	   51,900  83.4
Deposit loans .............    114     .1	     147    .2	      147    .2
Commercial business .... ..  4,164    4.7	   2,649   3.4      1,899   3.1
Total fixed-rate loans ...  70,131   78.6	  60,026  77.0	   53,946  86.7
Adjustable-Rate Loans:
Real estate:
One-to-four family ......... 3,903    4.4	   6,499   8.3	    3,541   5.7
Commercial ...............   9,882   11.1	   5,649   7.3      2,455   3.9
Construction ...........       100     .1	    ---    ---	     ---    ---
Home equity...............   2,875    3.2	   2,675   3.4	    1,142   1.8
Total real estate loans...  16,760   18.8	  14,823  19.0	    7,138  11.4
Commercial business .......  2,298    2.6      3,104   4.0	    1,160   1.9
Total adjustable-rate loans 19,058   21.4	  17,927  23.0      8,298  13.3
Total loans ............... 89,189  100.0%    77,953 100.0%    62,244 100.0%
Loans in process ...........  (994)	   	      (1,016)		         (882)
Deferred loan costs (fees)..    15		              16		           (27)
Allowance for loan losses ... (310)	            (240)            (200)
Total loans, net ..........$87,900	         $76,713          $61,135

The following schedule illustrates the amortization schedule by contractual maturity of the Company's loan portfolio at June 30, 1999. Loans which have adjustable or renegotiable interest rates are shown as maturing in the period during which the contract is due. The schedule does reflect scheduled principal amortization but does not reflect the effects of possible prepayments or enforcement of due-on-sale clauses.

									Real Estate
				   Multi-Family
	   One-to-Four   and			          Home   Deposit Commercial
	   Family	  Commercial  Construction(2) Equity  Loans   Business Total
		                         (Dollars in Thousands)
Due during the twelve
months ending June 30,
2000 (1) ..$2,407  $   624  $    114  $   174  $  67  $2,128  $ 5,514
2001 ...    2,599	     779	      15	      189     47   2,129   	5,758
2002 ...    2,803      837	      16	      206     -	   1,369    5,231
2003 and
2004.....   6,288  	 1,559	      36	      470     -	     410    8,763
2005 to
2009...... 19,260    3,484	     116	    1,600     -	     426   24,886
2010 to
2029 ..... 34,968  	 2,599	   1,234       236     -	      -	   39,037

Total ... $68,325	$9,882   $ 1,531   $2,875   $  114   $6,462 $89,189

Weighted
average
interest
rate ....   7.50%   7.21%      7.33%    8.65%   8.02%	 8.35%  7.56%

(1) Includes demand loans, loans having no stated maturity and overdraft loans.
(2)  Represents construction/permanent loans.


The total amount of loans due after June 30, 2000 that have predetermined interest rates is $61.9 million.

One-to-Four Family Residential Mortgage and Home Equity Lending. Residential loan originations are generated by the Association's marketing efforts, its present customers, walk-in customers and referrals from real estate brokers. Historically, the Association has focused its lending efforts primarily on the origination of fixed-rate loans secured by first mortgages on owner-occupied, single-family residences in its market area. In September 1994, the Association began to originate adjustable rate mortgage ("ARM") loans. At June 30, 1999, the Company's one-to-four family residential mortgage loan portfolio totaled
$68.3 million, or 76.6% of the Company's gross loan portfolio.

The Association currently offers fixed-rate and adjustable rate mortgage and home equity loans. For the year ended June 30, 1999, the Association originated $23.9 million of one-to-four family real estate related loans. At June 30, 1999, the Association had $3.9 million of one-to-four family adjustable-rate mortgage loans, and $64.4 million of one-to-four family fixed-rate mortgage loans.

The Association currently originates fixed-rate loans with terms of maturity up to 30 years. Interest rates charged on these fixed-rate loans are priced on a regular basis according to market conditions.
The Association also offers adjustable-rate mortgage loans at rates and on terms determined in accordance with market and competitive factors. The Association currently originates one-to-five year ARM loans, with up to a 30-year amortization schedule, with a stated interest rate margin over the one-year Constant Maturity Treasury Index. These loans provide for a 1.5% maximum annual cap and a cap over the life of the loan of 5.25%. As a consequence of using caps, the interest rates on these loans may not be as rate sensitive as is the Association's cost of funds. Currently, all ARM loans originated provide for an interest rate floor below which the interest rate charged may not fall.

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

The loans currently originated by the Association are typically underwritten and docu- mented pursuant to the guidelines of the Freddie Mac. The Association currently retains all loans originated in its portfolio.

The Association also originates a limited amount of second mortgage and home equity lines of credit. At June 30, 1999, the Association's second mortgage loans and home equity loans totaled $496,000 and $2.9 million, respectively. Second mortgage loans have fixed or variable rates of interest and have terms up to 15 years. Home equity loans have adjustable interest rates and terms of up to 12 years. These loans are underwritten using similar guidelines as for single family mortgage lending.

Residential Construction Lending. To a limited extent, the Association also originates loans for the construction of one-to-four family residences. At June 30, 1999, the Association's construction loan portfolio totaled
$1.5 million, or 1.7% of its gross loan portfolio. As of that date, all of these loans were secured by property located within the Association's market area.

All of the construction loans to individuals for their residences are structured to be con- verted to permanent loans at the end of the construction phase, which typically runs from four to six months. These construction loans have rates and terms comparable to one-to-four family loans offered by the Association, except that during the construction phase, the borrower pays interest only. The maximum loan-to-value ratio of owner occupied single-family construction loans is 85% without private mortgage insurance ("PMI") and 97% with PMI. Residential construction loans are generally underwritten pursuant to the same guidelines for originating permanent residential loans.

Construction loans are obtained primarily from walk-in customers and builder and realtor referrals. The application process includes submission to the Association of plans and costs of the project to be constructed. These items are used to determine the appraised value of the subject property. Loans are based on the lesser of current appraised value or the cost of construction (land plus building).

The Association's construction loan agreements generally provide that loan proceeds are disbursed in increments as construction progresses.
The Association periodically reviews the pro- gress of the underlying dwelling before disbursements are made. Nevertheless, construction lend- ing is generally considered to involve a higher level of credit risk than one-to-four family resi- dential lending since the risk of loss on construction loans is dependent largely upon the accuracy of the initial estimate of the individual property's value upon completion of the project and the estimated cost (including interest) of the project.


Commercial Real Estate Lending. Commercial real estate loans at
June 30, 1999 totaled $9.9 million or 11.1% of the Company's gross loan portfolio. These loans consist of participation certificates guaranteed by the SBA of $2.2 million, participations with other financial institutions in commercial real estate loans of $1.5 million and internally originated commercial real estate loans and credit lines totaling
$6.2 million. As of June 30, 1999, all of these loans were performing in accordance with their terms and Sobieski Federal has not experienced any losses on these loans.

Deposit-Backed Lending. Deposit loans at June 30, 1999 totaled $114,000 or approximately .1% of the Company's gross loan portfolio. These loans consisted of share loans secured by deposit accounts. Even though some of these loans are currently delinquent ($20,000, or 17.5% of total deposit loans at June 30, 1999), they do not entail great risk because they are fully secured by savings deposit accounts with balances exceeding the amount of the loan. Management believes the delinquencies primarily result from timing factors wherein borrowers are waiting for certificates to mature to repay the loans. Historically, losses from consumer loans have been non-existent.

Commercial Business Lending. Commercial business loans at June 30, 1999 totaled $6.5 million or 7.3% of the Company's gross loan portfolio. These loans are originated internally or purchased participations originated by other financial institutions. The loans are secured by collateral consisting of autos, trucks, airplanes and other business assets. All of these loans were performing in accordance with their terms at June 30, 1999. See "Business-Asset Quality".

Originations and Purchases of Loans and Mortgage-Backed Securities

Loan originations are developed from continuing business with depositors and borrowers, soliciting realtors, builders, walk-in customers and small business entities.

While the Association originates both adjustable-rate and fixed-rate loans, its ability to originate loans to a certain extent is dependent upon the relative customer demand for loans in its market, which is affected by the interest rate environment, among other factors. For the year ended June 30, 1999, the Association originated $34.5 million in loans. Originations consisted of $23.9 million of one-to-four family real estate loans, $36,000 of deposit loans and $10.6 million in nonresidential real estate and commercial loans.

Loan originations during the year ended June 30, 1999 were higher than the prior year. The Association believes the increase is attributable to the higher level of refinancing as customers sought to take advantage of low interest rates on fixed-rate loans. The Association currently retains its loan originations in its portfolio and currently follows a policy of not selling loan originations in the secondary market.

During fiscal 1999, the Association purchased $5.9 million of participation interests in commercial loans funded by advances from the FHLB of Indianapolis. These purchases were made to increase income, increase liquidity spread and assist in short-term interest rate risk management.

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

                              								       Year Ended June 30,
                     							      1999        1998         1997
                          								        (In Thousands)
Originations:
One-to-four family real estate
and home equity                 $23,851      $23,300      $15,081
Deposit loans ........               36           32           22
Non-residential real estate
and commercial loans             10,589        7,348        1,114
Total originations .......       34,476       30,680       16,217
Purchases:
Purchases of commercial
business loans...........         5,848        3,944        3,030
Total purchases .........         5,848        3,944        3,030
Repayments:
Loans ...................       (29,088)     (18,748)     (11,226)
Mortgage-backed securities ..    (2,489)      (2,295)      (2,126)
Other, net ..................      (181)        (167)        (134)
Total repayments..............  (31,758)     (21,210)      (13,486)
Net increase ............... $    8,566     $ 13,414     $   5,761


Asset Quality

General. When a borrower fails to make a required payment on a loan, the Association attempts to cause the delinquency to be cured by contacting the borrower. In the case of loans secured by real estate, a reminder notice is sent to the borrower on all loans over 15 days delin-quent. When a loan becomes 15 days delinquent, late charges are assessed and a notice of late charges is sent to the borrower. An additional late notice is sent to the borrower if the delinquen- cy is not cured within 30 days of the required payment date. If the loan becomes 60 days delin- quent and the borrower has not attempted to contact the Association to arrange an acceptable plan to bring the loan current, the borrower is contacted by telephone. If the borrower contacts the Association with a reasonable explanation for the delinquency, the Association generally will attempt to reach workable accommodations with the borrower to bring the loan current. All pro- posed workout arrangements are evaluated on a case by case basis, based on the best judgment of the Association's management, considering, among other things, the borrower's past credit his- tory, current financial status, cooperativeness, future prospects and the reason for the delinquen- cy. If the loan is more than 90 days delinquent, the loan will be referred to the Association's legal counsel for collection. In all cases, if the Association believes that its collateral is at risk and added delay would place the collectibility of the balance of the loan in further question, manage-ment may refer loans for collection even sooner than the 90 days described below.

When a loan becomes delinquent 90 days or more, the Association will place the loan on non-accrual status. The loan will remain on a non-accrual status as long as the loan is 90 days delinquent.

The following table sets forth the Association's loan delinquencies by type, by amount and by percentage of type as of June 30, 1999.

                   					              Loans Delinquent For:
            		   60-89 Days	      90 Days and Over	 Total Delinquent Loans
			                  Percent		                Percent		            Percent
	   	                of Loan		               of Loan		              of Loan
  	    Number Amount Category  Number Amount Category  Number Amount Category
             						           (Dollars in Thousands)
Real estate:
One-to-four
family      18    $551    0.8%       4     $125    0.2%      22   $676   1.0%
Home
equity.....  -     -      - %        3       57    2.0%       3     57   2.0%

Total ..... 18    $551    0.6%       7     $182    0.2%      25   $733   0.8%


Non-Performing Assets. The table below sets forth the amounts and categories of non-performing assets in the Association's loan portfolio. Loans are placed on non-accrual status when the collection of principal and/or interest becomes doubtful. Foreclosed assets include assets acquired in settlement of loans. The Association had no accruing loans more than 90 days delinquent at June 30, 1999.

                           									At June 30,
             				     1999      1998      1997      1996     1995
                     								(Dollars in Thousands)

Non-accruing loans:
One-to-four family ..$125       $76       $118     $ 90     $ 35
Consumer ............  57        -           8        -        6
Total ............... 182        76        126       90       41
Foreclosed assets:
One-to-four family ..  -          -         11        -       19
Total ...............  -          -         11        -       19
Total non-performing
assets ..............$182       $76       $137     $ 90     $ 60
Total as a percentage
of total assets ....  .18%      .08%      .17%      .12%     .08%

For the year ended June 30, 1999, gross interest income which would have been recorded had the non-accruing loans been current in accordance with their original terms amounted to $7,000.

Other Loans of Concern. At June 30, 1999, there were no loans not included in the table or discussed above where known information about the possible credit problems of borrowers caused management to have doubts as to the ability of the borrowers to comply with present loan repayment terms and which may result in disclosure of such loans in the future.

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

When an insured institution classifies problem assets as either substandard or doubtful, it may establish general allowances for loan losses in an amount deemed prudent by management. General allowances represent loss allowances which have been established to recognize the inherent risk associated with lending activities, but which, unlike specific allowances, have not been allocated to particular problem assets. When an insured institution classifies problem assets as "loss," it's required either to establish a specific allowance for losses equal to 100% of that portion of the asset as classified or to charge-off such amount. An institution's determination as to the classification of its assets and the amount of its valuation allowances is subject to review by the regulatory authorities, who may order the establishment of addition general or specific loss allowances.

In connection with the filing of its periodic reports with the OTS and in accordance with its classification of assets policy, the Association regularly reviews problem loans and real estate acquired through foreclosure to determine whether such assets require classification in accordance with applicable regulations. On the basis of management's review of its assets, at June 30, 1999, the Association had classified a total of $182,000 of its assets as substandard, none as doubtful and none as loss. At June 30, 1999, total classified assets comprised $182,000 or 1.4% of the Company's capital and 0.18% of the Company's total assets.

Allowance for Loan Losses. The allowance for loan losses is established through a provi- sion for loan losses based on management's evaluation of the risk inherent in its loan portfolio and changes in the nature and volume of its loan activity, including those loans which are being specifically monitored by management. Such evaluation, which includes a review of loans for which full collectibility may not be reasonably assured, considers, among other matters, the loan classifications discussed above, the estimated fair value of the underlying collateral, economic conditions, historical loan loss experience, the amount of loans outstanding and other factors that warrant recognition in providing for an adequate loan loss allowance. A significant factor considered in the unallocated allowance was the historically low level of loans other than one-to-four family real estate loans. Management recognizes that as loan growth continues additional provisions to the allowance may be required.

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

Although management believes that it uses the best information available to determine the allowance, unforeseen market conditions could result in adjustments and net earnings could be significantly affected if circumstances differ substantially from the assumptions used in making the final determination. Future additions to the Association's allowance for loan losses will be the result of periodic loan, property and collateral reviews and thus cannot be predicted in advance. In addition, federal regulatory agencies, as an integral part of the examination process, periodically review the Association's allowance for loan losses. Such agencies may require the Association to recognize additions to the allowance level based upon their judgment of the information available to them at the time of their examination. At June 30, 1999, the Association had a total allowance for losses on loans of $310,000 representing 170% of total non-performing loans and .35% of the Association's loans, net. See Note D of the Notes to Consolidated Financial Statements.

The following table sets forth an analysis of the Association's allowance for loan losses.

                          								       Year Ended June 30,
                    							    1999            1998            1997
                      								    (Dollars in Thousands)
Balance at beginning of
period ........................ $240            $200           $200
Charge-offs:
One-to-four family ............  ---             ---            ---
Recoveries:
One-to-four family ............  ---             ---            ---
Provision charged to
operations ....................   70              40            ---
Balance at end of period ...... $310            $240           $200
Ratio of net charge-offs to
average loans outstanding
during the period ............. ---%           ---%            ---%
Ratio of net charge-offs to
average non-performing assets
during the period ............. ---%           ---%            ---%


The distribution of the Company's allowance for loan losses at the dates indicated is summarized as follows:


                         							          At June 30,
                        			 1999		       		1998	 	    		1997
                 					    Percent			            Percent	  	           Percent
		                         of 		            			   of				             	  of
        		Loan Loss Total Total  Loan Loss Total Total  Loan Loss Total Total
        		Allowance Loans Loans  Allowance Loans Loans  Allowance Loans Loans
                      								(Dollars in Thousands)
One-to
-four
family  $  12   $68,325  77.4%   $ 25   $62,698  81.5%  $  12  $55,693  90.80%
Home
equity..    6     2,875   3.3       -       -      -       -      -       -
Unalloc-
ated ...  292    17,010  19.3     215    14,255  18.5     188    5,642   9.20
Total(1) $310   $88,210 100.0%   $240   $76,953 100.0%   $200  $61,335 100.0%

(1) Total loans represent the amount before deducting the loan loss allowance.



Investment Activities

General. Sobieski Federal must maintain minimum levels of investments that qualify as liquid assets under OTS regulations. Liquidity may increase or decrease depending upon the availability of funds and comparative yields on investments in relation to the return on loans. Historically, the Association has generally maintained liquid assets at levels above the minimum requirements imposed by the OTS regulations and at levels believed adequate to meet the requirements of normal operations, including repayments of maturing debt and potential deposit outflows. Cash flow projections are regularly reviewed and updated to assure that adequate liquidity is maintained. At June 30, 1999, the Association's liquidity ratio (liquid assets as a percentage of net withdrawable savings deposits and current borrowings) was 13.6%.

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

Generally, the investment policy of the Association, as established by the Board of Direc-tors, is to invest funds among various categories of investments and maturities based upon the Association's liquidity needs, asset/liability management policies, investment quality, marketability and performance objectives. The Investment Committee consist of three outside directors, Robert J. Urbanski, Joseph F. Nagy, and Richard J. Cullar, plus President and Chief Executive Officer
Thomas F. Gruber and Vice President of Finance Arthur Skale. Subject to the policies established by the Board of Directors, President Gruber and Vice President Skale are authorized to purchase and sell securities. All securities transactions are reported to the Board of Directors at their next regular meeting.

Mortgage-Backed Securities. The Association purchases mortgage-backed securities to supplement residential loan production and as part of its asset/liability strategy. The type of secu-rities purchased is based upon the Association's asset/liability management strategy and balance sheet objectives. For instance, substantially all of the mortgage-backed securities purchased by the Association over the last several years have had adjustable rates of interest. At June 30, 1999, the amortized cost of the Association's mortgage-backed securities was $7.96 million and the market value of these mortgage-backed securities was $7.86 million at that date.

At June 30, 1999, $7.48 million or 94% of the Association's mortgage-backed securities have been classified as held-to-maturity and, accordingly, are included in its financial statements at amortized cost. Mortgage-backed securities with an amortized cost of $.48 million have been classified as available-for-sale and are included in the financial statements at fair value. See Note C of the Notes to Consolidated Financial Statements for additional information regarding the amortized cost and approximate market value of the Association's mortgage-backed securities as of June 30, 1999.

As of June 30, 1999, all of the Association's mortgage-backed securities were backed by government sponsored agency programs. Accordingly, management believes that the Associa- tion's mortgage-backed securities are generally resistant to credit problems.

The Association's mortgage-backed securities portfolio consists of securities issued under government-sponsored agency programs, including those of the Fannie Mae, Freddie Mac and the Government National Mortgage Association ("GNMA"). The Fannie Mae, Freddie Mac and GNMA certificates are modified pass-through mortgage-backed securities that represent undivided interests in underlying pools of fixed-rate, or certain types of adjustable rate, predominantly single-family and, to a lesser extent, multi-family residential mortgages issued by those government-sponsored entities. As a result, the interest rate risk characteristics of the underlying pool of mortgages, i.e., fixed rate or adjustable rate, as well as prepayment risk, are passed on to the certificate holder.
Fannie Mae and Freddie Mac generally provide the certificate holder a guarantee of timely payments of interest and ultimate collection of principal, whether or not collected. GNMA's guarantee to the holder is timely payments of principal and interest, backed by the full faith and credit of the U.S. Government.

Mortgage-backed securities generally yield less than the loans that underlie such securities, because of the cost of payment guarantees or credit enhancements that reduce credit risk to holders. Since federal agency mortgage-backed securities generally carry a yield approximately
50 to 100 basis points below that of the corresponding type of residential loan (due to the implied federal agency guarantee fee and the retention of a servicing spread by the loan servicer), in the event that the proportion of the Association's assets consisting of mortgage-backed investments increase in the future, the Association's assets yields would be adversely affected. Mortgage-backed securities are also more liquid than individual mortgage loans and may be used to collateralize obligations of the Association. In general, mortgage-backed securities issued or guaranteed by Fannie Mae and Freddie Mac are weighted at no more than 20% for risk-based capital purposes, and mortgage-backed securities issued or guaranteed by GNMA are weighted at 0% for risk-based capital purposes, compared to an assigned risk weighing of 50% to 100% for whole residential mortgage loans.

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

Investment Securities and Other Interest-Earning Assets. At June 30, 1999, Sobieski Federal's interest-bearing deposits with financial institutions totaled $166,000, or .16% of total assets, and its investment securities, consisting of U.S. Government, agency and municipal securities, totaled $2.8 million, or 2.7% of total assets. In addition, as of such date, the Association had an investment of $1.3 million in FHLB stock, satisfying its requirement for membership in the FHLB of Indianapolis. It is the Association's general policy to purchase securities which are U.S. Government securities or federal agency obligations or other issues that are rated investment grade. At June 30, 1999, the weighted average maturity of the securities portfolio (excluding FHLB stock) was 3.2 years.

The Association's investment securities portfolio at June 30, 1999 contained no securities of any issuer with an aggregate book value in excess of 10% of the Association's equity capital, excluding those issued by the United States Government or its agencies.



The following table sets forth the contractual maturities of the Association's mortgage-backed securities at June 30, 1999.


                6	    6	      1 to   3      5     10    Over  June 30,1999
          				Months  Months     3     to 5   to 10 to 20 20    Balance
         				or Less to 1 Year Years  Years  Years Years Years Outstanding
									                     	(In Thousands)
Federal Home
Loan Mortgage
Corporation:
Adjustable
-rate .........  $ 7      $ 7     $ 34   $ 44   $ 172  $ 917  $348  $1,529
Federal National
Mortgage Association:
Adjustable
-rate .........   26       27      130    169     678  3,761    -    4,791
Government National
Mortgage Association:
Fixed-rate ....... 1        1        7     10      45    198    -      262
Adjustable-rate .. 5        5       23     30     121    687   352   1,223
Net premiums and
discounts ........ -        -        -      -       -     -     -      141

             				 $39      $40     $194    $253 $1,016 $5,563  $700  $7,946


The following table sets forth the composition of the Association's investment and mortgage-backed securities at the dates indicated.


                                    									At June 30,
                          					  1999             1998           1997
                      			  	  Book    % of    Book    % of    Book   % of
                       				  Value   Total   Value   Total   Value  Total
                               							(Dollars in Thousands)
Investment securities:
U. S. Government
securities (1)               $    -	  -%	  $  500   35.1%   $ 2,297  78.3%
U. S. agency
securities.....                2,196	 53.8        -	     -		   -      -
Municipal
securities....                   562    13.7	     -	     -		   -      -
Subtotal ......                2,758    67.5	  500   35.1	     2,297   78.3
FHLB stock ....                1,326    32.5   923   64.9	       636   21.7
Total investment
securities and
FHLB stock ....              $4,084  100.0%	 $ 1,423  100.0%  $  2,933  100.0%

Other interest
-earning assets:
Interest-bearing
deposits with
financial
institutions .              $  166  100.0%	 $   443  100.0%  $    292  100.0%
Mortgage-backed
securities:
GNMA .......                $1,485   18.7%	 $ 2,021   19.2%  $  3,558   26.0%
FNMA .......                 4,791  	60.3	    6,386   60.6	     7,522   54.8
FHLMC ......                 1,529   19.2     1,886   17.9	     2,294   16.7
Subtotal ...                 7,805   98.2	   10,293   97.7	    13,374   97.5
Unamortized
premium, net .                 141 	  1.8	     245    2.3	       336    2.5
Total mortgage
-backed
securities .                 $7,946  100.0%	 $10,538  100.0%   $13,710  100.0%

(1)The average remaining life of U.S. Government securities at June 30, 1998 was less than one year with a weighted average yield of 5.9%.



Sources of Funds

General. The Association's primary sources of funds are deposits, payment of principal and interest on loans, interest earned on mortgage-backed securities, investment securities, inter-est earned on interest-bearing deposits with other financial institutions and other funds provided from operations.

Deposits. Sobieski Federal offers a variety of deposit accounts having a wide range of interest rates and terms. The Association's deposits consist of passbook, NOW, checking, money market deposit and certificate accounts. The certificate accounts currently range in terms from 91 days to four years.

The Association relies primarily on advertising (including direct mail, company newsletter, promotions and newspaper), competitive pricing policies and customer service to attract and retain these deposits. Sobieski Federal solicits deposits from its market area only, does not use brokers to obtain deposits and currently, does not engage in any type of premium, gift or promotional programs beyond the advertising vehicles mentioned above. The flow of deposits is influenced significantly by general economic conditions, changes in money market and prevailing interest rates and competition.

The Association continues to be susceptible to short-term fluctuations in deposit flows as customers have become more interest rate conscious. The Association endeavors to manage the pricing of its deposits in keeping with its asset/liability management and profitability objectives. The ability of the Association to attract and maintain savings accounts and certificates of deposit, and the rates paid on these deposits, has been and will continue to be significantly affected by market conditions.

The following table sets forth the savings flows at the Association during the periods indicated.

                      							     1999           1998           1997
Opening balance ...............	$60,517       $59,387       $61,227
Net deposits (withdrawals)  ...   3,061	          450        (2,332)
Interest credited (1) .........     653	          680           492
Ending balance ................	$64,231       $60,517       $59,387
Net increase (decrease)........$  3,714       $ 1,130       $(1,840)
Percent increase (decrease) ...   6.14%          1.90%       (3.01)%


(1) Includes interest credited to passbook, NOW and money market deposit accounts, but not certificates of deposit.




The following table sets forth the dollar amount of savings deposits in the various types of deposit programs offered by the Association at the dates indicated.

                       				          	 	At June 30,
                    					  1999             1998               1997
                       						 Percent            Percent             Percent
                 				 Amount  of Total   Amount  of Total   Amount   of Total
		                        (Dollars in Thousands)
Transaction and
Savings Deposits:
Passbook accounts:
June 30, 1999,
June 30, 1998 and
June 30, 1997-
2.50% ..........  $14,350    22.4%  $ 13,919    23.0%     $15,170    25.5%
NOW accounts:
June 30, 1999,
June 30, 1998 and
June 30, 1997-
2.25 - 2.75% ...    3,468     5.4      3,576     5.9        3,876     6.5
Money market
accounts:
June 30, 1999,
June 30, 1998 and
June 30, 1997-
2.75% to 3.00% ..   2,129     3.3      2,060    3.4         2,172     3.7
Total Non-
Certificates ..    19,947    31.1     19,555   32.3        21,218    35.7
Certificates:
2.01 - 5.00% ..    13,258    20.6      3,588    5.9         9,039    15.3
5.01 - 6.00% ..    28,143    43.8     24,711   40.9        18,774    31.6
6.01 - 8.00% ..     2,883     4.5     12,663   20.9        10,356    17.4
Total
certificates ..    44,284	   68.9     40,962   67.7        38,169    64.3
Total deposits    $64,231   100.0%   $60,517  100.0%      $59,387   100.0%

The following table shows rate and maturity information for the Association's certificates of deposit as of June 30, 1999.

                  					  2.01-	     5.01-        6.01-              Percent
                  					  5.00%      6.00%        7.25%      Total   of Total
                            							(Dollars in Thousands)
Certificate accounts
maturing in quarter
ending:
September 30, 1999..  $ 2,812    $ 4,476      $2,034     $ 9,322    21.0%
December 31, 1999...    2,951      5,532         516       8,999     20.3
March 31, 2000......    1,326      3,629          -        4,955     11.2
June 30, 2000.......    1,273      3,316          49       4,638     10.5
September 30, 2000..    2,474      1,957          -        4,431     10.0
December 31, 2000...    1,707      1,247          -        2,954      6.7
March 31, 2001......      475      1,369          -        1,844      4.2
June 30, 2001.......       76        741          -          817      1.8
September 30, 2001..       -         531         118         649      1.5
December 31, 2001...       59        425          67         551      1.2
March 31, 2002......       -         557          99         656      1.5
June 30, 2002.......       -         430          -          430      1.0
Thereafter..........      105      3,933          -        4,038      9.1
Total ..............  $13,258    $28,143      $2,883     $44,284    100.0%

Percent of total ...    29.9%      63.6%        6.5%      100.0%

The following table indicates the amount of the Association's certificates of deposit by time remaining until maturity as of June 30, 1999.

                             								       Maturity
                             								    (In Thousands)
                   						3 months   Over 3 to  Over 6 to   Over 12
                   						or less    6 months   12 months   months     Total
Certificates of deposit
less than $100,000 ..... $8,507      $7,828     $8,966     $14,690   $39,991
Certificates of deposit
of $100,000 or more ....    815       1,171        627       1,680     4,293
Total certificates
of deposit ............. $9,322      $8,999     $9,593     $16,370   $44,284

Borrowings. Although deposits are the Association's primary source of funds, the Association may utilize FHLB advances or other borrowings to support lending activities and to assist the Association's asset/liability management strategy when they are a less costly source of funds and may be invested at a positive interest rate spread or when the Association desires additional capacity to fund loan demand. At June 30, 1999, the Association had borrowings of $26.3 million.

Service Corporation Activities

As a federally chartered savings bank, Sobieski Federal is permitted by OTS regulations to invest up to 2% of its assets, or approximately $2.1 million in the stock of, or loans to, service corporation subsidiaries. Sobieski Federal may invest an additional 1% of its assets in service corporations where such additional funds are used for inner-city or community development purposes and up to 50% of its total capital in conforming loans to service corporations in which it owns more than 10% of the capital stock. In addition to investments in service corporations, federal associations are permitted to invest an unlimited amount in operating subsidiaries engaged solely in activities in which a federal association may engage in directly. At June 30, 1999, Sobieski Federal had no active service corporation activities.

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

Employees

At June 30, 1999, the Association had a total of 25 full-time employees. The Association's employees are not represented by any collective bargaining group. Management considers its employee relations to be good.

Executive Officers Who Are Not Directors

The business experience of each executive officer of the Association and the Company who is not also a director is set forth below.

Marsha Nafrady, age 45. Ms. Nafrady is secretary/treasurer of the Association. In that capacity she oversees teller operations of the Cleveland main branch facility, serves as Secretary to the Board of Directors and is responsible for the recordkeeping of the Company. Ms. Nafrady joined the Association in 1973.

Arthur Skale, age 58. Mr. Skale is currently the Chief Financial Officer. In that capacity, he is responsible for the investment, cash management and budget planning of the Association. Mr. Skale joined the Association in 1997.

Gregory J. Matthews, age 39. Mr. Matthews joined the Company in
March 1998 as Vice President and Chief Operations Officer. He is responsible for retail banking, operations, informa-tion systems and Year 2000 preparedness.

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

Federal Regulation of Savings Associations

The OTS has extensive authority over the operations of savings associations. As part of this authority, the Association is required to file periodic reports with the OTS and is subject to periodic examinations by the OTS and the FDIC. The last regular OTS examinations of the Association were as of February 1997 and June 1998. The OTS will be conducting a compliance examination as of August 31, 1999. When examinations are conducted by the OTS and the FDIC, the examiners may require the Association to provide for higher general or specific loan loss reserves.

All savings associations are subject to a semiannual assessment, based upon the savings association's total assets, to fund the operations of the OTS. The Association's OTS assessment for the fiscal year ended June 30, 1999 was $38,000.

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

The Association's general permissible lending limit for loans-to-one-borrower is equal to the greater of $500,000 or 15% of unimpaired capital and surplus (except for loans fully secured by certain readily marketable collateral, in which case this limit is increased to 25% of unimpaired capital and surplus). At June 30, 1999, the Association's lending limit under this restriction was $1,713,000.
The Association is in compliance with the loans-to-one-borrower limitation.

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

In order to equalize the deposit insurance premium schedules for BIF and SAIF-insured institutions, the FDIC imposed a one-time special assessment on all SAIF-assessable deposits as of March 31, 1995 pursuant to federal legislation enacted on September 30, 1996. The Association's special assessment, which was $414,000, was paid in November 1996. This special assessment significantly increased the Company's noninterest expense and adversely affected the Company's results of operations for the year ended June 30, 1997. Effective January 1, 1997, the premium schedule for BIF and SAIF-insured institutions ranged from 0 to 27 basis points. However, SAIF-insured institutions are required to pay a Financing Corporation (FICO) assessment, in order to fund the interest on bonds issued to resolve thrift failures in the 1980's, equal to 6.48 basis points for each $100 in domestic deposits, while BIF-insured institutions pay an assessment equal to 1.52 basis points for each $100 in domestic deposits. The assessment is expected to be reduced to 2.43 basis points no later than January 1, 2000, when BIF-insured institutions fully participate in the assessment. These assessments, which may be revised based upon the level of BIF and SAIF deposits, will continue until the bonds mature in the year 2017.

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

The capital regulations require tangible capital of at least 1.5% of adjusted total assets (as defined by regulation). Tangible capital generally includes common stockholders' equity and retained income, and certain noncumulative perpetual preferred stock and related income and ex-cludes unrealized appreciation or depreciation on securities available for sale. In addition, all intangible assets, other than a limited amount of purchased mortgage servicing rights, must be deducted from tangible capital. At June 30, 1999, the Association did not have any intangible assets.

The OTS regulations establish special capitalization requirements for savings associations that own subsidiaries. Under these regulations certain subsidiaries are consolidated for capital purposes and others are excluded from assets and capital. In determining compliance with the capital requirements, all subsidiaries engaged solely in activities permissible for national banks or engaged in certain other activities solely as agent for its customers are "includable" subsidiaries that are consolidated for capital purposes in proportion to the association's level of ownership, including the assets of includable subsidiaries in which the association has a minority interest that is not consolidated for GAAP purposes. For excludable subsidiaries the debt and equity investments in such subsidiaries are deducted from assets and capital. At June 30, 1999, the Association did not have any active subsidiaries.

At June 30, 1999 the Association had tangible capital of $9.4 million, or 9.1% of adjusted total assets, which is approximately $7.8 million above the minimum requirement of 1.5% of adjusted total assets in effect on that date.

The capital standards also require core capital equal to at least 3% of adjusted total assets (as defined by regulation). Core capital generally consists of tangible capital plus certain intangible assets, including supervisory goodwill (which is phased-out over a five-year period) and a limited amount of purchased credit card relationships. As a result of the prompt corrective action provi-sions of FDICIA discussed below, however, a savings association must maintain a core capital ratio of at least 4% to be considered adequately capitalized unless its supervisory condition is such to allow it to maintain a 3% ratio. At June 30, 1999, the Association had no intangibles which were subject to these tests.

At June 30, 1999, the Association had core capital equal to $9.4 million, or 9.1% of adjusted total assets, which is $6.3 million above the minimum leverage ratio requirement of 3% as in effect on that date.

The OTS risk-based requirement requires savings associations to have total capital of at least 8% of risk-weighted assets. Total capital consists of core capital, as defined above, and sup-plementary capital. Supplementary capital consists of certain permanent and maturing capital in-struments that do not qualify as core capital and general valuation loan and lease loss allowances up to a maximum of 1.25% or risk-weighted assets. Supplementary capital may be used to satisfy the risk-based requirement only to the extent of core capital. At June 30, 1999, the Association had no capital instruments that qualify as supplementary capital and $310,000 of general loss reserves, which was less than 1.25% of risk-weighted assets.

Certain exclusions from capital and assets are required to be made for the purpose of cal-culating total capital. Such exclusions consist of equity investments (as defined by regulation) and that portion of land loans and nonresidential construction loans in excess of an 80% loan-to-value ratio. The Association had no such exclusions from capital and assets at June 30, 1999.

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

On June 30, 1999, the Association had risk-based capital of $9.7 million (including $9.4 million in core capital and $310,000 in general loss reserves) and risk-weighted assets of $53.5 million or total capital of 18.1% of risk-weighted assets. This amount was $5.4 million above the 8% requirement in effect on that date.

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

The imposition by the OTS or the FDIC of any of these measures on Sobieski Federal may have a substantial adverse effect on the Association's operations and profitability and the value of the Common Stock purchased in the Conversion. Holding Company shareholders do not have preemptive rights, and therefore, if the Holding Company is directed by the OTS or the FDIC to issue additional shares of Common Stock, such issuance may result in the dilution in the percent-age of ownership of the Holding Company of those persons who purchased shares in the Conversion.

Limitations on Dividends and Other Capital Distributions

OTS regulations impose various restrictions on savings institutions with respect to their ability to make distributions of capital, which include dividends, stock redemptions or repurchases, cash-out mergers and other transactions charged to the capital account.

Generally, savings institutions, such as the Association, that before and after the proposed distribution remain well-capitalized, may make capital distributions during any calendar year equal to the greater of 100% of net income for the year-to-date period plus retained net income for the two preceding years. However, an institution deemed to be in need of more than normal supervision by the OTS may have its dividend authority restricted by OTS. The Association may pay dividends in accordance with this general authority.

Savings institutions proposing to make any capital distribution need not submit written notice to the OTS prior to such distribution unless they are, as is the Association, a subsidiary of a holding company, or would not remain well-capitalized following the distribution. Savings institutions that do not, or would not meet their current minimum capital requirements following a proposed capital distribution or propose to exceed these net income limitations must obtain OTS approval prior to making such distribution. The OTS may object to the distribution during that 30-day period based on safety and soundness concerns.

Liquidity

All savings associations, including Sobieski Federal, are required to maintain an average daily balance of liquid assets equal to a certain percentage of the sum of its average daily balance of net withdrawable deposit accounts and borrowings payable in one year or less. For a discussion of what the Association includes in liquid assets, see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources." This liquid asset ratio requirement may vary from time to time (between 4% and 10%) depending upon economic conditions and savings flows of all savings associations. At the present time, the minimum liquid asset ratio is 4%. At June 30, 1999, the Association was in compliance with the requirement, with an overall liquid asset ratio of 13.60%.

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

Qualified Thrift Lender Test

All savings associations, including Sobieski Federal, are required to meet a qualified thrift lender ("QTL") test to avoid certain restrictions on their operations. This test requires a savings association to have at least 65% of its portfolio assets (as defined by regulation) in qualified thrift investments on a monthly average for nine out of every 12 months on a rolling basis. As an alternative, the savings association may maintain 60% of its assets in those assets specified in Section 7701(a)(19) of the Internal Revenue Code. Under either test, such assets primarily consist of residential housing related loans and investments. At June 30, 1999, the Association met the test and has always met the QTL test since its effectiveness.

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

If such association has not requalified or converted to a national bank within three years after the failure, it must divest of all investments and cease all activities not permissible for a national bank. In addition, it must repay promptly any outstanding FHLB borrowings, which may result in pre-payment penalties. If any association that fails the QTL test is controlled by a holding company, than within one year after the failure, the holding company must register as a bank holding company and become subject to all restrictions on bank holding companies. See "Regulation - Holding Company Regulation."

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

Due to the heightened attention being given to the CRA in recent years, the Association may be required to devote additional funds for investment and lending in its local community. The Association was examined for CRA compliance in January 1997 and received a rating of satisfactory.


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

Federal Securities Law

The common stock of the Company is registered with the SEC under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). The Company is subject to the information, proxy solicitation, insider trading restrictions and other requirements of the SEC under the Exchange Act.

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

Federal Reserve System

The Federal Reserve Board requires all depository institutions to maintain non-interest bearing reserves at specified levels against their transaction accounts (primarily checking, NOW and Super NOW checking accounts). At June 30, 1999, the Association was in compliance with these reserve requirements. The balances maintained to meet the reserve requirements imposed by the Federal Reserve Board may be used to satisfy liquidity requirements that may be imposed by the OTS. See "Regulation - Liquidity."

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

As a member, the Association is required to purchase and maintain stock in the FHLB of Indianapolis. At June 30, 1999, the Association had
$1.3 million of FHLB stock, which was in compliance with this requirement. During fiscal 1999 and prior years, the Association received substantial dividends on its FHLB stock. The dividends averaged 8.0% for fiscal year 1999. For the years ended June 30, 1999 and 1998, dividends paid by the FHLB of Indianapolis to the Association totaled $95,000 and $63,000, respectively.

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

Federal and State Taxation

Prior to the enactment of certain legislation (discussed below), savings associations such as the Association that met certain definitional test relating to the composition of assets and other conditions prescribed by the Internal Revenue Code of 1986, as amended (the "Code"), had been permitted to establish reserves for bad debts and to make annual additions thereto which could, within specified formula limits, be taken as a deduction in computing taxable income for federal income tax purposes.
The amount of the bad debt reserve deduction for "non-qualifying loans" was computed under the experience method. The amount of the bad debt reserve deduction for "qualifying real property loans" (generally loans secured by improved real estate) could be com-puted under either the experience method or the percentage of taxable income method (based on an annual election).

The Small Business Job Protection Act of 1996, signed into law on
August 20, 1996, re-pealed the special thrift bad debt deductions provisions. This legislation eliminates the use of the percentage of taxable income method as a means of calculating deductions for bad debts, allows thrifts greater flexibility in diversifying their loan and investment portfolios and establishes requirements for the recapture of previously untaxed bad debt reserve accumulations. Bad debt reserve accumulations prior to fiscal 1988 are exempt from recapture unless the Association liquidates, pays a dividend in excess of earnings and profits or redeems stock. Post fiscal 1987 bad debt reserve accumulations are taxed in equal amounts over six years beginning in fiscal 1997.

The Association may defer the recapture tax in 1998 or 1999 if it originates the same principal amount of mortgage loans that it had originated in the six years before 1998. The Association does not expect the post fiscal 1987 recapture tax to have a material effect on the consolidated financial statements.

In addition to the regular income tax, corporations, including savings associations such as the Association, generally are subject to a minimum tax. An alternative minimum tax is imposed at a minimum tax rate of 20% on alternative minimum taxable income, which is the sum of a corporation's regular taxable income (with certain adjustments) and tax preference items, less any available exemption. The alternative minimum tax is imposed to the extent it exceeds the corporation's regular income tax and net operating losses can offset no more than 90% of alterna-tive minimum taxable income. For taxable years beginning after 1986 and before 1996, corpora-tions, including savings associations such as the Association, are also subject to an environmental tax equal to 0.12% of the excess of alternative minimum taxable income for the taxable year (determined without regard to net operating losses and the deduction for the environmental tax) over $2 million.

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

The Association has not been audited by the IRS with respect to federal income tax returns through June 30, 1999. With respect to years examined by the IRS, either all deficiencies have been satisfied or sufficient reserves have been established to satisfy asserted deficiencies. In the opinion of management, any examination of still open returns (including returns of subsidiaries and predecessors of, or entities merged into, the Association) would not result in a deficiency which could have a material adverse effect on the financial condition of the Association and its consolidated subsidiaries.

Indiana Taxation. The Company and the Association are subject to an 8.5% franchise tax, imposed by the State of Indiana, on the net income of financial (including thrift) institutions, exempting them from the current gross income, supplemental net income and intangible taxes. Net income for franchise tax purposes will constitute federal taxable income before net operating loss deductions and special deductions, adjusted for certain items, including Indiana income taxes, property taxes, charitable contributions, tax exempt interest and bad debt. Other applicable Indiana taxes include sales, use and property taxes.

Delaware Taxation. As a Delaware holding company, the Company is exempted from Delaware corporate income tax but is required to file an annual report with and pay an annual fee to the State of Delaware. The Company is also subject to an annual franchise tax imposed by the State of Delaware.

Item 2.   Description of Property

The Association conducts its business through its main office and two branch offices located in South Bend, Indiana. The following table sets forth information relating to each of the Association's offices as of June 30, 1999. The total net book value of the Association's premises and equipment (including land, buildings and leasehold improvements and furniture, fixtures and equipment) at June 30, 1999 was approximately $1,887,000. See Note E of the Notes to Consoli-dated Financial Statements.


               								                          Total
                        							    Year          Approximate    Net Book
                        							    Leased        Square         Value at
		Location                   				or Acquired   Footage        June 30, 1999
Main Office:
2930 West Cleveland Road         		  1995	      10,080          $1,388
South Bend, Indiana  46628
Branch Offices:
4606 Western Avenue          	 			  1978         1,600          $   2
Belleville Shopping Center
740 S. Walnut Street        		      1952         1,900          $  17

Sobieski Federal believes that its current facilities, including its new main office facilities are adequate to meet the present and foreseeable needs of the Association and the Company.

The Association maintains an on-line data base with a service bureau servicing financial institutions. The net book value of the data processing and computer equipment utilized by the Association at June 30, 1999 was $87,000.

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


Item 4.  Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the quarter ended
June 30, 1999.



PART II

Item 5.  Market for Common Equity and Related Stockholder Matters

Page 47 of the attached 1999 Annual Report to Stockholders is herein incorporated by reference.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations

Pages 7 to 19 of the attached 1999 Annual Report to Stockholders are herein incor-porated by reference.

Item 7.  Financial Statements

The following pages of the attached 1999 Annual Report to Stockholders are herein incorporated by reference.

Report of Independent Accountants					Page 20

Consolidated Statements of  Financial Condition at			Page 21
June 30, 1999 and 1998

Consolidated Statements of Income and Comprehensive		Page 22
Income for the years ended June 30, 1999, 1998 and 1997

Consolidated Statements of Stockholders' Equity for the 		Page 23
years ended June 30, 1999, 1998 and 1997

Consolidated Statements of Cash Flows for the years		Page 24
ended June 30, 1999, 1998 and 1997

Notes to Consolidated Financial Statements				Pages 25 - 46

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

Directors

Information concerning directors of the Company is incorporated herein by reference from the Company's definitive Proxy Statement for the 1999 Annual Meeting of Shareholders, a copy of which has been filed with the Securities and Exchange Commission.

Executive Officers

Information concerning the executive officers of the Company is incorporated herein by reference from "Executive Officers of the Company" contained in Part I of this Form 10-KSB.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the Company's officers and directors, and per-sons owning more than 10% of a registered class of the Company's equity securities, to file peri-odic reports of ownership and changes in ownership with the Securities and Exchange Commis-sion and to provide the Company with copies of such reports. Based solely upon information provided to the Company by the directors and officers subject to Section 16(a), all Section 16(a) filing requirements applicable to such persons were complied with during fiscal 1999.

Item 10.   Executive Compensation

Information concerning executive compensation is incorporated herein by reference from the Company's definitive Proxy Statement for the 1999 Annual Meeting of Shareholders, a copy of which has been filed with the Securities and Exchange Commission.

Item 11.  Security Ownership of Certain Beneficial Owners and Management

Information concerning security ownership of certain beneficial owners and manage-ment is incorporated herein by reference from the Company's definitive Proxy Statement for the 1999 Annual Meeting of Shareholders, a copy of which has been filed with the Securities and Exchange Commission.

Item 12.  Certain Relationship and Related Transactions

Information concerning certain relationships and transactions is incorporated herein by reference from the Company's definitive Proxy Statement for the 1999 Annual Meeting of Shareholders, a copy of which has been filed with the Securities and Exchange Commission.

Item 13.  Exhibits and Reports on Form 8-K

               (a)   Exhibits:

    								              Reference to
								                  Prior Filing or
Regulation S-B						              Exhibit Number
Exhibit Number   		Document	    		  Attached Hereto

2	Plan of Acquisition, Reorganization, Arrangement,		None
	Liquidation or Succession

4.1	Articles of Incorporation and amendments thereto		 **

4.2	Bylaws	                         					     **

9	Voting Trust Agreement					                None

10	Executive Compensation Plans and Arrangements:
		  Employee Stock Ownership Plan				         **
		  Stock Option and Incentive Plan				     **
		  Recognition and Retention Plan				     **

11	Statement re computation of per share earnings	    	None

13	Annual Report to Security Holders				         13

16	Letter re change in certifying accountant			    None

18	Letter re change in accounting principles			    None

21	Subsidiaries of Registrant					             21

22	Published report regarding matter submitted to vote		None

23	Consent of PricewaterhouseCoopers LLP			          23

24 	Power of Attorney				                 Not Required

27	Financial Data Schedule				                     27

99	Additional Exhibits					                     None

**	Filed on December 30, 1994, as exhibits to the Company's
Form S-1 registration statement (File number 3-88078). All of such previously filed documents are hereby incorporated by reference in accordance with Item 601 of Regulation S-B.

	(b) Reports on Form 8-K:

No current reports on Form 8-K were filed by the Company during the three months ended June 30, 1999.


SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

							SOBIESKI BANCORP, INC.

Date:  	September 24, 1999				By:  /s/ Thomas F. Gruber
							        Thomas F. Gruber
							        (President and Chief Executive
							        Officer)
							        (Duly Authorized Representative)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/s/ Robert J. Urbanski					        /s/ Joseph A. Gorny
Robert J.Urbanski, Chairman of the Board		Joseph A. Gorny, Director
Date:    September 24, 1999			        	Date:   September 24, 1999


/s/ George J. Aranowski				/s/ Leonard J. Dobosiewicz
George J. Aranowski, Director			Leonard J. Dobosiewicz, Director

Date:    September 24, 1999				Date:    September 24, 1999


/s/ Joseph F. Nagy					/s/ Richard J. Cullar
Joseph F. Nagy, Director				Richard J. Cullar, Director

Date:    September 24, 1999				Date:    September 24, 1999

/s/ Thomas F. Gruber					/s/ Arthur Skale
Thomas F. Gruber, President and			Arthur Skale, Chief Financial Officer
Chief Executive Officer and Director	(Principal Financial and Accounting
(Principal Executive Officer)			Officer)

Date:    September 24, 1999				Date:    September 24, 1999




INDEX TO EXHIBITS




      Exhibit
      Number


13 Annual Report to Security Holders

21 Subsidiaries of the Registrant

22 Consent of PricewaterhouseCoopers LLP

27		Financial Data Schedule



Exhibit 13
TABLE OF CONTENTS

Management Letter	. . . . . . . . . . . . . . . . . .  1
Corporate Profile . . . . . . . . . . . . . . . . . . .  4
Selected Financial Information . . . . . . . . . . .  .  5
Management's Discussion and Analysis of Financial
Condition and Results of Operations . . . . . . . . . .  7
Report of Independent Accountants . . . . . . . . . .  	20
Consolidated Financial Statements . . . . . . . . . . .	21
Stockholder Information . . . . . . . . . . . . . . . .	47
Corporate Information  . . . . . . . . . . . . . . . .  48

To Our Stockholders:

On behalf of the Board of Directors and officers of Sobieski
Bancorp, Inc., we are pleased to report on the Company's operations and fiscal performance for the year ended June 30, 1999.
Fiscal 1999 represented a year of significant growth and improved earnings. The Company's sub- sidiary, Sobieski Federal Savings and
Loan Association of South Bend, continued to diversify its operations from a traditional thrift to a solid community bank serving the greater South Bend area.

Sobieski Bancorp and its subsidiary recorded net income during fiscal 1999 of $596,522, a 9.6% increase over net income of $544,049 for the same period a year ago. Basic earnings per share for fiscal 1999 were $.86, representing a 13% increase over the $.76 basic earnings per share for the same period a year ago.

During fiscal 1999, total assets of the Company grew by $11.20 million, or 12.1%, to $103.70 million at June 30, 1999 from $92.50 million at that date the previous year.

Sobieski realized an increase of $11.19 million, or 14.6%, in its overall loan portfolio, from $76.71 million at the end of fiscal 1998 to $87.90 million at June 30, 1999. Loan growth was the result of a favorable interest rate environment plus Sobieski's continued effort to reach a larger portion of the local residential mortgage market and to gradually change the Company's balance sheet through the offering of commercial and consumer loan products.

The Company's residential mortgage loan portfolio increased from $62.70 million at June 30, 1998 to $68.33 million at June 30, 1999. Residential mortgage loans represented 76.6% of total loans at the end of the 1999 fiscal year, compared with 80.4% at the same period the previous year.

Commercial loans to small businesses in our local market and participations purchased through other lending institutions totaled $16.34 million as of June 30, 1999 (18.3% of total loans), com- pared with $11.40 million held in commercial loans (14.6% of total loans) at the end of the previ- ous fiscal year.

Consumer/home equity loan balances were $2.87 million at June 30, 1999 (3.2% of total loans), compared with $2.67 million (3.4% of total loans) at that date the previous year.

During fiscal 1999, the Company's net interest income after provision for loan losses increased by $118,000, or 4.18%, over the same period a year ago. The increase was the result of $14.18 million of additional average interest-earning assets, offset by a decline in net interest yield of 35 basis points from 3.43% in fiscal 1998 to 3.08% in fiscal 1999.

The allowance for loan losses during the fiscal year ended June 30, 1999 increased by $70,000 to $310,000, compared with an increase in the allowance of $40,000 the previous year. The allow- ance as a percentage of total loans was .35% at June 30, 1999 compared to .31% of total loans outstanding at June 30, 1998.

Interest income increased $780,000 from $6.48 million for fiscal 1998 to $7.26 million for the year ended June 30, 1999. The increase was the result of $15.72 million of higher average bal- ances in loans during the fiscal year offset for $1.92 million of reduced average balances in invest- ment, mortgage-backed and other securities. The increase in net volume added $1.15 million to interest income, offset by a decreased yield of $366,000. The yield on average interest-earning assets decreased 32 basis points from 7.75% for fiscal 1998 to 7.43% for the year ended June 30, 1999.

While the Company continues to face the challenge of funding new loan production, a deposit retention and growth program had positive results during the past year. For the year ended June 30, 1999, the Association realized a growth in deposits of $3.71 million, or 6.1%. Total deposits at June 30, 1999 were $64.23 million, compared with $60.52 million at the same date the previous year.

To supplement the funding of its loan volume, the Association borrowed $6.8 million from the Federal Home Loan Bank during fiscal 1999, bringing its total FHLB advances to $25.25 million at June 30, 1999.

Interest expense increased by $630,000, from $3.61 million in fiscal
1998 to $4.24 million in fiscal 1999, primarily the result of additional expense related to higher levels of deposits and increased FHLB advances. The average rate paid for interest-bearing liabilities decreased seven basis points from 4.88% in fiscal 1998 to 4.81% in fiscal 1999.

Non-interest income increased by $59,000 from $248,000 in fiscal 1998 to $307,000 in fiscal 1999, primarily from increased service charges and letter of credit fee income, offset by a reduc- tion in security gains compared with the previous year. The Company is continuing to focus on improving non-interest income with emphasis on loan fees, transaction account fees and other service fees.

Non-interest expense increased $110,000, or 5.2%, from $2.13 million in fiscal 1998 to $2.24 million in fiscal 1999. The increase is primarily the result of higher compensation and related ben- efit expenses, plus additional expenditures attributable to the Year 2000 system conversion and training, maintenance and facility repairs, as well as increased professional and consulting service expenditures.

We continued to add to the depth and experience of our management team. During the past year, Andrew D. Ujdak joined the Company in a new position of Supervisor of Lending Operations and New Product Development. Mr. Ujdak has nine years experience in retail banking and small busi- ness financial services at 1st Source Bank in South Bend. At Sobieski, Mr. Ujdak is supervising internal training and loan operations while taking a lead role in developing Sobieski's entrance into the secondary mortgage market.

The Company has continued to develop and implement its Year 2000 plan. The plan, started in 1997, has involved the expenditures of some $60,000 and includes identification,, renovation and testing of mission critical systems; inventory, upgrading and testing of the Company's computer systems; communication with third-party providers, and the development of contingency proce- dures. As of June 30, 1999, it is estimated that the plan is ninety-eight percent complete.

The Company's Board of Directors and management refocused attention on its business plan during the past year to better position Sobieski for growth in the near future. The plan is designed to build on Sobieski Federal's 105 years of continued operation in the South Bend area. The em- phasis has been on controlled, profitable growth through diversified, community banking opera- tions for families and small businesses.

New checking account and debit card programs have been established. Systems are being imple- mented to provide customers with the convenience of direct on-line banking services, as well as additional financial products.

The primary focus continues to be placed on enhancement of shareholder value through improved performance and earnings by the Association, plus ongoing stock repurchase and dividend pro- grams. The Company repurchased 54,300 shares of its common stock during fiscal 1999 at an average per share price of $14.71. Annualized cash dividends paid during fiscal 1999 totaled $.32 per share.

The Company's goals continue to be oriented towards improvement of earnings per share and return on equity. Looking forward, we enter the new millennium with confidence that Sobieski is in a stronger position than ever before to grow the Company's asset and earnings base through diversification of service-oriented, community banking operations. We thank you for your con- tinued support and confidence.


Robert J. Urbanski					Thomas F. Gruber
Chairman of the Board				President and Chief Executive Officer

CORPORATE PROFILE


Business Conducted by Sobieski Bancorp, Inc.


Sobieski Bancorp, Inc. (the "Company" or "Bancorp") is a Delaware corporation that was organized in December 1994. Bancorp, as a unitary savings and loan holding company, generally is not restricted in the types of business activities in which it may engage, provided that its wholly- owned subsidiary, Sobieski Federal Savings and Loan Association of South Bend ("Sobieski Federal" or the "Association") retains a specified amount of its assets in housing-related invest- ments. The holding company structure facilitates diversification into non-banking activities. There are no present plans, however, regarding such activities.

The Company's activities to date have been limited to its investment in Sobieski Federal, the pur- chase of loans from Sobieski Federal, and a loan to the Company's Employee Stock Ownership Plan (the "ESOP") which enabled the ESOP to purchase shares of stock of the Company in its initial public offering. The loans and transactions bear interest rates and have terms and conditions which prevailed in the market at the time of such transactions.


Business Conducted by Sobieski Federal Savings and Loan Association of South Bend Sobieski Federal is a federally chartered stock savings and loan association located in South Bend, Indiana, conducting business through three full service offices in South Bend. The Association was formed in 1893. Its deposits are insured up to the maximum allowable limit by the Federal Deposit Insurance Corporation (the "FDIC") under the Savings Association Insurance Fund (the "SAIF").

Sobieski Federal is a community-oriented financial institution offering selected financial products and services to meet the needs of the communities it serves. The Association attracts deposits from the general public and uses such deposits, together with other funds, to originate primarily one-to-four family, fixed-rate and adjustable-rate residential mortgage loans for retention in its portfolio. In addition, the Association originates construction loans, consumer loans and real estate-backed and other secured small business commercial loans. During both fiscal 1999 and 1998, the Association purchased participation interests in commercial loans funded primarily by advances from the Federal Home Loan Bank ("FHLB") of Indianapolis.


SELECTED FINANCIAL INFORMATION

The following consolidated financial data does not purport to be complete and is qualified in its entirety by reference to the more detailed financial information contained elsewhere herein. Such consolidated financial data should be read in conjunction with the consolidated financial statements, including notes thereto, included elsewhere in this Annual Report.

									                                    			At June 30,
                          						  1999       1998	    1997	   1996	    1995
                                      												(In thousands)
Selected Financial
Condition Data:

Total assets            			$103,698    $92,497    $81,733   $78,863   $78,247
Loans, net			             	  87,900     76,713     61,135    53,114    50,109
Mortgage-backed
securities                    7,947     10,538     13,710    16,152    15,364
Investment securities         2,758        500      2,297     4,694     2,574
Deposits                     64,231     60,517     59,387    61,227    63,142
Federal Home Loan Bank
advances                     25,250     18,450      9,500     3,000      -
Stockholders' equity         12,572     12,864     12,361    14,054    14,573


						                                     				Year Ended June 30,
                            1999       1998	    1997	   1996	      1995
                            								(In thousands, except per share data)
Selected Operations
Data:
Total interest income   $ 7,258    $ 6,476     $ 5,702   $ 5,465   $ 5,295
Total interest expense    4,244      3,610       3,131     3,030     2,798
Net interest income       3,014      2,866       2,571     2,435     2,497
Provision for loan
losses                       70         40          -         -         10
Net interest income
after provision
for loan losses           2,944      2,826       2,571     2,435     2,487
Fees and service
charges                     303        221         156       163       139
Gain on sales of
securities                   -          20          64        -         -
Other non-interest
income                        4          7           6        9         31
Total non-interest
income                      307        248         226       172       170
Total non-interest
expenses                  2,240      2,132       2,368     2,059     1,735
Income before
income taxes              1,011        942         429       548       922
Income taxes                414        398         182       213       372
Net income               $  597     $  544      $  247    $  335    $  550
Earnings per
common share (1):
Basic                    $ .86      $ .76       $ .32     $ .39     $ .09
Diluted                  $ .85      $ .75       $ .32     $ .39     $ .09

(1)For 1995, both basic and diluted earnings per common share data are for the period subsequent to the Company's initial public offering which was completed on March 30, 1995.


SELECTED FINANCIAL INFORMATION


						                                				Year Ended June 30,
                                 1999       1998	    1997	   1996	    1995
Selected Financial
Ratios and
Other Data:
Performance Ratios:
Return on assets
(ratio of net income
to average total assets)     0.58%      0.62%      0.31%     0.43%     0.74%
Return on equity
(ratio of net income
to average equity)           4.70       4.32       1.84      2.34      6.48
Net interest rate
spread                       2.62       2.87       2.78      2.69      3.09
Net interest
margin (1)                   3.08       3.43       3.40      3.36      3.49
Ratio of operating
expense to average
total assets                 2.20       2.44       2.99      2.62      2.34
Ratio of average
interest-earning
assets to average
interest-bearing
liabilities                110.72    112.95      115.02    115.96    110.42
Quality Ratios:
Non-performing assets
to total assets at
end of period                0.18      0.20        0.15      0.12      0.08
Allowance for loan
losses to
non-performing loans
at end of period           170.33    127.66      158.52    221.43    487.80
Allowance for loan
losses to loans
receivable, net,
at end of period             0.35      0.31        0.33      0.38      0.40
Capital Ratios:
Equity to total
assets at end of
period                      12.12     13.91       15.12     17.82     18.62
Average equity
to average assets           12.44     14.39       16.94     18.47     11.44
Other Data:
Number of full-service
offices                         3         3           3         3         3

(1) Net interest income divided by average interest-earning assets.

Management's Discussion and Analysis of
Financial Condition and Results of Operations


Forward-Looking Statements
When used in this Annual Report or in filings by the Company with the Securities and Exchange Commission, in the Company's press releases or other public or shareholder communications, or in oral statements made with the approval of an authorized executive officer, the words or phrases "will likely result," "are expected to," "will continue," "is anticipated," "estimate," "project," "be- lieve" or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties including, among other things, changes in economic conditions, changes in policies by regulatory agencies, fluctuations in interest rates, demand for loans in the Company's market area, credit risks of lending activities and competition. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. The Company wishes to advise readers that the factors noted above could affect the Company's financial performance and could cause the Company's actual results for future periods to differ materially from those anticipated or projected.

The Company does not undertake, and specifically disclaims any obligation, to publicly release the result of any revisions which may be made to forward-looking statements to reflect the occur- rence of anticipated or unanticipated events or circumstances after the date of such statements.


General
The principal business of Sobieski Federal consists of attracting deposits from the general public and investing those funds in the origination of one-to-four family residential mortgage loans, con- sumer loans, construction loans and commercial loans. The Company also invests in mortgage- backed securities, which are insured or guaranteed by federal agencies, investment securities, con- sisting primarily of obligations of the U.S. Government, municipal securities or U.S. agency obli- gations, financial institution certificates of deposit insured by the FDIC, and other liquid assets. The Company's profitability depends primarily on its net interest income, which is the difference between interest income earned on its loans, investments and mortgage-backed securities and the interest expense incurred on its deposits, federal funds purchased and FHLB borrowings. Net interest income is affected by rates received on and the amounts of interest-earning assets and the rates paid on and the amounts of interest-bearing liabilities.

Sobieski Federal's profitability is also affected by its provision for loan losses, non-interest income and non-interest expense. Non-interest income principally consists of fees and service charges on deposit accounts and loan late payment fees. Non-interest expense is principally operating expense, including compensation and related benefits, federal deposit insurance premiums, adver- tising, service bureau data processing, and occupancy costs. Earnings of Sobieski Federal are also affected significantly by general economic and competitive conditions, particularly changes in gen- eral interest rate levels.

Business Strategy
Sobieski Federal has concentrated its lending efforts on the origination of one-to-four family mortgage loans along with home equity loans and mortgage-backed and other secured commercial loans for portfolio retention. In addition, the Association continues to purchase participation interests in commercial loans. The participation interests are purchased according to the Association's established underwriting standards. The loans underlying the participation interests are performing in accordance with their terms. At June 30, 1999, the ratio of Sobieski Federal's nonperforming assets to total assets was .18% and the ratio of its allowance for loan losses to nonperforming loans was 170.33%. Historically, the loans originated by Sobieski Federal were principally fixed-rate, one-to-four family mortgage loans, while its investments in mortgage-backed securities have been principally in adjustable rate products.
At June 30, 1999, $58.4 mil- lion, or 79.3%, of the Association's combined single-family mortgage loans and mortgage-backed securities portfolio had fixed rates of interest and $15.3 million, or 20.7%, had adjustable interest rates. The Association's business strategy emphasizes retail deposits along with FHLB advances as its principal source of funds.

The Association's primary objective is to remain an independent, community oriented financial institution serving customers in its primary market area. The Board of Directors has sought to accomplish this objective through the adoption of a strategy designed to maintain profitability, a strong capital position and high asset quality. This strategy has been effected primarily by (i) emphasizing the origination of one-to-four family residential mortgage lending, home equity lend-ing and commercial lending, (ii) purchasing participation interests in commercial loans funded by advances from FHLB, (iii) maintaining a substantial portfolio of adjustable-rate mortgage-backed securities and short to intermediate term investment securities, (iv) controlling operating expenses and (v) increasing fee income.

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

To reduce interest rate risk through asset/liability management, Sobieski Federal has taken steps to mitigate the sensitivity of its interest-earning assets by investing in short to intermediate term investments and adjustable-rate mortgage-backed securities, which, although long-term in nature, adjust periodically in response to changes in general levels of interest rates. Additionally, to de- crease interest rate sensitivity, Sobieski Federal originates variable-rate home equity products and adjustable mortgage-backed commercial loans along with purchased participation interests in adjustable rate commercial loans. The funding for these originations and purchases has come primarily from deposits and short-term advances from the FHLB. At June 30, 1999, Sobieski Federal had $74.7 million in long-term fixed-rate loans and $13.2 million in adjustable-rate loans. The Association's ability to generate adjustable-rate mortgage ("ARM") loans is dependent upon the current interest rate environment and customer preferences.

Net Portfolio Analysis
The Office of Thrift Supervision ("OTS") provides a Net Portfolio Value ("NPV") approach to the quantification of interest rate risk. This approach calculates the difference between the present value of expected cash flows from assets and the present value of expected cash flows from liabilities, as well as cash flows from off-balance-sheet contracts.

Presented below, as of June 30, 1999, is an analysis of the Association's interest rate risk as mea- sured by changes in NPV for instantaneous and sustained parallel shifts in the yield curve, in 100 basis point increments, up and down 300 basis points in accordance with OTS regulations. As illu- strated in the table, NPV is more sensitive to rising rates than declining rates. This occurs prin- cipally because, as rates rise, the market value of fixed-rate loans decline due to the rate increase. When rates decline, the Association does not experience as significant a rise in market value for these loans because borrowers prepay at relatively high rates. The following table is based on assets and liabilities of the Association only.


               Change in
               Interest Rate           Net Portfolio Value
               (Basis Points)          $ Change   % Change
                                      (Dollars in thousands)

                    				+ 300					$-5614      $ (53)%
                        + 200      -3648        (34)
                     			+ 100					 -1702        (16)
                        				0					   -           -
                    				- 100					  1189         11
                    				- 200					  2151	    	   20
                     			- 300 				  3196         30

Management reviews the NPV measurements on a quarterly basis. In addition to monitoring selected measures of NPV, management also monitors effects on net interest income resulting from increases or decreases in rates. This measure is used in conjunction with NPV measures to identify excessive interest rate risk.

The Association's change in its NPV, based on a rise in interest rates of 2%, was a 34% decrease representing a dollar decrease in equity value of approximately $3.65 million at June 30, 1999. In contrast, based on a decline in interest rates of 2% the Association's NPV was estimated to increase 20% or approximately $2.15 million at June 30, 1999. The most significant factor contributing to its liability sensitive position was the Association's balance of fixed rate mortgage loans. At June 30, 1999, 78.4% of the Association's loan portfolio was comprised of long-term, fixed-rate mortgage loans.

As with any method of measuring interest rate risk, certain shortcomings are inherent in the method of analysis presented in the foregoing table. For example, although certain assets and li- abilities may have similar maturities or periods to repricing, they may react in different degrees to changes in market interest rates. Also, the interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types may lag behind changes in market rates. Additionally, certain assets, such as ARM loans, have features which restrict changes in interest rates on a short-term basis and over the life of the asset. Further, in the event of a change in interest rates, expected rates of prepayments on loans and ear- ly withdrawals from certificates could likely deviate significantly from those assumed in calculat- ing the table.

Impact Of Inflation And Changing Prices
The consolidated financial statements and notes thereto presented herein have been prepared in accordance with generally accepted accounting principles, which require the measurement of financial position and operating results in terms of historical dollars without considering the change in the relative purchasing power of money over time due to inflation. The impact of infla- tion is reflected in the increased cost of the Company's operations. Nearly all the assets and liabili- ties of the Company are financial, unlike most industrial companies. As a result, the Company's performance is directly impacted by changes in interest rates, which are indirectly influenced by inflationary expectations.
The Company's ability to match the interest sensitivity of its financial assets to the interest sensitivity of its financial liabilities in its asset/liability management may tend to minimize the effect of change in interest rates on the Company's performance. Changes in inter- est rates do not necessarily move to the same extent as changes in the price of goods and services. In the current interest rate environment, liquidity and the maturity structure of the Company's assets and liabilities are critical to the maintenance of acceptable performance levels.

Net Interest Income Analysis
The primary determinant of Sobieski's earnings is net interest income, which is the difference between interest income and interest expense.
Net interest income is affected by (1) rates received on interest-earning assets, (2) rates paid on interest-bearing liabilities, and (3) the relative amounts of interest-earning assets versus interest-bearing liabilities. The following table presents for the periods indicated the total dollar amount of interest income from average interest-earning assets and the resultant yields, as well as the interest expense on average interest-bearing liabilities, expressed both in dollars and rates. No tax equivalent adjustments were made. All average balances are monthly average balances. Non-accruing loans have been included in the table as loans carrying a zero yield.


                								Year Ended June 30,
			                1999		          1998		           1997
     		  Average                Average                Average
         Outstand-Interest      Outstand-Interest      Outstand-Interest
     		  ing      Earned/ Yield ing      Earned/ Yield ing      Earned/ Yield
		       Balance  Paid    /Rate Balance  Paid    /Rate Balance  Paid    /Rate
                                      (Dollars in thousands)
Interest-
earning
assets:
Loans (1) $84,186  $6,512  7.74%  $68,466  $5,523  8.07% $55,105 $4,433  8.04%
Mortgage-
backed
securities 9,226      503  5.45    12,384     746  6.02   15,080    944  6.26
Investment
securities
and other  3,148      148  4.70     1,909     144  7.54    4,813    281  5.84
FHLB
stock      1,181       95  8.04       804      63  7.84      636     44  6.92
Total
interest-
earning
assets(1) 97,741     7,258 7.43     83,563  6,476  7.75   75,634  5,702 7.54
Non interest
-earning
assets     4,323                     3,982                 3,692
Total
assets  $102,064                  $ 87,545              $ 79,326
Interest-
bearing
liabi-
lities:
Savings
deposits $14,227    $ 354  2.49   $ 14,418   361   2.50 $15,272    374  2.45
NOW and
MMDA
accounts   6,249      106  1.70      5,528   115   2.08   5,286    118  2.23
Certificate
accounts  44,687    2,553  5.71     38,861 2,280   5.87  39,352  2,290  5.82
FHLB advances
and federal
funds
purchased 23,117    1,231  5.33     15,177   854   5.63   5,850    349  5.97
Total
interest-
bearing
liabi-
lities   88,280     4,244  4.81     73,984 3,610   4.88  65,760  3,131 4.76
Non interest
-bearing
liabi-
lities    1,089                        967                  126
Total
liabi-
lities   89,369                     74,951               65,886
Stock-
holders'
equity   12,695                     12,594               13,440
Total
liabi-
lities
and
stock-
holders'
equity $102,064                    $87,545              $79,326
Net
interest
income             $3,014                 $2,866                $2,571
Net
interest
rate
spread                     2.62%                   2.87%               2.78%
Net earning
assets  $ 9,461                           $9,579                $9,874
Net yield
on average
interest
-earning
assets                     3.08%                  3.43%               3.40%
Average
interest-
earning
assets to
average
interest-
bearing
liabi-
lities   110.72%                         112.95%                115.02%


(1) Calculated net of deferred loan fees and costs and loans in process.


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


                           										Year Ended June 30,
                      							   1999 vs. 1998	  	       1998 vs. 1997
                     							 Increase               Increase
                     							(Decrease)  Total      (Decrease)     Total
                               Due to   Increase      Due to      Increase
                						 Volume  Rate (Decrease)  Volume  Rate  (Decrease)
Interest-earning assets:
Loans              					$ 1,224  $-235  $ 989     $ 1,078  $ 12  $1,090
Mortgage-backed
securities                 -177    -66   -243        -164   -34    -198
Investment securities
and other                    71    -67      4        -203    66    -137
FHLB stock                   30      2     32          13     6      19
Total interest-
earning assets          $ 1,148  $-366    782     $   724  $ 50     774

Interest-bearing
liabilities:
Savings deposits        $    -5  $  -2     -7     $   -21  $  8     -13
NOW and MMDA
accounts                     14    -23     -9           5    -8      -3
Certificate accounts        334    -61    273         -29    19     -10
FHLB advances and
federal funds purchased     425    -48    377         526   -21     505
Total interest-bearing
liabilities             $   768  $-134    634     $   481  $ -2     479
Net interest income                     $ 148                     $ 295


Financial Condition

General.
Total assets increased $11.20 million or 12.1%, from $92.50 million at June 30, 1998 to $103.70 million at June 30, 1999. The increase in total assets was primarily the result of a $11.19 million increase in net loans. Funding for the asset growth primarily came from a $6.80 million increase in FHLB advances, $3.71 million of increased deposits and $.60 million of net income.

Cash and Cash Equivalents.
Cash and cash equivalents, consisting of cash, interest-bearing deposits and federal funds sold decreased $350,000 from $1.29 million at June 30, 1998 to $.94 million at June 30, 1999.

Investment Securities.
Investment securities, consisting of U.S. Government, U.S. Government agency and municipal securities, increased $2.26 million or 452% from $.50 million at June 30, 1998 to $2.76 million at June 30, 1999. The increase resulted from the purchase of $2.80 million in agency and municipal securities, offset by maturities of $.50 million of U.S. treasury securities. At June 30, 1999, $2.56 million or 92.7% of the Association's investment securities were available-for-sale.

Mortgage-Backed Securities.
Mortgage-backed securities decreased $2.59 million or 24.6% from $10.54 million at June 30, 1998 to $7.95 million at June 30, 1999.
The decrease was primarily the result of $2.49 million principal repayments. At June 30, 1999, $.46 million or 5.8% of the mortgage-backed securities were classified as available-for-sale.

Loans, Net.
Net loans increased $11.19 million, or 14.6%, from $76.71 million at June 30, 1998 to $87.90 million at June 30, 1999. This increase was primarily the result of increased demand and expanded market area for residential mortgages in conjunction with continuing efforts in origination of home equity and mortgage-backed commercial loans along with increased participations in com- mercial loans.

Deposits.
Deposits increased $3.71 million, or 6.1%, from $60.52 million at June 30, 1998 to $64.23 million at June 30, 1999. The Association is actively pursuing a deposit retention and growth program. The program, implemented during the fourth quarter of fiscal 1997, offers more competitive special short-term and long-term deposit certificates. Under the program, a reversal of the outflow pattern experienced prior to 1997 has occurred. Monitoring of local market rates, special certificate offerings and wholesale alternatives will continue to be utilized as management focuses on viable funding sources.

Stockholders' Equity.
Stockholders' equity decreased $.29 million from $12.86 million at June 30, 1998 to $12.57 million at June 30, 1999. This decrease was primarily the result of treasury stock purchases of $799,000 and cash dividends of $241,000 offset by net income of $597,000 and employee benefit plan stock allocations and vesting of $176,000.

Results Of Operations
General.
Net income increased $53,000 or 9.7% from $544,000 in 1998 to $597,000 in 1999. The increase in net income is due primarily from increased net interest income of $148,000 offest by increased non-interest expenses of $108,000 and increased income taxes of $16,000.

Net interest income.
Net interest income increased $148,000 from $2.87 million in 1998 to $3.01 million in 1999. The increase was due primarily to $14.18 million of additional average interest-earning assets offset by a decline in net interest yield during 1999 of .35% from 3.43% in 1998 to 3.08% in 1999.

Interest Income.
Interest income increased $780,000 from $6.48 million for 1998 to $7.26 million for 1999. The increase was the result of $15.72 million of higher average balances in loans during the year offset by $1.92 million of reduced investment, mortgage-backed and other securities average balances. The increase in net volume added
$1.15 million to interest income and was offset by a yield decrease of $366,000. The yield on average interest-earning assets decreased 32 basis points, from 7.75% in 1998 to 7.43% in 1999.

Interest Expense.
Interest expense increased $630,000 from $3.61 million in 1998 to $4.24 million in 1999, pri- marily as a result of $373,000 of additional interest expense related to increased FHLB advances and $258,000 of added expense related to increased deposits. The average rate paid for interest- bearing liabilities decreased 7 basis points from 4.88% in 1998 to 4.81% in 1999, a decrease of 1.4%. The average balance of interest-bearing liabilities for fiscal 1999 was $88.28 million repre- senting an increase of $14.30 million from $73.98 million for fiscal 1998.

Provision for Loan Losses.
Provision for loan losses was $70,000 for the year ended June 30, 1999 and $40,000 for the year ended June 30, 1998. The Company maintains an allowance for loan losses based upon manage- ment's periodic evaluation of non-performing loans, inherent risks in the loan portfolio, economic conditions and past experience. Management does expect that as loan growth continues, addi- tional provisions for loan losses may be required. The provisions, however, are not expected to have a material impact on earnings.

Noninterest Income.
Noninterest income increased $59,000 from $248,000 in 1998 to $307,000 in 1999, primarily from increased service charges and letter of credit fee income.

Noninterest Expense.
Noninterest expense increased $110,000 or 5.2% from $2.13 million in 1998 to $2.24 million in 1999. The increased expenditures are the result of occupancy, service bureau costs and other operating expense. Other operating expenses increased $77,000 and was primarily attributable to Year 2000 conversion and training costs, increased maintenance and facility repairs along with increased professional and consulting services expenditures. Other expenses that remained con- sistent were FDIC insurance and advertising expenditures.

Income Taxes.
Income tax expense increased $16,000 from $398,000 in 1998 to $414,000 in 1999, principally as a result of the increase in pretax income. The effective tax rate for 1999 was 41.0% versus 42.2% in 1998.

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

As a federal savings association, the Association is required to maintain liquid assets of 5% of its withdrawable deposits plus short-term borrowings. At June 30, 1999, the Association was in compliance with OTS liquidity requirements, having a ratio of 16.3%.

The Association is required by OTS to meet minimum capital requirements, which include tangible capital, core capital and risk-based capital requirements. The Association's actual capital as reported to the OTS at June 30, 1999 exceeded all three requirements. The following chart sets forth the actual and required minimum levels of regulatory capital for the Association under applicable OTS regulations as of June 30, 1999 (dollars in thousands):



         						Actual	Percent	Required  Percent	Excess
Core					      $9,353   9.13%   $3,073    3.0%     $6,280
Tangible				    9,353   9.13     1,536    1.5       7,817
Risk-based				  9,663  18.05     4,283    8.0       5,380

The OTS has proposed to increase the minimum required core capital ratio from the current 3% level to a range of 4% to 5% for all but the most highly rated financial institutions. While the OTS has not taken final action on such proposal, it has adopted a prompt corrective action regulation that classifies any savings institution that maintains a core capital ratio of less than 4% (3% in the event the institution was assigned a composite 1 rating in its most recent report of examination) as "undercapitalized". As of June 30, 1999, the Association had a core capital ratio of 9.13% and met the requirement for a "well capitalized" institution.

Accounting Developments

Effective July 1, 1998, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income". SFAS No. 130 established standards for the reporting and disclosure of comprehensive income and its components in a full year set of general purpose financial statements. Presently, the only component of comprehensive income not already included in the Company's net income is unrealized appreciation or depreciation on avail- able-for-sale investment securities.

In June 1997, SFAS No. 131, "Disclosures About Segments Of An Enterprise and Related Infor- mation", was also issued. SFAS No. 131 established standards for the way that public business enterprises report information about operating segments in annual financial statements and re- quires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also established standards for related disclosures about products and services, geographic areas and major customers. This statement is effective for financial statements for periods beginning after December 15, 1997. The Company adopted this statement for its fiscal year beginning July 1, 1998. However, the Company has not separately organized its business into separate segments and therefore, no additional disclosure applies.

In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, Account- ing for Derivatives Instruments and Hedging Activities. SFAS No. 133, as modified by SFAS No. 137 in July 1999, is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. SFAS No. 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income,, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. Due to the Company currently having no derivative instruments, the adoption of SFAS No. 133 is not expected to have any sigfniciant effect on the Company's results of operations or financial position.

Other Matters

Year 2000 Computer Issues
The Company is aware of the current concerns by consumers and the business community of reli- ance upon computer software programs that do not properly recognize the year 2000 in date for- mats, often referred to as the "Year 2000 Problem''. The Year 2000 Problem is the result of software being written using two digits rather than four digits to define the application year (i.e., "98'' rather than "1998''). The Company is highly dependent on computer systems because of significant transaction volumes and date dependency for interest calculations on financial instru- ments such as loans and deposits. A failure of the Company's computer systems could result in disruptions of operations, including among other things, temporary inability to process transac-tions, send statements or otherwise engage in routine business transactions on a daily basis.

The Company has developed a plan to prepare for the Year 2000. Started in 1997, the plan in- cludes an inventory of software applications, communication with third-party vendors and sup- pliers and the obtaining of certification of compliance with third-party providers. The Company has a comprehensive, written plan, which is regularly updated and monitored by management and the Board of Directors. Plan status is regularly reviewed by management of the Company and reported at least quarterly to the Board. As of June 30, 1999, it is estimated that the plan is over 98% complete.

The Company will continue to assess the impact of the Year 2000 Problem on the remainder of its computer-based systems and applications throughout 1999. The Company has completed testing of all its mission critical systems and applications and has not encountered any material difficulties during the testing process.

In April of 1998, the Company budgeted $60,000 to remediate
Year 2000 issues through December 31, 1999. These costs primarily will consist of renovation and upgrading of its com- puter systems and testing of equipment and programs for Year 2000 compliance and development of a comprehensive contingency plan. The Company is investing in new or upgraded technology that has definable value lasting beyond the Year 2000. In these instances, where Year 2000 com- pliance is merely ancillary, the Company may capitalize and depreciate such an asset over its esti- mated useful life.

In addition to reviewing its own computer operating systems and applications, the Company has initiated formal communications with its significant suppliers to determine the extent to which the Company's interface systems are vulnerable to those third parties' failure to resolve their own Year 2000 issues. There is no assurance that the systems of other companies on which the Company's systems rely will be timely converted. If such modifications and conversions are not made, or are not completed timely, the Year 2000 issue could have an adverse impact on operations of the Company. Therefore, the Company has developed a contingency plan as to not disrupt operations should its suppliers not be timely converted.

Contingency planning is one of the most important steps in Year 2000 readiness. It provides a systematic basis for addressing an unexpected business interruption due to a Year 2000 issue triggered by internal or third party system failures or by external infrastructure failures. A thor- ough contingency plan is prudent to reduce risk and potential impact of Year 2000 induced inter- ruptions or failures of critical business functions.

The Company has followed the FFIEC guidance, as published in a series of interagency state- ments, on requirements on year 2000 readiness. Sobieski has completed the five phases identified: awareness, assessment, renovation, validation and implementation for mission critical systems in- cluding third-party providers. Sobieski has extensively tested the critical processes in a Year 2000 environment and there tests revealed no material Year 2000 problems.

The Sobieski Federal Business Resumption Contingency Plan facilitates the identification of potential problems, dissemination of information, resolution of issues and decision-making pro- cess during the identified Year 2000 timeframe. The Sobieski management team will be fully de- ployed during this time period and should a Year 2000 issue be detected, the contingency plan will be immediately enacted to address the problem and not interrupt customer service.

The Company's significant suppliers are an online computer services firm (provides data process- ing services), the Federal Home Loan Bank of Indianapolis and utility services. The representa- tions from these suppliers are that they had been making efforts to become Year 2000 compliant and to test and validate their systems during 1999. The
Company continues to monitor the pro- gress of these suppliers by requesting regular updates of the suppliers' progress and believes that these suppliers will be Year 2000 compliant before December 31, 1999. The management of the Company does know of alternative suppliers for the services provided by these entities, but believes a conversion to these suppliers of the Company's data processing capabilities would be very difficult to accomplish before the Year 2000.

The Company currently has several significant borrowers for which the Company has made direct loans or holds a participation interest. Management of the Company is communicating with these borrowers about the Year 2000 issues and does not expect any Year 2000 problems of these bor- rowers will have an adverse effect on the Company.

The costs of the project and the date on which the Company believes it will complete the Year 2000 modifications are based on management's best estimates. There can be no guarantee that these estimates will be achieved and actual results could differ from those anticipated. Specific factors that might cause differences include, but are not limited to, the ability of other companies on which the Company's systems rely to modify or convert their systems to be Year 2000 com- pliant, and/or the ability to locate and correct all relevant computer codes.

REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Stockholders of Sobieski Bancorp, Inc.:

In our opinion, the accompanying consolidated statements of financial condition and the related consolidated statements of income and comprehensive income, of stockholders' equity and of cash flows present fairly, in all material respects, the financial position of Sobieski Ban- corp, Inc. and its subsidiary at June 30, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 1999 in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material mis- statement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and signifi- cant estimates made by management, and evaluating the overall financial statement presenta- tion. We believe that our audits provide a reasonable basis for the opinion expressed above.

September 7, 1999

Consolidated Statements Of Financial Condition at June 30, 1999 and 1998

                                                 1999           1998
ASSETS
Cash, including interest-bearing
deposits in other financial
institutions of $165,940 and
$442,725, respectively                      				$ 939,604		$ 1,291,426
Investment securities,
available-for-sale (amortized
cost of $2,593,252 and
$499,267, respectively)                     				2,558,128		    499,720
Investment securities,
held-to-maturity (fair value of
approximately $190,700 in 1998)                   200,000              -
Mortgage-backed securities,
available-for-sale (amortized
cost of $473,166 and $603,381,
respectively)						                              462,199          594,550
Mortgage-backed securities,
held-to-maturity (fair value
of approximately $7,397,500
and $9,888,300, respectively)                   7,484,493        9,943,105
Loans, net	                            					   87,899,960       76,712,631
Federal Home Loan Bank stock,
at cost 						                                 	1,325,800          922,500
Property and equipment, net                     1,887,169        1,923,506
Other assets                                      845,716          594,281
Deferred income taxes                              94,872           14,849
Total assets                                 $103,697,941     $ 92,496,568
LIABILITIES AND
STOCKHOLDERS' EQUITY
Liabilities:
Deposits                                     $ 64,231,053     $ 60,517,246
Federal funds purchased                         1,000,000            -
Federal Home Loan Bank advances                25,250,000       18,450,000
Advances from borrowers
for taxes and insurance                           292,291          374,627
Accrued income taxes                                7,141          105,735
Accrued interest and other
expenses                                          345,173          184,565
Total liabilities                              91,125,658       79,632,173
Commitments (Note M)
Stockholders' equity:
Preferred stock, $.01 par
value: 500,000 shares authorized;
none issued                                              -              -
Common stock, $.01 par value:
3,500,000 shares authorized;
966,000 shares issued                               9,660           9,660
Additional paid-in capital                      9,250,990       9,217,094
Retained earnings, substantially
restricted                                      7,318,955       6,963,420
Net unrealized depreciation
of available-for-sale securities                  -30,420          -5,529
                                               16,549,185      16,184,645
Less:  Treasury stock, at cost,
251,198 and 201,821 shares,
respectively                                    3,545,139       2,816,402
Unallocated Employee Stock
Ownership Plan shares;
43,176 and 50,385 shares,
respectively                                      431,763         503,848
Total stockholders' equity                     12,572,283      12,864,395
Total liabilities and
stockholders' equity                         $103,697,941    $ 92,496,568

The accompanying notes are a part of the consolidated financial statements.

Consolidated Statements Of Income And Comprehensive Income for the years ended June 30, 1999, 1998 and 1997


                     							1999          1998         1997
Interest income:
Loans                  $ 6,511,633   $ 5,523,327   $ 4,433,288
Mortgage-backed
securities                 503,009       746,308       944,274
Interest-bearing
deposits                    83,405        43,812        43,665
Investments and other      160,285       163,197       281,103
Total interest income    7,258,332     6,476,644     5,702,330
Interest expense:
Interest on deposits     3,013,634     2,755,923     2,782,319
Interest on borrowings   1,231,016       854,515       348,563
Total interest expense   4,244,650     3,610,438     3,130,882
Net interest income      3,013,682     2,866,206     2,571,448
Provision for
loan losses                 70,000        40,000         -
Net interest income
after provision for
loan losses              2,943,682     2,826,206     2,571,448
Non-interest income:
Fees and service
charges                    303,137       221,685       156,443
Gain on sale of
securities                     -          19,728        63,535
Other income                 4,286         6,958         5,567
Total non-interest
income                     307,423       248,371       225,545
Non-interest expenses:
Compensation and
benefits                 1,167,203     1,185,002       964,207
Occupancy and
equipment                  337,024       300,818       278,747
Federal deposit
insurance premiums          38,445        36,796       495,872
Advertising and
promotion                   41,756        43,263        30,666
Service bureau expense     122,529       110,443        98,555
Other operating expenses   533,626       456,206       500,257
Total non-interest
expenses                 2,240,583     2,132,528     2,368,304
Income before
income taxes             1,010,522       942,049       428,689
Income taxes               414,000        98,000       181,500
Net income                 596,522       544,049       247,189
Other comprehensive
income, net of tax:
Unrealized appreciation
(depreciation) of
available-for-sale
securities                 -24,891         1,827           215
Total comprehensive
income                  $  571,631    $  545,876    $  247,404
Basic earnings per
common share            $      .86    $      .76    $      .32
Diluted earnings per
common share            $      .85    $      .75    $      .32

The accompanying notes are a part of the consolidated financial statements.

Consolidated Statements Of Stockholders' Equity for the years ended June 30, 1999, 1998 and 1997


                               								Net
                             								Unrealized
                             								Appreciation          Unallocated
      					                        			(Depreciation)       Employee    Total
    	      		       	Additional       	of Available-       Stock       Stock-
    		        Common Paid-In  Retained For-Sale   Treasury Ownership  holders'
           		  Stock Capital  Earnings Securities Stock    Plan Shares Equity
Balance,
July1,1996 $9,660 $9,099,156 $6,538,602 $-7,571 $-909,457 $-676,200 $14,054,190
Net income    -      -          247,189     -        -         -        247,189
Cash
dividends
($.14 per
share)        -      -         -115,248     -        -         -       -115,248
Purchase of
treasury
stock,
137,600
shares        -       -            -        -   -2,011,403     -     -2,011,403
Common stock
committed to
be released
for allocation
to Employee
Stock Ownership
Plan
participants  -      41,495       -         -         -      96,850     138,345
Treasury stock
issued to vested
Recognition and
Retention Plan
participants   -      6,525       -         -       40,982      -        47,507
Net unrealized
appreciation of
available-for
-sale
securities     -        -        -          215         -       -           215
Balance,
June30,1997 9,660 9,147,176  6,670,543   -7,356  -2,879,878 -579,350 12,360,795
Net income     -        -      544,049      -          -        -       544,049
Cash dividends
($.32 per
share)         -        -     -251,172      -          -        -      -251,172
Common stock
committed to
be released
for allocation
to Employee
Stock Ownership
Plan
participants   -    68,517        -         -          -        75,502  144,019
Treasury stock
issued to
vested
Recognition
and Retention
Plan
participants   -    1,401         -         -         63,476       -     64,877
Net unrealized
appreciation of
available-for
-sale
securities     -      -           -       1,827         -           -     1,827
Balance,
June30,1998 9,660 9,217,094 6,963,420   -5,529  -2,816,402 -503,848  12,864,395
Net income    -      -        596,522      -          -        -        596,522
Cash dividends
($.32 per
share)       -       -       -240,987      -          -        -       -240,987
Purchase of
treasury stock,
54,300
shares      -        -           -         -      -798,890     -       -798,890
Common stock
committed to
be releaseed
for allocation
to Employee
Stock Ownership
Plan
participants -      34,489      -          -          -      72,085     106,574
Treasury stock
issued to
vested
Recognition and
Retention
Plan
participants  -      -593      -           -        70,153      -        69,560
Net unrealized
depreciation of
available-for
-sale
securities   -        -        -        -24,891        -        -       -24,891
Balance,
June30,1999 $9,660$9,250,990 $7,318,955 $-30,420$-3,545,139$-431,763$12,572,283


The accompanying notes are a part of the consolidated financial statements.

Consolidated Statements Of Cash Flows
for the years ended June 30, 1999, 1998 and 1997


                             										1999      		1998        		1997
Cash flows provided by
(used in) operating activities:
Net income						                   	$ 596,522   	$ 544,049   	$ 247,189
Adjustments to reconcile net
income to net cash provided by
operating activities:
Depreciation and amortization 	       109,662     119,130     111,156
Provision for loan losses			           70,000      40,000        -
Loss on disposition of equipment        7,979        -          1,165
Gain on sale of real estate
owned, net                                -        -2,521         -
Gain on sale of securities                -       -19,728     -63,535
Deferred income taxes                 -67,200     -29,000      28,000
Contribution to Employee
Stock Ownership Plan                  106,574     144,019     138,345
Contribution to Recognition
and Retention Plan					                69,560      64,877      47,507
Amortization of premiums and
accretion of discounts, net	       	  106,744     110,082      61,944
Amortization of deferred loan fees     -4,439     -20,033    -144,532
Loan fees (costs) deferred, net         5,124     -22,578        -
Increase in cash value of
life insurance                        -20,524        -           -
(Increase) decrease in
other assets                         -230,911    -127,609      90,372
Increase (decrease) in
accrued income taxes                  -98,594      25,107     -48,677
Increase (decrease) in
accrued interest and
other expenses                        160,608	   52,488     -55,965
Net cash provided by
operating activities                  811,105     878,283     412,969
Cash flows provided by
(used in) investing activities:
Proceeds from maturity of
certificates of deposit                   -       198,000        -
Proceeds from maturity of
investment securities           				  500,000     800,000   1,500,000
Proceeds from sales of
investment securities                    -      1,006,563     938,028
Proceeds from sales of
mortgage-backed securities               -        781,420     289,121
Purchase of investment
securities    					                -2,800,952        -        -12,415
Principal reductions of
mortgage-backed securities          2,489,049   2,294,799   2,125,933
Net (increase) in loans
made to customers and
principal collections on loans    -11,258,014 -15,739,769  -7,887,055
Proceeds from sale of
real estate owned 		                 			-         177,951       -
Purchase of property
and equipment                         -81,304     -14,326     -29,932
Purchase of Federal Home
Loan Bank stock                      -403,300    -286,500       -
Net cash (used in)
investing activities              -11,554,521 -10,781,862  -3,076,320
Cash flows provided by
(used in) financing activities:
Net increase (decrease)
in deposits                         3,713,807   1,130,616  -1,840,053
Increase (decrease) in
advances from borrowers for
taxes and insurance                   -82,336     114,188      -4,092
Federal funds purchased             1,000,000       -            -
Federal Home Loan Bank
advances                           14,500,000  31,600,000   6,900,000
Federal Home Loan
Bank payments                      -7,700,000 -22,650,000    -400,000
Purchase of treasury stock           -798,890      -       -2,011,403
Cash dividends                       -240,987    -251,172    -115,248
Net cash provided by
financing activities               10,391,594   9,943,632   2,529,204
Increase (decrease) in cash
and cash equivalents                 -351,822      40,053    -134,147
Cash and cash equivalents,
beginning of year                   1,291,426   1,251,373   1,385,520
Cash and cash equivalents,
end of year                       $   939,604 $ 1,291,426  $1,251,373

The accompanying notes are a part of the consolidated financial statements.
A.		ORGANIZATION AND ACCOUNTING POLICIES.
The following is a summary of the significant accounting policies followed in the preparation of the consolidated financial statements of Sobieski Bancorp, Inc. and its subsidiary (indivi- dually and collectively referred to as "Sobieski" or the "Company"), Sobieski
Federal Savings and Loan Association of South Bend (the "Association"). Organization
Sobieski is a federally chartered stock savings and loan association and as a member of the Federal Home Loan Bank System ("FHLB") is required to maintain an investment in the capital stock of the FHLB.
Deposit accounts are insured by the Federal Deposit Insurance Corporation ("FDIC") within certain limitations. An annual premium is required by the FDIC for the insurance of such deposit accounts.
On September 30, 1996, Congress passed into law a recapitalization plan for the Savings Association Insurance Fund, the insurance fund covering deposits of savings institutions. The recapitalization plan provided for a special one-time assessment of .66% on certain deposits of savings institutions as of March 31, 1995. Sobieski's special assessment amounted to approximately $414,000 and is included in federal deposit insurance premiums in the consolidated statement of income and comprehensive income for the year ended June 30, 1997.
Principles of Consolidation
The consolidated financial statements include the accounts of Sobieski and its subsidiary. All significant intercompany accounts and transactions have been eliminated in consolidation.
Use Of Estimates In The Preparation Of Financial Statements
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting period. Actual results could differ from those estimates.
The allowance for loan losses is a material estimate that is particularly susceptible to change in the near term. While management uses available information to recognize losses on loans, future additions to the allowance or write-downs may be necessary based on changes in eco-nomic conditions. In addition, various regulatory agencies, as an integral part of their exami- nation process, periodically review the allowance for loan losses. Such agencies could re- quire Sobieski to recognize additions to the allowance or write-downs based on their judg- ment of information available to them at the time of their examination.
A.		ORGANIZATION AND ACCOUNTING POLICIES, Continued.
Securities
Securities are classified as either held-to-maturity and reported at amortized cost, trading and reported at fair value (with unrealized holding gains and losses included in current earn- ings), or available-for-sale and reported at fair value (with unrealized holding gains and losses excluded from current earnings and reported as a separate component of stockholders' equity). Sobieski had no trading securities at June 30, 1999, 1998 and 1997. Gains and losses on all securities transactions are recognized when sold as determined by the identified certificate method.
Loans
Substantially all of Sobieski's loan activity is with customers located in St. Joseph County in Northern Indiana with a major concentration in single-family residential lending.
Generally, loans are collateralized by real estate. The loans are expected to be repaid from cash flow or proceeds from the sale of selected assets of the borrowers. Sobieski's policy for requiring collateral is dependent upon management's credit evaluation of the borrower.
Interest on loans is included in interest income on the accrual method over the terms of the loans based upon principal balances outstanding. Sobieski discontinues the accrual of interest income on loans when payment of interest is more than 90 days delinquent. Loan origination and commitment fees and direct loan origination costs are deferred, and the net deferred amount is amortized to interest income over the contractual life of the related loans as an adjustment to the yield.
Allowance for Loan Losses
The allowance for loan losses is an estimate used by management in the preparation of Sobieski's consolidated financial statements. The allowance is maintained at a level con- sidered by management to be adequate to provide for probable loan losses inherent in the portfolio. Management's evaluation is based on a continuing review of the loan portfolio and includes consideration of its actual loan loss experience, the present and prospective financial condition of the borrowers, balance of the loan portfolio, and general economic conditions. An economic slow-down in the geographic area could adversely effect the ability of borrowers to make scheduled monthly payments and the duration of such an economic slow- down would increase the possibility of credit losses. Property And Equipment
Property and equipment are carried at cost less accumulated depreciation and amortization. Depreciation and amortization are determined using the straight-line method based on the estimated useful lives of the applicable assets which range from 3 to 39 years.
A.		ORGANIZATION AND ACCOUNTING POLICIES, Continued.
Real Estate Owned
Real estate acquired in settlement of loans is recorded at the lower of cost (the unpaid prin- cipal balance of the loan at the date of acquisition plus foreclosure and other related costs) or fair market value at the date of acquisition and is subsequently carried at the lower of cost or net realizable value. Costs of improvements made to facilitate sale are capitalized; costs of holding the property are charged to expense. It is Sobieski's policy to provide valuation allowances for estimated losses whenever, based upon management's evaluation, a significant and permanent decline in value occurs.
Income Taxes
Sobieski and its subsidiary file consolidated federal and state income tax returns.
The Small Business Job Protection Act of 1996 (the "Act") repealed the special tax bad debt deduction available to savings institutions.
Sobieski was required to change its tax bad debt reserve method to the specific charge-off method under Internal Revenue Code Section 585 effective for its taxable year ended June 30, 1997. This change in method resulted in taxable income of approximately $295,000, representing the excess of Sobieski's tax bad debt reserve at June 30, 1996 over the reserve that arose in tax years beginning before July 1, 1988 (base year amount). This additional taxable income is reportable for income tax pur-poses ratably over a six-year period. There was no effect of this change on Sobieski's net income for the year ended June 30, 1997 as a deferred tax liability had previously been established for the tax effect of the excess tax bad debt reserve over the base year amount.
Sobieski's retained earnings as of June 30, 1999 includes the income tax benefit of approxi- mately $875,000 of tax bad debt deductions, representing the base year amount, for which no deferred income taxes have been provided.
Earnings Per Common Share
Basic earnings per share is computed by dividing net income by the weighted average number of shares of common stock outstanding which were as follows: 1999 - 692,040; 1998 - 712,808 and 1997 - 770,098.
Diluted earnings per share is computed by dividing net income by the weighted average number of shares of common stock outstanding plus the dilutive effect of outstanding stock options. The weighted average number of common shares, increased for the dilutive effect of stock options, used in the computation of diluted earnings per share were as follows:
1999 - 698,125; 1998 - 727,999 and 1997 - 776,441.
Sobieski accounts for the shares of common stock acquired by the
Employee Stock Ownership Plan ("ESOP") and the restricted shares awarded under the Recognition and Retention Plan ("RRP") in accordance with American Institute of Certified Public Account- ants ("AICPA") Statement of Position 93-6, "Employers' Accounting for Employee Stock Ownership Plans," which prescribes that shares held by the ESOP and the restricted shares awarded under the RRP are not considered in the weighted average number of shares of common stock outstanding until such shares are committed for allocation to an ESOP par- ticipant's individual account or vested, in the case of the RRP.
A.		ORGANIZATION AND ACCOUNTING POLICIES, Concluded.
Comprehensive Income
Sobieski adopted Statement of Financial Accounting Standards ("SFAS")
No. 130, "Reporting Comprehensive Income," effective July 1, 1998.
SFAS No. 130 establishes stan- dards for the reporting and disclosure of comprehensive income and its components in a full year set of general purpose financial statements. Presently, the only component of compre-hensive income not already included in net income is unrealized appreciation or depreciation on available-for-sale investment securities. Statements Of Cash Flows
For purposes of the consolidated statements of cash flows, Sobieski considers cash and federal funds sold to be cash and cash equivalents. Supplemental disclosures of cash flow information and noncash investing and financing acti- vities for the years ended June 30, 1999, 1998 and 1997 are as follows:

                                											Years Ended June 30,
                                					1999         		1998	       	1997
Supplemental disclosures of
cash flow information:
Cash paid during the years for:
Interest					                   	$4,221,655	    	$3,592,989	$ 3,154,873
Income taxes					                   577,588         360,000     202,177
Noncash investing and
financing activities:
Loans transferred to real
estate owned						                    -            164,393      11,037
Land transferred to land
held for sale                         53,896            -          -

B.		CONVERSION TO STOCK SAVINGS AND LOAN ASSOCIATION.
On October 4, 1994, the Board of Directors of Sobieski Federal Savings
and Loan Associa- tion of South Bend adopted a Plan of Conversion (the
"Conversion") to convert from a federally-chartered mutual savings and loan association to a federally chartered stock savings and loan association.
Sobieski Bancorp, Inc. was organized as a Delaware corporation in
December 1994 for the purpose of acquiring all of the issued and outstanding capital stock of Sobieski Federal Savings and Loan
Association of South Bend issued in the Conversion.
In connection with the Conversion, on March 30, 1995 Sobieski sold 966,000 shares of its common stock, par value $.01 per share, including 77,280 shares acquired by the newly formed ESOP, for
$10 per share.
B.		CONVERSION TO STOCK SAVINGS AND LOAN ASSOCIATION, Concluded.
At the time of the Conversion, the Association established a liquidation account in an amount equal to the Association's retained earnings as of
September 30, 1994. The liquida- tion account will be maintained for the benefit of depositors, as of the eligibility record date and supplemental eligibility record date, who continue to maintain their deposits with the Association after the Conversion. In the event of a complete liquidation of the Association (and only in such event), each eligible depositor will be entitled to receive a liquidation distri- bution from the liquidation account, in the proportionate amount of the then current adjusted balance for deposits then held, before any liquidation distribution may be made with respect to the stockholders.
Current regulations allow Sobieski to pay dividends on its common stock if its regulatory capital would not thereby be reduced below the amount then required for the aforemen- tioned liquidation account. Also, capital distribution regulations limit Sobieski's ability to make capital distributions which include dividends, stock redemptions, repurchases and other transactions charged to the capital account based on its capital level and supervisory condi- tion.
C.		INVESTMENT SECURITIES AND MORTGAGE-BACKED SECURITIES.
The amortized cost and estimated aggregate fair value of investment securities and mort- gage-backed securities at June 30, 1999 are as follows:
                               									Available-For-Sale
                             									Gross	     	Gross
                             									Unrealized	 Unrealized	 Estimated
                      						Amortized	Holding		    Holding 		Aggregate
                          						Cost		Gains	   	  Losses		   Fair Value
U.S. Government and
agency securities		         $2,014,372   	$ -			$-18,253   	$1,996,119
Municipal securities	          578,880      -    -16,871       562,009
Mortgage-backed
securities                     473,166      3    -10,970       462,199
Total	                  				$3,066,418    $ 3   $-46,094    $3,020,327

                               									Held-To-Maturity
                              									Gross	     	Gross
                              									Unrealized 	Unrealized 	Estimated
                       						Amortized Holding   		Holding  		Aggregate
                           						Cost		Gains    		 Losses		   Fair Value
U.S. Government and
agency securities        		$  200,000   	$ -			   $  -9,300  	$  190,700
Mortgage-backed
securities	 			             7,484,493    50,603	    -137,596  	 7,397,500
Total	                 				$7,684,493  $ 50,603    $-146,896   $7,588,200
C.		INVESTMENT SECURITIES AND MORTGAGE-BACKED SECURITIES,
Continued.
The amortized cost and estimated aggregate fair value of investment securities and mort- gage-backed securities at June 30, 1999, by contractual maturity (except for mortgage- backed securities), are shown in the following table. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                           						Available-For-Sale		Held-To-Maturity
                                  								Estimated		        		Estimated
                          						Amortized Aggregate		Amortized Aggregate
                           						Cost	    Fair Value		 Cost   	Fair Value
Due in one year
or less				                   	$2,014,372  $1,997,500	  $ -	     		$ -
Due after five
years through
ten years				                     578,880     560,628     200,000     190,700
Mortgage-backed
securities			                 	   473,166     462,199   7,484,493	 7,397,500
Total	                     				$3,066,418	 $3,020,327 	$7,684,493	$7,588,200

The amortized cost and estimated aggregate fair value of investment securities and mort- gage-backed securities at June 30, 1998 are as follows:

                            									Available-For-Sale
                             									Gross	     	Gross
                             									Unrealized	Unrealized	 Estimated
                      						Amortized	Holding		  Holding	   	Aggregate
          			                			Cost		Gains		    Losses		    Fair Value
U.S. Treasury
obligations              				$ 499,267 	$  484		$  -31		$ 499,720
Mortgage-backed
securities				                 603,381	    678		-9,509		  594,550
Total	                  				$1,102,648	$ 1,162		$-9,540		$1,094,270


                                  									Held-To-Maturity
                              									Gross	    	Gross
                             									Unrealized	Unrealized	Estimated
                      						Amortized	Holding		 Holding	   	Aggregate
                          						Cost		Gains	   	Losses		    Fair Value

Mortgage-backed
securities	             			$9,943,105	$ 74,518 	$-129,323 	$9,888,300


C.		INVESTMENT SECURITIES AND MORTGAGE-BACKED SECURITIES, Concluded.
Purchases of available-for-sale securities in 1999, 1998 and 1997 were $2,600,952, $-0- and $12,415, respectively. Purchases of held-to-maturity securities in 1999 were $200,000 with no purchases in 1998 or 1997.
There were no sales of available-for-sale or held-to-maturity securities during the year ended June 30, 1999. Proceeds from the sales of available-for-sale securities for the years ended June 30, 1998 and
1997 totaled $781,420 and $1,227,149, respectively, with gross realized gains on those sales of $13,165 and $63,535, respectively. Proceeds from the sale of a held- to-maturity security during the year ended
June 30, 1998 totaled $1,006,563, with a gross realized gain of $6,563.
This security was sold as it was within three months of maturity. There were no sales of held-to-maturity securities during the year ended
June 30, 1997.
As required by the Federal Home Loan Bank of Indianapolis, Sobieski
must hold FHLB stock equal to at least 5% of outstanding advances. As of June 30, 1999 and 1998, Sobieski was in compliance with this requirement.
The mortgage-backed securities held by Sobieski consist primarily of
FNMA, GNMA and FHLMC pass-through certificates which are issued by those respective agency programs, as sponsored by the United States Government.
D.		LOANS.
Loans consisted of the following:

	                                  											June 30,
                               										1999		         	1998
One-to-four family mortgage loans    	$ 68,325,456  		$ 62,697,471
Construction and commercial
mortgage loans						                    18,500,010		    12,704,532
Share loans	                       							 113,584         146,589
Small Business Administration
pass-through certificates			             2,249,442       2,404,601
                              								  89,188,492      77,953,193
Undisbursed portion of
loans in process					                    -993,780       -1,016,495
Allowance for loan losses			            	-310,000         -240,000
Deferred loan costs, net			                15,248           15,933
Loans, net		                    					$ 87,899,960   		$ 76,712,631

D.		LOANS, Concluded.
Sobieski grants loans to its officers and directors in the normal course of its business. Man- agement believes that these loans do not involve more than normal risk of collectibility. Related party loans, exclusive of those not exceeding $60,000 in the aggregate to any such persons, aggregated $785,544 and $846,138 at June 30, 1999 and 1998, respectively.
Pro- ceeds from and payments on such loans aggregated $-0- and $60,594, respectively, during the year ended June 30, 1999.
The following is a summary of activity in the allowance for loan losses:
                                								Years Ended June 30,
                            									1999	   		     1998	      	1997
Balance, beginning of year	     	$ 240,000     		$ 200,000		$ 200,000
Provision charged to expense	       70,000          40,000       -
Charge-offs			                    				  -              -         -
Balance, end of year          			$ 310,000     		$ 240,000		$ 200,000

Nonaccrual loans totaled approximately $182,000, $188,000 and $126,000 at June 30, 1999, 1998 and 1997, respectively.

E.		PROPERTY AND EQUIPMENT.
Property and equipment and related accumulated depreciation and amortization consisted of the following:


                     									June 30,
							                      	1999       			1998
Land	          	      				$  121,787    		$  169,518
Office buildings	      		  1,698,771 	     1,698,266
Leasehold improvements		     	71,481		       	71,481
Furniture and equipment		    629,447		       588,159
                   							 2,521,486       2,527,424
Less, Accumulated
depreciation and
amortization   	       			   634,317         603,918
Property and equipment, net $1,887,169      $1,923,506

F.		OTHER ASSETS.
Other assets consisted of the following:

                                  											June 30,
                               									1999	      		1998
Accrued interest receivable:
Loans	                         						$ 482,408	   	$ 444,451
Mortgage-backed securities		            50,344	       69,159
Investment securities	             		   58,374		       8,350
Interest-bearing deposits		                427           698
Prepaid expenses and other             179,743        71,623
Cash value of life insurance	           20,524             -
Land held for sale				                  53,896             -
Total 					                        		$ 845,716	   	$ 594,281

G.		DEPOSITS.
Deposits consisted of the following:

<CAPTION

                                 											June 30,
                        								1999		             			1998
                          									Percent		         			Percent
                     						Amount		of Total    	Amount		of Total
NOW accounts,
2.25% - 2.75%        			$ 3,467,589	    5.4%  	$ 3,575,932		5.9%
Money market
accounts, 2.75-3.00%	     2,128,694	   	3.3		    2,060,436  3.4
Passbook accounts,
2.50%				              	 14,350,716    22.4  		 13,918,620  23.0
Certificates of
deposit and
IRA accounts:
2.01-5.00%	          			 13,257,545    20.6    	  3,587,725     5.9
5.01-6.00%				           28,143,234    43.8      24,711,312    40.9
6.01-7.25%                2,883,275     4.5      12,663,221    20.9
                  						 44,284,054    68.9      40,962,258    67.7
Total                   $64,231,053   100.0%    $60,517,246   100.0%

The weighted average interest rates on certificates of deposit and
IRA accounts were 5.4% and 5.9% at June 30, 1999 and 1998, respectively. The aggregate amount of certificates of deposit and IRA accounts with a minimum denomi- nation of $100,000 was approximately $4,293,000 and $3,915,800 at June 30, 1999 and 1998, respectively. Deposits in denominations greater than $100,000 are in excess of feder- ally insured limits.
G.		DEPOSITS, Concluded.
At June 30, 1999, scheduled maturities of certificates of deposit and IRA accounts for the years ending June 30 are as follows:

           				2000	     	2001		      2002		     2003	       2004	   Total
2.01-5.00% $ 8,362,578 $ 4,731,154 $   58,873 $   98,109  $  6,831 $13,257,545
5.01-6.00%  16,952,384   5,314,946  1,942,439  3,803,751   129,714  28,143,234
6.01-7.25%   2,599,004       -        284,271        -       -       2,883,275
      		   $27,913,966 $10,046,100 $2,285,583 $3,901,860  $136,545 $44,284,054

Interest expense on deposits is summarized as follows:

                                 									Years Ended June 30,
                         								 1999         		1998		        1997
NOW and money market
accounts	          			       	$  105,682     	$  115,385 	 $  117,653
Passbook accounts		   	          354,255         360,530      373,848
Certificates of deposit and
IRA accounts				               2,553,697       2,280,008    2,290,818
Total					                    $3,013,634      $2,755,923   $2,782,319

H.		FEDERAL HOME LOAN BANK ADVANCES.
At June 30, 1999, outstanding Federal Home Loan Bank advances consisted of fixed and variable rate advances aggregating $25,250,000 with interest rates ranging from 4.9% to 5.49% and maturity dates ranging from 2000 to 2008.
The advances mature annually during each of the next five years as follows:
              Years Ending June 30
              2000					$ 2,000,000
              2001					     -
              2002						 -
              2003					  8,750,000
              2004					     -
									$10,750,000

At June 30, 1998, outstanding Federal Home Loan Bank advances consisted of fixed and variable rate advances aggregating $18,450,000 with interest rates ranging from 5.09% to 6.00% and maturity dates ranging from 1998 to 2008.

H.		FEDERAL HOME LOAN BANK ADVANCES, Concluded.
The advances are collateralized by all mortgage loans and mortgage-backed securities issued or guaranteed by the Federal Home Loan Mortgage
Corporation, the Federal National Mort- gage Association or the Government National Mortgage Association.

I.		INCOME TAXES.
Income taxes consist of the following:


          									Years Ended June 30,
					        				1999	        	1998   	     	1997
Federal:
Current							$407,200     		$332,000	    $106,500
Deferred						 -67,200         -29,000	     28,000
      								 340,000         303,000     134,500
State		 	 				  74,000          95,000      47,000
Total 		 					$414,000        $398,000    $181,500

The provision for income taxes differs from the expected amounts
(computed by applying the federal statutory corporate income tax rate of 34% to income before income taxes) as follows:

                              										Years Ended June 30,
                           									1999     		1998	       	1997
Computed statutory tax provision	$343,600	   $320,300	   $145,800
State income taxes, net of federal
income tax benefit			          		  48,800      62,700      31,000
Non-deductible portion of ESOP
contributions						                11,700      23,300      14,100
Tax-exempt interest					           -5,100        -           -
Business meals and entertainment    3,400       2,900       5,300
Officers' life insurance			        10,600         -           -
Other, net 						                   1,000     -11,200     -14,700
                        									$414,000    $398,000    $181,500
Effective tax rate	              				41.0%	    	42.2%     		42.3%

I.		INCOME TAXES, Concluded.
The components of the net deferred tax asset at June 30, 1999 and 1998 were as follows:
                      					               					June 30,
                             									1999         			1998
Deferred tax asset:
Deferred loan costs   			        	 	$  -6,600    	 	$  -7,400
Allowance for loan losses	        		  105,400		        81,600
Special tax bad debt deductions       -50,600         -66,900
Depreciation and amortization           5,200            -800
Net unrealized depreciation of
available-for-sale securities          15,671           2,849
Deferred income                  							8,600             -
Accrued benefits 					                 12,400             -
Other, net 						                     		4,801           5,500
Net deferred tax asset              $  94,872		     $  14,849

J.		RETIREMENT AND BENEFIT PLANS.
Defined Contribution Plan
Sobieski has a defined contribution retirement plan under Section 401(k) of the Internal Revenue Code. Substantially all employees of Sobieski are eligible to participate in the plan. Under the plan, Sobieski matches a percentage of participating employee contributions and may also provide an additional annual discretionary contribution. Retirement plan expense for the years ended June 30, 1999, 1998 and 1997 was $14,562, $6,781 and
$10,312, re- spectively.
Employee Stock Ownership Plan
Sobieski has an ESOP for the benefit of Sobieski employees who meet certain eligibility requirements including having completed 1,000 hours of credited service within a twelve- month period with Sobieski. The ESOP trust acquired 77,280 shares of Sobieski's common stock with proceeds from a loan from Sobieski. Sobieski makes cash contributions to the ESOP on a semi-annual basis in amounts sufficient to enable the ESOP trustee to make its required debt service payments to Sobieski.
The promissory note payable to Sobieski by the ESOP trustee bears interest at 7.78% with interest and principal payments due in twenty-four
(24) consecutive semi-annual installments on the last day of June and December continuing until December 31, 2006. The note is collateralized by the unallocated shares of Sobieski's common stock held by the ESOP.
J.		RETIREMENT AND BENEFIT PLANS, Concluded.
As the ESOP promissory note is repaid, shares of Sobieski's common stock are released from collateral and allocated to qualified ESOP participants based on the proportion of debt service paid during the period. Sobieski accounts for the ESOP in accordance with AICPA Statement of Position 93-6. Accordingly, the unallocated shares pledged as collateral are reported as a reduction of stockholders' equity in the consolidated statements of financial condition. As shares are committed for release from collateral, the Association records con- tribution expense equal to the average market value of the released shares, and the released shares become outstanding for earnings per common share computations. Contribution ex- pense related to the ESOP was $106,574, $144,019 and $138,345 for the years ended
June 30, 1999, 1998 and 1997, respectively.
Following is a summary of shares held by the ESOP trust as of June 30, 1999:

Allocated shares				34,104
Unreleased shares				43,176
Total ESOP shares				77,280
Fair value of unreleased
shares at June 30, 1999			$620,655

Non-Qualified Supplemental Benefit Plans
Effective July 1, 1998, Sobieski established non-qualified supplemental benefit plans for its directors and certain of its officers. These plans generally provide for the payment of supple- mental retirement benefits over a period of ten (10) years, beginning with the later of (a) the officer's or director's attainment of a specified retirement age; or
(b) upon termination of the officer's employment with Sobieski or the director's termination as a member of Sobieski's Board of Directors.
The estimated aggregate present value of these future benefits are being accrued over the average remaining service life of the officer and director group commenc- ing July 1, 1998. Sobieski also maintains life insurance contracts on the officers and directors to provide funding for the retirement obligations. Compensation expense associated with these supplemental benefit plans aggregated $36,583 for the year ended
June 30, 1999.

K.		INCENTIVE STOCK PLANS.
Sobieski has two incentive stock plans; the Recognition and Retention Plan ("RRP") and the 1995 Stock Option and Incentive Plan (the "Stock Option Plan").
Under the RRP, an aggregate of 38,640 shares of Sobieski's common stock have been re- served for the awarding of restricted shares to Sobieski's directors, officers and employees. Awards of common stock granted under the RRP vest in five equal annual installments beginning on the first anniversary of the date of award and are subject to forfeiture in the event the recipient terminates employment with Sobieski for any reason other than death or disability. RRP shares become free of all restrictions and are distributed to recipients on the date on which they vest. As of June 30, 1999 and 1998, an aggregate of 27,372 and 25,640 shares, respectively, of Sobieski's common stock, with a market value of $338,753 and $318,720, respectively, at the respective dates of grant, have been awarded under the RRP. Contribution expense recognized for the years ended June 30, 1999, 1998 and 1997 related to the award of RRP shares was $73,287, $57,778 and $48,295, respectively.
Pursuant to the Stock Option Plan, an aggregate of 96,600 shares of Sobieski's common stock have been reserved for the granting of stock options and other long-term incentive awards to Sobieski's directors, officers and employees. Incentive and non-qualified stock options may be granted under the Stock Option Plan at exercise prices of not less than the fair market value of Sobieski's common stock at the date of grant, become exercisable at the rate of 20% per year commencing on the first anniversary of the date of grant and have terms not exceeding ten years.
The following is a summary of the activity with respect to Sobieski's Stock Option Plan for the three years ended June 30, 1999:

                       	 											Weighted-
                        												Average
                        												Exercise
                 								Number of		Price
                   								Shares			Per Share
Outstanding, July 1, 1996		42,480			$  12.63
Granted	             						19,320			   12.50
Canceled					             	-9,000			   12.63

Outstanding, June 30, 1997		52,800			   12.58
Granted			              				11,500			   19.21

Outstanding, June 30, 1998		64,300			   13.77
Granted              							 4,830			   13.13
Canceled						                -300  		   12.63

Outstanding, June 30, 1999		68,830			   13.58


K.		INCENTIVE STOCK PLANS, Concluded.
At June 30, 1999, options exercisable under the Stock Option Plan totaled 30,116 shares and had a weighted-average exercise price per share of $13.10. At June 30, 1998, options exercisable under the Stock Option Plan totaled 17,256 shares and had a weighted-average exercise price per share of $12.60. For options outstanding at June 30, 1999, the exercise price per share ranged from $12.50 to $21.25 and the weighted-average remaining contrac- tual life of the options was 7 years. As of June 30, 1999, 27,770 shares of common stock were reserved for future option grants under the Stock Option Plan compared to 32,300 shares as of June 30, 1998.
The fair value of each option grant is estimated on the date of grant using the Black-Scholes Option-Pricing Model with the following assumptions used for options granted under the Stock Option Plan:

Risk free interest rate		4.94% to 6.25%	Volatility rate	 20.0% to 24.62%
Expected life			        	7 years			   Expected dividends	1.71% to 2.18%

Pro forma net income and earnings per share, reported as if
compensation expense had been recognized under the fair value provisions of SFAS No. 123, "Accounting For Stock-Based Compensation",
for Sobieski's stock option plan, were as follows for the years ended
June 30:
                				            			1999    		1998	  	 1997
Pro forma net income             	$569,400		$519,500	 $225,000
Pro forma earnings per share:
Basic		                           				.82				 .73		 .29
Diluted		                         				.82				 .71		 .29
L.		REGULATORY CAPITAL.
Sobieski Federal Savings and Loan Association (the "Association") is
subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discre- tionary, actions by regulators that, if undertaken, could have a direct material effect on the Association's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the
Association must meet specific capital guide- lines that involve quantitative measures of the Association's assets, liabilities, and certain off- balance-sheet items as calculated under regulatory accounting practices. The Association's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.
L.		REGULATORY CAPITAL, Concluded.
Quantitative measures established by regulation to ensure capital adequacy require the Asso- ciation to maintain minimum amounts and ratios of total and Tier I capital, as defined in the regulations, to risk-weighted assets, as defined, and of Tier I capital to average assets, as de- fined. As of June 30, 1999, the most recent notification from the
Office of Thrift Supervision categorized the Association as well capitalized under the regulatory framework for prompt corrective action.
To be categorized as well capitalized, the Association must maintain mini- mum total risk-based, Tier I risk-based, and Tier I leverage ratios.
There are no conditions or events since that notification that management believes have changed the Association's category.
The following represents a reconciliation between the Association's stockholder's equity under generally accepted accounting principles to regulatory capital at June 30, 1999:

Stockholder's equity		                      			$9,322,179
Add:  Net unrealized depreciation
of available-for-sale securities	                		30,420
Tangible and Tier I capital		                		 9,352,599
Add:   Allowance for loan losses		                310,000
Total risk-based capital		                   		$9,662,599

The following are details of the Association's regulatory capital position and the related capi- tal requirements as of June 30, 1999. Sobieski's consolidated amounts and ratios do not dif- fer materially from the Association's capital amounts and ratios.

                                            														  To Be Well
                                           														   Capitalized Under
                                 									For Capital   		  Prompt Corrective
                           		Actual    		Adequacy Purposes  Action Provisions
                       		Amount  Ratio  	Amount  Ratio      Amount  Ratio
                               										(Dollars in Thousands)
Risk-Based Capital
(to Risk-Weighted
Assets)		              			$9,663	 18.05	 $4,283	  >8.0%	   $5,354	  >10.0%
Tier I Capital
(to Risk-Weighted
Assets)					               9,353  17.47 	 2,142	  >4.0%	    3,212	   >6.0%
Tier I Capital
(to Adjusted Assets)	      9,353	  9.13	  4,097   >4.0%	    5,122	   >5.0%
Tangible Capital
(to Tangible Assets)	      9,353   9.13   3,073   >3.0%      N/A     N/A

M.		FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK.
Sobieski is a party to loan commitments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. The loan commitments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated statements of financial condition.
Sobieski's exposure to credit loss in the event of nonperformance by the parties to the loan commitments is represented by the contractual dollar amounts of those commitments ($6,358,000 and $6,033,000 at June 30, 1999 and 1998, respectively). Sobieski uses the same credit policies in making loan commitments as it does for on-balance-sheet instruments.
Loan commitments are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Loan commitments d expiration dates or other termination clauses and may require payment of a fee. Since many of the com- mitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Sobieski evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by Sobieski upon extension of credit, is based on management's credit evaluation of the borrower. Collateral held consists primarily of the real estate being financed.
N.		FAIR VALUE OF FINANCIAL INSTRUMENTS.
Fair value disclosures of financial instruments are made to comply with the requirements of SFAS No. 107, "Disclosures About Fair Value of Financial Instruments."
The estimated fair values of Sobieski's financial instruments as of June 30, 1999 and 1998 are as follows:

                              							Carrying	        			Estimated
                              							Amount	         				Fair Value
							                        1999	      	1998	      	1999	     	1998
Assets:
Cash and cash
equivalents            				$  939,604	$ 1,291,426	$  939,604 	$ 1,291,426
Investment securities     	 2,758,128	    499,720  2,748,828      499,720
Mortgage-backed
securities  			             7,946,692   10,537,655  7,859,699   10,482,850
Loans, net                 87,899,960   76,712,631 87,199,569   75,295,951
Federal Home Loan
Bank stock			             	 1,325,800      922,500  1,325,800      922,500
Liabilities:
Deposits				               64,231,053   60,517,246 65,892,000   61,155,000
Federal funds
purchased                    1,000,000       -       1,000,000        -
Federal Home Loan
Bank advances               25,250,000   18,450,000 25,452,000   18,971,000

N.		FAIR VALUE OF FINANCIAL INSTRUMENTS, Continued.

                                     												Estimated
                          								Contract or  		Unrealized
                        							Notional Amount 		Gain (Loss)
                            						1999 	1998		  	1999		1998
Off-balance-sheet
financial
instruments:
Loan commitments -
fixed rate               			$ 969,000	$1,916,000	$-193,000	$ 29,000
Loan commitments -
adjustable rate			          5,389,000	 4,117,000	   -3,000	   -

The following methods and assumptions were used to estimate the fair value of Sobieski's financial instruments.

Cash and Cash Equivalents and Federal Home Loan Bank Stock:
The carrying amounts of cash and cash equivalents and Federal Home
Loan Bank stock are reasonable estimates of their respective fair values. Investment Securities and Mortgage-Backed Securities:
Estimated fair values of investment securities and mortgage-backed securities are based on quoted market prices, where available. If quoted market prices are not available, fair values are estimated using quoted market prices for similar instruments.
Loans:
Fair values are estimated for portfolios with similar financial characteristics. Loans are segre- gated by type, such as residential mortgages, nonresidential mortgages, commercial and con- sumer loans.
Each loan category is further segmented into fixed and variable interest cate- gories, with residential mortgage loans (Sobieski's largest category) further segregated by similar note rates and maturities. Future cash flows of these loans are discounted using the current rates at which similar loans would be made to borrowers with similar credit rating for the same remaining maturities.
Deposits:
The estimated fair value of passbook and money market accounts and negotiable orders of withdrawal are determined by discounting estimated future cash flows using the market rates for similar deposits. Certificates of deposit and IRA accounts are segregated by original and remaining term and estimated future cash flows are discounted using rates currently offered for certificate and IRA accounts of similar remaining maturity.
N.		FAIR VALUE OF FINANCIAL INSTRUMENTS, Concluded.
Federal Home Loan Bank Advances:
The estimated fair values of advances from the Federal Home Loan Bank of Indianapolis are determined by discounting the future cash flows of outstanding advances using rates cur- rently available on advances from the Federal Home Loan Bank of Indianapolis with similar characteristics. Federal Funds Purchased:
The carrying amounts of federal funds purchased are reasonable estimates of their fair values.
Loan Commitments - Fixed Rate:
The estimated fair value of commitments to originate fixed-rate loans is determined based on the difference between current levels of interest rates and the committed rates. Because Sobieski's loan commitments expire within 45-60 days of commitment, the effect of market rate changes on the fair value of these commitments is not significant.
Loan Commitments - Adjustable Rate:
There is no estimated unrealized gain or loss attributable to adjustable rate loan commit- ments due to their adjustable interest rate feature.
The fair value estimates presented herein are based on pertinent information available to management as of June 30, 1999 and 1998.
Estimated fair value amounts have been deter- mined by Sobieski using available market information and a selection from appropriate val- uation methodologies. However, considerable judgment is necessarily required to interpret market data to develop the estimates of fair value. Accordingly, the estimates presented are not necessarily indicative of the amount Sobieski could realize in a current market exchange. The use of different market assumptions and estimation methodologies may have a material effect on the estimated fair value amounts.

O.		PARENT COMPANY FINANCIAL INFORMATION.
Sobieski Bancorp, Inc.'s statements of financial condition at June 30, 1999 and 1998, and its related statements of income and cash flows for the years ended June 30, 1999, 1998 and 1997 are as follows:

STATEMENTS OF FINANCIAL CONDITION
at June 30, 1999 and 1998

                           										1999      			1998
ASSETS
Cash and cash equivalents		     	$  705,863    		$  437,601
Loans								                     1,969,007		     2,624,037
Note receivable from subsidiary		   483,000         547,400
Investment in subsidiary			       9,322,179 	     9,197,170
Land held for sale					              53,896            -
Other assets						                  	61,858		       	58,808
Total assets            					   $12,595,803     $12,865,016
LIABILITIES AND STOCKHOLDERS'
EQUITY
Liabilities:
Accrued income taxes and
other liabilities				            $   23,520	   $       621
Stockholders' equity:
Preferred stock, $.01 par
value:  500,000 shares
authorized; none issued                  -			        	   -
Common stock, $.01 par
value:  3,500,000 shares
authorized; 966,000
shares issued						                   9,660            9,660
Additional paid-in capital	   	   9,250,990        9,217,094
Retained earnings,
substantially restricted          7,318,955        6,963,420
Net unrealized depreciation
of available-for-sale
securities						                    -30,420           -5,529
	                       							  16,549,185       16,184,645
Less: Treasury stock,
at cost, 251,198 and
201,821 shares, respectively	     3,545,139        2,816,402
Unallocated Employee
Stock Ownership Plan shares;
43,176 and 50,385 shares,
respectively						                  431,763          503,848
Total stockholders' equity       12,572,283       12,864,395
Total liabilities and
stockholders' equity	        		 $12,595,803      $12,865,016

O.		PARENT COMPANY FINANCIAL INFORMATION, Continued.
STATEMENTS OF INCOME
for the years ended June 30, 1999, 1998 and 1997

                       									1999	     	1998    		1997
Income:
Interest income on loans  		$ 165,588  	$ 230,959	  $ 231,082
Dividends received
from subsidiary				        	  591,062	    500,266	  1,449,000
Interest on note
receivable from subsidiary		   41,335      46,345      51,356
Total income           					  797,985     777,570   1,731,438
Expenses:
Compensation and benefits		   74,791      57,900      57,900
Occupancy and equipment        6,000       6,000       6,000
Professional fees              2,887      23,622      37,349
Interest on note payable
to subsidiary						              -        23,303      24,006
Other operating expenses      64,551      48,831      48,159
Total expenses   				        148,229     159,656     173,414
Income before income taxes
and equity in undistributed
earnings of subsidiary       649,756     617,914   1,558,024
Income taxes					             27,000      42,000      43,000
Income before equity
in undistributed earnings
of subsidiary					           622,756     575,914   1,515,024
Equity in undistributed
earnings (losses)
of subsidiary                -26,234     -31,865  -1,267,835
Net income				            	$ 596,522  	$ 544,049  $  247,189

O.		PARENT COMPANY FINANCIAL INFORMATION, Concluded.

STATEMENTS OF CASH FLOWS
for the years ended June 30, 1999, 1998 and 1997

                      									1999   		1998     		1997
Cash flows from
operating activities:
Net income					            	$ 596,522		$ 544,049	 $ 247,189
Adjustments to reconcile
net income to net cash
provided by operating
activities:
Equity in undistributed
losses of subsidiary	       		  26,234	   31,865 	1,267,835
Noncash dividend received
from subsidiary          					 -47,731        -         -
Increase in cash value
of life insurance				           -6,540         -         -
Decrease (increase) in
other assets                     3,490     85,371  -111,453
Increase (decrease) in
accrued income taxes
and other liabilitie            22,899    -26,639   -44,852
Net cash provided by
operating activities           594,874    634,646  1,358,719
Cash flows from
investing activities:
Payments received on
note receivable from
subsidiary					              	  64,400	       64,400      64,400
Net decrease in loans
purchased from subsidiary
and principal collections
on loans                       655,030          465,161     203,525
Land improvements               -6,165             -           -
Net cash provided by
investing activities           713,265          529,561     267,925
Cash flows from financing
activities:
Proceeds from note payable
to subsidiary                      -			          	  -		      500,000
Payments on note
payable to subsidiar             -             -500,000        -
Purchase of treasury stock    -798,890            -      -2,011,403
Cash dividends                -240,987         -251,172    -115,248
Net cash (used in)
financing activities        -1,039,877         -751,172  -1,626,651
Net increase (decrease)
in cash and cash
equivalents                    268,262          413,035          -7
Cash and cash equivalents:
Beginning of year              437,601           24,566      24,573
End of year                 $  705,863        $ 437,601   $  24,566

These financial statements should be read in conjunction with Sobieski's consolidated finan- cial statements and notes thereto.

SOBIESKI BANCORP, INC.
STOCKHOLDER INFORMATION

ANNUAL MEETING
The Annual Meeting of Stockholders will be held at 2:00 p.m., South Bend, Indiana, time on October 19, 1999 at the office of Sobieski Bancorp, Inc., 2930 W. Cleveland Road, South Bend, Indiana 46628. STOCK LISTING
Sobieski Bancorp, Inc. common stock is traded on the NASDAQ System under the symbol "SOBI".
MARKET AND DIVIDEND INFORMATION
The Company's ability to pay dividends to its stockholders is substantially dependent upon the dividends it receives from Sobieski Federal. Under current regulations, the Association is not permitted to pay dividends if its regulatory capital would thereby be reduced below
(1) the amount then required for the liquidation account established in connection with the Association's conversion from mutual to stock form, or (2) the regulatory capital requirements imposed by the Office of Thrift Supervision. Capital distributions are also subject to certain limitations based on Sobieski Federal's net income. See Note B of Notes to Consolidated Financial Statements. The Association's total capital at June 30, 1999 exceeded the amounts of its liquidation account and regulatory capital requirements.
The following table sets forth the per share price range of the Company's common stock and dividends paid for each quarter of fiscal
1999 and 1998. The prices reflect interdealer quotations without retail markup, markdown or commissions, and do not necessarily reflect actual transactions.

               								1999				                   1998
             					High    	Low		Dividends	    High	   Low		 Dividends
First Quarter 	$ 18.75	$  14.00	$  0.08		   $ 17.75  $ 14.75  $ 0.08
Second Quarter	  15.50    13.00    0.08       20.38    18.00    0.08
Third Quarter 	  15.00    12.75	   0.08       24.25    18.25    0.08
Fourth Quarter	  14.88    14.38    0.08       21.25    18.75    0.08

At August 16, 1999, there were 726,132 shares of Sobieski Bancorp, Inc.
common stock issued and outstanding and there were approximately 368 holders of record.
STOCKHOLDER AND GENERAL INQUIRIES:		TRANSFER AGENT:
Thomas F. Gruber							Registrar and Transfer Co.
President and Chief Executive Officer		10 Commerce Drive
Sobieski Bancorp, Inc.						Cranford, NJ 07016
2930 W. Cleveland Road
South Bend, Indiana 46628
(219) 271-8300

ANNUAL AND OTHER REPORTS
A copy of Sobieski Bancorp, Inc.'s Annual Report on Form 10-KSB for the year ended June 30, 1999, as filed with the Securities and Exchange Commission, may be obtained without charge by contacting Thomas F. Gruber, President and Chief Executive Officer, Sobieski Bancorp, Inc.,
2930 W. Cleveland Road, South Bend, Indiana (219) 271-8300.

SOBIESKI BANCORP, INC.
CORPORATE INFORMATION

COMPANY AND BANK ADDRESS
2930 W. Cleveland Road
South Bend, Indiana 46628
Telephone: (219) 271-8300
Fax: (219) 271-3269

BOARD OF DIRECTORS
Thomas F. Gruber                    							Robert J. Urbanski
President and Chief Executive Officer    		President
of Sobieski Bancorp, Inc. and			          	TransTech Electric, Co. and
Sobieski Federal Savings and Loan		        Chairman of the Board of
Association								                       	Sobieski Bancorp, Inc. and
                                 										Sobieski Federal Savings and Loan
                                											Association

Joseph F. Nagy			                        		George J. Aranowski
Auditor, St. Joseph County			              Public Accountant

Joseph A. Gorny                      						Richard J. Cullar
Business Owner					                       	Certified Public Accountant

Leonard J. Dobosiewicz
Maintenance Professional

EXECUTIVE OFFICERS
Thomas F. Gruber						                     Marsha Nafrady
President and Chief Executive Officer	     Secretary and Treasurer
Arthur Skale							                        Gregory J. Matthews
Chief Financial Officer					               Vice President of Operations

INDEPENDENT AUDITORS			    GENERAL COUNSEL				   SPECIAL COUNSEL
PricewaterhouseCoopers LLP	Kenneth Fedder, Esq. 	Silver, Freedman & Taff, L.L.P.
4101 Edison Lakes Parkway		205 West Jefferson Blvd.	1100 New York Avenue, NW
Suite 200					            	South Bend, Indiana 46601	Seventh Floor
Mishawaka, Indiana 46545									                    Washington DC 20005

Exhibit 21

SUBSIDIARIES OF THE REGISTRANT
	Parent
Sobieski Bancorp, Inc.

     Subsidiary
Sobieski Federal Savings and Loan Association

	State of Incorporation
Deleware

	Percentage of Ownership
100%

Exhibit 22

Consent Of Independent Accountants
We hereby consent to the incorporation by reference in the Registration Statements on Forms S-8 ((333-40983) and (333-40985)) of Sobieski Bancorp, Inc. of our report dated September 7, 1999 on our audits of the consolidated financial statements of Sobieski Bancorp, Inc. and subsidiary at June 30, 1999 and 1998 and for each of the three years in the period ended June 30, 1999, which report appears on page 20 of the Annual Report to Stockholders which is incorporated in this Annual Report on Form 10-KSB of Sobieski Bancorp, Inc. for its fiscal year ended June 30, 1999.

/s/PricewaterhouseCoopers LLP
Mishawaka, Indiana
September  24, 1999