Form 10QSB
period 1999-09-30
SOBIESKI BANCORP INC
filed 1999-11-15
CIK 934860

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

_______________________________________

FORM 10-QSB


[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30,1999

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

Yes[X]          No [ ]


As of November 9, 1999, there were 725,462 shares of the registrant's common stock issued and outstanding.



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

Sobieski Bancorp, Inc. And Subsidiary
Condensed Consolidated Statements Of Financial Condition
September 30,1999 and June 30,1999

                          							            September 30,	       June 30,
             			ASSETS		        		           1999                     1999
	                                                   (Unaudited)
Cash, including interest-bearing
deposits in other financial
institutions of $411,192 and
$ 165,940, respectively                     $  1,462,967   			$     939,604
Investment securities,
available-for-sale (amortized
cost of $2,592,722 and
$2,593,252, respectively)                      2,540,532          2,558,128
Investment  securities,
held-to-maturity (market value
of  approximately $189,000 and
$190,700, respectively)                          200,000            200,000
Mortgage-backed securities,
available-for-sale (amortized
cost of $454,565 and $473,166,
respectively) 							                            441,603            462,199
Mortgage-backed securities,
held-to-maturity (market value of
approximately $6,907,800 and
$7,397,500, respectively)                      7,025,455          7,484,493
Loans, net				                      		        93,710,893         87,899,960
Federal Home Loan Bank stock,
at cost			                                     1,325,800          1,325,800
Property and equipment, net	               			 1,919,987          1,887,169
Other assets		                        				       948,138            940,588

       Total assets			               	     $ 109,575,375      $ 103,697,941

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
  Deposits					                      	     $  68,814,805      $  64,231,053
  Federal Funds purchased                      1,750,000          1,000,000
  Federal Home Loan Bank advances	            25,250,000         25,250,000
  Advances from borrowers for
  taxes and insurance	                           621,582            292,291
  Accrued income taxes  				                       3,327              7,141
  Accrued interest and other
  expenses			                                    501,036            345,173
  Total liabilities	                  				    96,940,750         91,125,658

Stockholders' equity:
  Preferred stock, $.01 par
  value: 500,000 shares
  authorized; none issued				                      -	 	                -
  Common stock, $.01 par value:
  3,500,000 shares authorized;
  966,000 shares issued	                           9,660             9,660
  Additional paid-in capital	                  9,248,572         9,250,990
  Retained earnings,
  substantially restricted	           	        7,429,200         7,318,955
  Net unrealized depreciation
  of available-for-sale securities             (  43,000)       (   30,420)
                                  									   16,644,432        16,549,185

  Less: Treasury stock, at cost,
  253,552 and 251,198 shares,
  respectively,                                3,578,044         3,545,139
  Unallocated Employee Stock
  Ownership Plan shares;
  43,176 shares                                  431,763           431,763
  Total stockholders' equity	                 12,634,625        12,572,283

Total liabilities and
stockholders' equity		                     $ 109,575,375     $ 103,697,941

See accompanying notes to condensed consolidated financial statements.

1




Sobieski Bancorp, Inc. And Subsidiary
Condensed Consolidated Statements Of Income for the three months ended September 30,1999 and 1998

                                                       Three Months
                                                   Ended September 30,
									                                      				1999         		 1998
                                                        (Unaudited)
Interest Income:
 Loans			                                   $   1,742,726   $  1,567,780
 Mortgage-backed securities                       104,590        141,131
 Investment securities                             61,724         47,046
 Interest-bearing deposits                          9,980          6,405
   Total interest income                        1,919,020      1,762,362

Interest expense:
  Interest on deposits	                           761,049        748,623
  Interest on borrowings	                         345,175        294,675
     Total interest expense                     1,106,224      1,043,298
       Net  interest income	                      812,796        719,064

Provision for loan losses                          35,000         15,000
Net  interest income after provision
    for loan losses                               777,796        704,064
Non-interest income:
Fees and service charges                           53,811         39,369
Other income	                                          47             48

    Total non-interest income                      53,858         39,417

Non-interest expenses:
  Compensation and benefits                       287,792         282,986
  Occupancy and equipment                          87,267          73,666
  Federal deposit insurance premiums                9,829           9,184
  Advertising and promotion                         8,958           9,872
  Service bureau expense                           52,201          37,751
  Other operating expenses                         99,023          68,450

    Total non-interest expenses                   545,070         481,909

    Income before income taxes                    286,584         261,572

Provision  for income taxes                       118,200         109,400

    Net income                                    168,384         152,172

 Other comprehensive income,
 net of tax: Unrealized appreciation
 (depreciation)of available-for-sale
 securities                                      ( 12,580)            97

   Total comprehensive income                  $  155,804        152,269

Basic earnings per common share                $    0.25    $       0.21
Diluted	earnings per common share              $    0.25    $       0.21
Dividends per common share                     $    0.08    $       0.08

See accompanying notes to condensed consolidated financial statements.
 2


Sobieski Bancorp, Inc. And Subsidiary

Condensed Consolidated Statements Of Cash Flows for the three months ended September 30, 1999 and 1998

                                                Three Months
								                                       Ended September 30,
                        								               1999            1998
                          								                (Unaudited)
Cash flows provided by (used in)
operating activities:
  Net income                              $   168,384     $   152,172
  Adjustments to reconcile net income
  to net cash provided
  by operating activities:
  Depreciation of property and equipment       27,166          26,254
      Provision for loan losses                35,000          15,000
      Contribution to Employee Stock
	  Ownership Plan                              22,755          29,553
      Contribution to Recognition and
	  Retention Plan                              16,375          20,856
      Amortization of premiums and
	  accretion of discounts, net                 27,480          25,247
      Deferral of loan fees                    19,039           8,706
      Increase  in other assets                (1,069)        (41,865)
      Decrease  in accrued income taxes        (3,738)       (105,619)
      Increase in accrued interest and
	  other expenses                             136,058          93,220

     Net cash provided by operating
		activities                                  447,450         223,525

Cash flows provided by (used in)
investing activities:
  Purchase of investment securities           ( 9,884)           -
  Proceeds from maturities of
  investment securities                           -           100,000
  Principal reductions of
  mortgage-backed securities                  460,573         631,243
  Net increase in loans made to
  customers and principal
  collections on loans                     (5,864,972)     (4,533,816)
  Purchase of Federal Home
  Loan Bank stock                                -           (240,000)
  Purchase of property and equipment          (59,984)        (38,465)

  Net cash used in investing activities   ( 5,474,267)     (4,081,038)

Cash flows provided by (used in)
financing activities:
  Net increase in deposits                  4,583,752       4,445,159
  Increases in advances from
  borrowers for taxes and insurance           329,291         225,804
  Federal funds purchased                     750,000             -
  Federal Home Loan Bank advances                 -        10,400,000
  Repayment of Federal Home Loan
  Bank advances                                   -        (5,600,000)
  Purchase of treasury stock                  (54,724)           -
  Cash dividends            				              (58,139)        (62,568)

  Net cash provided by financing
  activities                                5,550,180       9,408,395

 Increase in cash and cash equivalents        523,363       5,550,882

Cash and cash equivalents,
beginning of period                           939,604       1,291,426

Cash and cash equivalents, end of
period                                    $ 1,462,967  $    6,842,308


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

The condensed consolidated financial statements included herein have been prepared by the registrant pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the registrant believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of the Company's consolidated financial position, results of operations and cash flows for the interim periods presented. The consolidated results of operations for the interim periods presented are not necessarily indicative of the results that may be expected for the full year. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company's consolidated financial statements included in the Company's Annual Report on Form 10-KSB for the year ended June 30, 1999.

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

	Securities

Securities that may be sold as part of the Association's asset/liability or liquidity management or in response to or in anticipation of changes in interest rates and resulting prepayment risk, or for other similar factors, are classified as available-for-sale and carried at fair market value. Unrealized holding gains and losses on securities classified as available-for-sale are reported net of related deferred income taxes as a separate component of stockholders' equity. Securities that the Association has the ability and positive intent to hold to maturity are classified as held-to-maturity and carried at amortized cost. Trading securities are carried at fair market value with unrealized holding gains and losses included in earnings. Gains and losses on all securities transactions are recognized when sold as determined by the identified certificate method. The Association had no trading securities at September 30, 1999.

	Allowance For Loan Losses

The allowance for loan losses is established through a provision for loan losses based on management's evaluation of the risks inherent in the Company's loan portfolio and changes in the nature and volume of its loan activity, including those loans which are being specifically monitored by management. Such evaluation, which includes a review of loans for which full collectibility may not be reasonably assured, considers among other matters, loan classification, the estimated fair value of the underlying collateral, economic conditions, historical loan loss experience, the amount of loans outstanding and other factors that warrant recognition in providing for an adequate allowance for loan losses. A significant factor considered in the Company's allowance is its historically low level of loans other than one-to-four family real estate loans. The Company's allowance for loan losses and nonaccrual loans at September 30,1999 aggregated $345,000 and $124,000, respectively.

Earnings Per Common Share

Basic earnings per share are computed by dividing net income by the weighted average number of shares of common stock outstanding. For the three month period ended September 30, 1999, the weighted average number of common shares used in the computation of basic earnings per share was 669,922. The weighted average number of common shares for the same period in 1998 was 715,150.

Sobieski Bancorp, Inc. and Subsidiary
Notes to Condensed Consolidated Financial Statements, Concluded


Diluted earnings per share are computed by dividing net income by the weighted average number of shares of common stock outstanding plus the dilutive effect of outstanding stock options and nonvested shares awarded under the RRP. For the three month period ended
September 30,1999, the weighted average number of common shares used in the computation of diluted earnings per share was 671,704. The weighted average number of common shares for the same period in 1998 was 724,445.

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


Non-Qualified Supplemental Benefit Plans

Effective July 1, 1998, the Company established non-qualified supplemental benefit plans for certain of its officers and directors. These plans generally provide for the payment of supplemental retirement benefits over a period of ten (10) years, beginning with the later of
(a) the officers's or director's attainment of a specified retirement age; or (b) upon termination of the officer's employment with the Company or the director's termination as a member of the Company's Board of Directors. The estimated aggregate present value of these future benefits are being accrued over the average remaining service life of the officer and director group commencing July 1, 1998. The Company also maintains life insurance contracts on the officers and directors to provide funding for the retirement obligations. Compensation expense associated with these agreements aggregated $9,800 and $12,100 for the three-month periods ended September 30, 1999 and 1998, respectively.


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

Financial Condition

The Company's total assets increased $5.9 million during the three months ended September 30, 1999 to $109.6 million from $103.7 million at June 30, 1999. This increase was mainly due to increases in net loans of $5.8 million and interest-bearing demand deposits in other financial institutions of $0.5 million, offset by a decrease of $0.5 million in the securities portfolio. The increase in loans was a result of purchasing participation interests in commercial loans, and increased originations for commercial, home equity and mortgage loans.

The Company's total liabilities increased $5.8 million from $91.1 million at June 30, 1999 to $96.9 million at September 30, 1999. The increase was from deposit growth and Federal Funds purchased and was primarily used to fund the increase in new originated loans and purchases of participation interests in commercial loans. Deposits increased
$4.6 million from $64.2 million at June 30, 1999 to $68.8 million at September 30, 1999. The deposit increase was the result of continued competitive market pricing of our deposits.

Stockholders' equity increased by $62,000 to $12.63 million at September 30, 1999 from $12.57 million at June 30, 1999, principally the result of $168,000 of net income, offset by cash dividends paid, treasury stock purchases and increased unrealized losses on available-for-sale securities.


Item 2.  Management's Discussion And Analysis of Financial
             Condition And Results of Operations, Continued.

Results of Operations

General. The Company recorded net income for the three months ended September 30, 1999 of $168,000 which is an increase of $16,000, or 10.5%, over net income of $152,000 for the same period in 1998. The increase in net income for the current three-month period was primarily from additional interest on higher average earning assets and increased fees offset by higher loss provisions, non-interest expenses and income taxes.

Net Interest Income. The Company's net income is primarily dependent upon net interest income. Net interest income was $813,000 for the three-month period ended September 30, 1999 as compared to $719,000 for the same period in the prior year. The increase of $94,000 was primarily a result of increased income earned on loans offset in part by increases in interest paid on deposits, FHLB advances and other borrowings.

Interest income increased $157,000 to $1.92 million for the three-month period ended September 30, 1999 from $1.76 million for the comparable 1998 period. Average earning assets for the three-month period ended September 30, 1999, increased $10.53 million adding volume generated interest earnings of $210,000 offset by yield declines of $53,000.
The yield on earning assets decreased 16 basis points to 7.37% for the 1999 period from 7.53% for the comparable 1998 period.

Interest expense for the three-month period ended September 30, 1999 was $1.11 million, as compared to $1.04 million for the comparable period in the prior year. The increase in interest expense of $63,000 was primarily due to a $10.3 million average deposit and borrowing levels over the prior 1998 period. The higher borrowing levels added increase in $124,000 to interest expense and were offset by $61,000 due to lower rates. Funding cost declined to 4.65% or 28 basis points for the 1999 period from 4.93% for the 1998 period.

Provisions for Loan Losses.  During the three months ended
September 30, 1999, the Company had provisions of $35,000, with provisions of $15,000 for the comparable period in the prior year.
At September 30, 1999, the Company's allowance for loan losses totaled $345,000 or .37% of net loans and 191% of total non-performing loans.

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

Non-Interest Income. Non-interest income consists primarily of fees and service charges on deposit accounts and other income. Non-interest income increased $15,000 to $54,000 for the three months ended September 30, 1999 as compared to $39,000 for the same period last year. These increases were due primarily to increased fee income and service charges on customer accounts along with added letter of credit fee income.


Item 2.  Management's Discussion And Analysis of Financial
    Condition And Results of Operations, Continued

Non-Interest Expenses. Non-interest expenses were $545,000 for the three-month period ended September 30, 1999, compared to $482,000 for the same period last year. The increase of $63,000 for the three-month period ended September 30,1999 compared to the same period last year was due to higher occupancy, service bureau Year 2000 costs, professional
services, and other administrative expense.   Other expenses remaining
relatively the same were compensation and benefits, FDIC insurance and advertising.

Income Taxes. Income taxes for the three months ended September 30, 1999 were $118,200 on pre-tax income of $287,000, an effective tax rate of 41.2%. For the three months ended September 30, 1998, income taxes were $109,000 on pre-tax income of $262,000, an effective tax rate of 41.6%


Liquidity and Capital Resources

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

Federal regulations require the Company to maintain minimum levels of liquid assets. The required percentage has varied from time to time based upon the economic conditions and savings flows and is currently 4% of net withdrawable savings deposits and borrowings payable on demand or in one year or less during the preceding calendar month. Liquid assets for purposes of this ratio include cash, certain time deposits, U.S. Government obligations, government agency and other securities and obligations generally having remaining maturities of less than five years. The
Company has maintained its liquidity ratio at levels in excess of those required. At September 30,1999, the Company's liquidity ratio was 14.8%.


At September  30, 1999,  the Company  had   $25.3 million in outstanding
advances from the FHLB used primarily to fund purchases of participation interests in commercial loans, internally originated loans and other investments.

The Company uses its liquidity resources principally to meet ongoing commitments to fund maturing certificates of deposit and deposit withdrawals and to meet operating expenses. At September 30,1999, the Company had outstanding commitments to extend credit which amounted to $9.7 million (including $3.7 million in available home equity lines of credit). Management believes that loan repayments and other sources of funds will be adequate to meet the Company's foreseeable liquidity needs.

At September 30,1999, the Association had tangible capital of $9.4 million or 8.7% of adjusted total assets which was $7.8 million above the minimum capital requirement of $1.6 million or 1.5% of adjusted total assets.

At September 30,1999, the Association had core capital of $9.4 million or 8.7% of adjusted total assets which was $6.2 million above the minimum capital requirement of $3.2 million or 3.0% of adjusted total assets.


Item 2.  Management's Discussion And Analysis of Financial
	    Condition And Results of Operations, Continued

At September 30, 1999, the Association had total risk-based capital of $9.7 million and risk-weighted assets of $58.9 million or total risk-based capital of 16.5% of risk-weighted assets. This amount was $5.0 million above the minimum regulatory risk-based capital requirement of $4.7 million, or 8.0% of risk-weighted assets.

Financial Accounting Developments

In June 1998, the Financial Accounting Standards Board (FASB) issued
SFAS No. 133, Accounting for Derivatives Instruments and Hedging Activities. SFAS No. 133, as modified by SFAS No. 137 in July 1999, is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. SFAS No. 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. Due to the Company currently having no derivative instruments, the adoption of SFAS No. 133 is not expected to have any significant effect on the Company's results of operations or financial position.


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

The Company has developed a plan to prepare for the Year 2000.   Started
in 1997, the plan includes an inventory of software applications, communication with third-party vendors and suppliers and the obtaining of certification of compliance with third-party providers. The Company has a comprehensive, written plan, which is regularly updated and monitored by management and the Board of Directors. Plan status is regularly reviewed by management of the Company and reported at least quarterly to the Board as of September 30, 1999.

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

In addition to reviewing its own computer operating systems and applications, the Company has initiated formal communications with its significant suppliers to determine the extent to which the Company's interface systems are vulnerable to those third parties' failure to resolve their own Year 2000 issues. There can be no assurance that the systems of other companies on which the Company's systems rely will be timely converted. If such modifications and conversions are not made, or are not completed timely, the Year 2000 issue could have a material adverse impact on the operations of the Company. Therefore, the Company is in the process of developing a contingency plan as to not disrupt operations should its suppliers not be timely converted.

Item 2.  Management's Discussion And Analysis of Financial
	    Condition And Results of Operations, Concluded

Contingency planning is one of the most important steps in Year 2000 readiness. It provides a systematic basis for addressing an unexpected business interruption due to a Year 2000 issue triggered by internal or third party system failures or by external infrastructure failures. A thorough contingency plan is prudent to reduce risk and potential impact of Year 2000 induced interruptions or failures of critical business functions.

The Company has followed the FFIEC guidance, as published in a series of interagency statements, on requirements on year 2000 readiness. Sobieski has completed the five phases identified: awareness, assessment, renovation, validation and implementation for mission critical systems including third-party providers. Sobieski has extensively tested the critical processes in a Year 2000 environment and their tests revealed no material Year 2000 problems.

The Sobieski Federal Business Resumption Contingency Plan facilitates the identification of potential problems, dissemination of information, resolution of issues and decision-making process during the identified Year 2000 timeframe. The Sobieski management team will be fully deployed during this time period and should a Year 2000 issue be detected, the contingency plan will be immediately enacted to address the problem and not interrupt customer service.

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

The Company currently has several significant borrowers for which the Company has made direct loans or holds a participation interest. Management of the Company is communicating with these borrowers about Year 2000 issues and does not expect any Year 2000 problems of these borrowers will have a material adverse effect on the Company.

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

Sobieski cautions that the Year 2000 readiness disclosure includes certain "forward-looking statements". Refer to Part 1, Item 2:
Forward-Looking Statements.



PART II.  OTHER INFORMATION

Item 1.		Legal Proceedings

			None

Item 2.		Changes in Securities

			None

Item 3.		Defaults Upon Senior Securities

			None

Item 4.		Submission of Matters to a Vote of Security Holders

a) On October 19, 1999, the Company held its Annual Meeting of
Stockholders.
b) At that meeting, Thomas F. Gruber and Joseph F. Nagy were elected
Directors for terms to expire in 2002
c) Stockholders voted on the following matters:
(i) The election of the following Directors of the Company,
					                       	     	Votes 	         		  Broker
             					            		For	 	Withheld       	Non-Votes
Thomas F. Gruber	             	591,623  	48,462	       	85,747
Joseph F. Nagy             				591,421  	48,664	       	85,747

(ii)  The ratification of the appointment of PricewaterhouseCoopers LLP as independent auditors of the Company for the fiscal year
ending June 30, 2000.
                          							Votes	          		  Broker
                       						For		Against		Abstain 		Non-Votes
                    						639,497  	588		    -0-	     	85,747

Item 5.		Other Information

			None


Item 6.		Exhibits and Reports on Form 8-K

(a)	Exhibits
10(a) Sobieski Bancorp, Inc. Fee Continuation Plan For Retired Directors 10(b) Sobieski Federal Savings and Loan Association Fee Continuation Plan
       For Retired Directors
10(c) Sobieski Federal Savings and Loan Association Supplemental Executive Retirement Plan
 27   Financial Data Schedule

(b)	Reports on Form 8-K
			None


SIGNATURES



In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




							Sobieski Bancorp, Inc.
							         (Registrant)



Date: November 10, 1999				By:      ______________
				                            Thomas F. Gruber
	                            President and Chief Executive Officer



Date: November 10, 1999				By:     ________
										Arthur Skale
		                            Chief Financial Officer


SOBIESKI BANCORP, INC.
AMENDED AND RESTATED FEE CONTINUATION PLAN
FOR RETIRED DIRECTORS
(EFFECTIVE JUNE 29, 1998)

ARTICLE I
DEFINITIONS

Section 1.01. Administrator. The term "Administrator" means Sobieski, which shall have the authority to manage and control the operation of this Plan.

Section 1.02. Sobieski. The term "Sobieski" means Sobieski Bancorp, Inc.

Section 1.03. Director. The term "Director" means any member of the Board of Directors of Sobieski ("Board") on the Vesting Date, or any future member of the Board who serves for five (5) full consecutive years. Any future member of the Board who has not served five (5) full consecutive years shall not be considered a "Director. " A "full year" begins on the date the Director is elected to the Board or on an a nniversary date thereof and ends each three hundred sixty-four (364) days later. As an example, if a director is elected on June 14, 1999, then that director will have served one full year on June 13, 2000. The director will become a "Director" (and therefore be entitled to benefits under this Plan) on June 13, 2004.

Section 1.04. Director's Fee. The term "Director's Fee" means
Four Thousand Dollars ($4,000) per year, paid in monthly installments of Three Hundred Thirty-three and 33/100 Dollars ($333.33), or such other amount as determined appropriate by a majority of the Board at a meeting of Directors or by written consent. If the Board determines that the Director's Fee should be altered, the adjusted amount shall be automatically incorporated into this Plan without the requirement of further action other than the statement of the new Director's Fee in the applicable corporate minutes or written consent to action.

Section 1.05. Vesting Date. The term "Vesting Date" means July 1, 1998

Section 1.06. Plan. The term "Plan" means the plan embodied by this instrument as now in effect or hereafter amended.

Section 1.07. Payment Event. The term "Payment Event" shall mean the later of: (a) the Director's attainment of age seventy (70); or (b) upon the termination of the Director as a member of the Board.

2

ARTICLE II
BENEFITS

Section 2.01. Payment of Benefits. A Director shall be entitled to begin receiving payment of the Director's Fee upon occurrence of the Payment Event. The Director's Fee shall be paid for ten (10) years and shall be paid monthly beginning on the first day of the month following the Payment Event. As an example, if the Payment Event occurs on January 20, 1999, the Director will receive $333.33 per month beginning on February 1, 1999.

Section 2.02. Death Benefits. If a Director's death occurs before commencement of the payments described in Section 2.01 of this Plan, or while those payments are being made to the Director, then the Director's spouse shall be entitled to receive these benefits as if the Director were alive. If the Director has no spouse, all benefits under this Plan shall terminate.

ARTICLE III
ADMINISTRATION

Section 3.01. Administration of Plan. Sobieski shall have the complete responsibility tor the administration of this Plan. Sobieski shall have full power and authority to adopt rules and regulations for the administration of this Plan; provided, however, that such rules and regulations are not inconsistent with the provisions of this Plan.

Section 3.02. Delegation of Responsibility. Sobieski may delegate duties involved in the administration of this Plan to such person or persons whose services are deemed by it to be necessary or convenient.

Section 3.03. Payment of Benefits. The amounts payable as benefits under this Plan shall be paid solely from the general assets of Sobieski. No Director shall have any interest in any specific assets of Sobieski under the terms of this Plan. This Plan shall not be considered to create an escrow account, trust fund or other funding arrangement of any kind or a fiduciary relationship between any Director and Sobieski. Sobieski's obligations under this Plan are purely contractual and shall not be funded or secured in any way.

Section 3.04. Construction of Plan and Effective Date. This Plan is intended for a select group of managerial or highly compensated individuals, and shall be effective as of June 29, 1998. Sobieski shall have the power to construe this Plan and to determine all questions of fact or law arising under it. It may correct any defect, supply any omission or reconcile any inconsistency in this Plan in such manner and to such extent as it may deem appropriate.

Section 3.05. Claims Procedure. A Director may deliver a claim for benefits under this Plan to the Secretary of Sobieski. Claims must be made in writing. The Secretary shall notify the Director within sixty (60) days of the approval or denial of the claim. A Director may appeal the denial of a claim to the Board of Directors. The decision of a majority of the Board shall be final.


3

ARTICLE IV
AMENDMENT OR TERMINATION OF PLAN

Section 4.01. Termination. Sobieski may at any time terminate this Plan. Sobieski shall treat all Directors as if they had ceased being a Director on the effective date of the termination of this Plan and shall pay to each such Director monthly amounts determined in accordance with
Article II and the rate of Director fees in effect on the date on which this Plan is terminated.

Section 4.02. Amendment. Sobieski may amend the provisions of this Plan at any time; provided, however, that no amendment shall adversely affect the rights of Directors with respect to the amounts payable had this Plan terminated immediately prior to the amendment.

ARTICLE V

MISCELLANEOUS

Section 5.01. Successors. This Plan shall be binding upon the successors of Sobieski.

Section 5.02. Duration. Subject to Section 4.01 of this Plan, this Plan shall terminate on the date on which each Director's benefits have been distributed in full pursuant to the terms of this Plan.

Section 5.03. Choice of Law. This Plan shall be construed and interpreted pursuant to, and in accordance with, the laws of the State of Indiana.

Section 5.04. Non-Alienation. No Director or Director's spouse shall have any right to anticipate, pledge, alienate or assign any of his rights under this Plan, and any effort to do so shall be null and void. The benefits payable under this Plan shall be exempt from the claims of creditors or other claimants and from all orders, decrees, levies and executions and any other legal process to the fullest extent that may be permitted by law.

Section 5.05. Gender and Number. Words in one gender shall be construed to include the other genders where appropriate; words in the singular or plural shall be construed as being in the plural or singular where appropriate.

Section 5.06. Headings. The headings in this Plan are solely for convenience of reference and shall not affect its interpretation.

Section 5.07. Disclaimer. Sobieski makes no representations or assurances and assumes no responsibility as to the performance by any parties, solvency, compliance with state and federal securities regulation or state and federal tax consequences of this Plan or participation therein. It shall be the responsibility of the respective Directors to determine such issues or any other pertinent issues to their own satisfaction.


4

Section 5.08. Purpose. This Plan is intended to provide retirement benefits to the Directors and to take advantage of the deferral of taxes for the Directors and not for purposes of investment. This Plan has been executed to be effective as of June 29, 1998.


SOBIESKI BANCORP, INC.

            By: Thomas F. Gruber
			Its: President/CEO



sobieski/supplemental retirement plan
4.27.99




* * *

I acknowledge receipt of a copy of the Plan. I understand that Sobieski has established the Plan for the benefit of its directors and Sobieski makes no representation or assurance and assumes no responsibility as to the federal tax consequences of the Plan.

Robert J. Urbanski
6-29-98
Date


ACCEPTED:
SOBIESKI BANCORP, INC.

By: Thomas F. Gruber
Its: President


Kenneth P. Fedder
Witness


__________________________
Signed




6-29-98
Date
* * *

I acknowledge receipt of a copy of the Plan. I understand that Sobieski has established the Plan for the benefit of its directors and Sobieski makes no representation or assurance and assumes no responsibility as to the federal tax consequences of the Plan.

Joseph F. Nagy
6-29-98
Date

ACCEPTED:
SOBIESKI BANCORP, INC.
By: Thomas F. Gruber
Its: President


Kenneth P. Fedder
Witness

__________________________
Signed

6-29-98
Date
* * *

I acknowledge receipt of a copy of the Plan. I understand that Sobieski has established the Plan for the benefit of its directors and Sobieski makes no representation or assurance and assumes no responsibility as to the federal tax consequences of the Plan.

Thomas F. Gruber
6-29-98
Date

ACCEPTED:
SOBIESKI BANCORP, INC.
By: Robert J. Urbanski
Its: Chairman of the Board


Kenneth P. Fedder
Witness
__________________________
Signed


6-29-98
Date
* * *

I acknowledge receipt of a copy of the Plan. I understand that Sobieski has established the Plan for the benefit of its directors and Sobieski makes no representation or assurance and assumes no responsibility as to the federal tax consequences of the Plan.

George J. Aranowski
6-29-98
Date

ACCEPTED:
SOBIESKI BANCORP, INC.
By: Thomas F. Gruber
Its: President


Kenneth P. Fedder
Witness


__________________________
Signed

6-29-98
Date

* * *

I acknowledge receipt of a copy of the Plan. I understand that Sobieski has established the Plan for the benefit of its directors and Sobieski makes no representation or assurance and assumes no responsibility as to the federal tax consequences of the Plan.

Leonard J. Dobosiewicz
6-29-98
Date

ACCEPTED:
SOBIESKI BANCORP, INC.
By: Thomas F. Gruber
Its: President


Kenneth P. Fedder
Witness

__________________________
Signed

6-29-98
Date
* * *

I acknowledge receipt of a copy of the Plan. I understand that Sobieski has established the Plan for the benefit of its directors and Sobieski makes no representation or assurance and assumes no responsibility as to the federal tax consequences of the Plan.

Joseph A. Gorny
6-29-98
Date


ACCEPTED:
SOBIESKI BANCORP, INC.
By: Thomas F. Gruber
Its: President


Kenneth P. Fedder
Witness

__________________________
Signed

6-29-98
Date


CONSENT TO REVISE FEE CONTINUATION PLAN

Sobieski Bancorp, Inc. ("Corporation") has created a Fee Continuation Plan for the benefit of its directors (the "Plan"). In establishing the Plan, it was intended that no director vest in the Plan until the beginning of the 1998-99 fiscal year. However, because of a scrivener's error, the Plan allowed vesting as of June 30, 1998, which is the last day of the 1997-98 fiscal year. In order to conform the Plan to its intended vesting schedule, the undersigned, being all of the members of the board of directors of the Corporation, consent to the revision of the Plan such that the current directors vest as of July l, 1998.

Dated to be effective the/~ r/J day of August 1998.


Robert J. Urbanski		Thomas F. Gruber

Joseph F. Nagy		George J. Aranowski

Leonard J. Dobosiewicz		Joseph A. Gorny


WRITTEN CONSENT TO ACTION
BY
BOARD OF DIRECTORS
OF
SOBIESKI BANCORP, INC.


Applicable law provides that the board of directors ("Board") may take action without a meeting if written consent signifying approval of such action is given by all Board members and this consent is included with the minutes.

Additionally, the Fee Continuation Plan for Retired Directors ("Plan") of Sobieski Bancorp, Inc. ("Corporation"), in Section 4.02, allows the Board to amend the provisions of the Plan at any time.

The Plan is now amended as follows:

Section 1.07 is deleted in its entirety and replaced as follows:

Section 1.07. Payment Event. The term "Payment Event" shall mean the later of: (a) the Director's attainment of age seventy (70); or (b) the termination of the Director as a member of the Board.

Robert J. Urbanski as Chairman of the Board is hereby authorized to take any and all further actions to implement the above resolutions.

CONSENT


The undersigned being all of the members of the Board now each consent in writing to the foregoing action, both as directors and individually as beneficiaries of the Plan. This consent shall be included in the Corporation's record book as a part of the minutes.

Dated to be effective the 29th day of October, 1998.


	Robert J. Urbanski		Thomas F. Gruber


	Joseph F. Nagy 		George J. Aranowski


	Leonard J. Dobosiewicz		Joseph A, Gorny




sobieski/consent.98
CONSENT TO AMENDMENT
OF
THE FEE CONTINUATION PLAN
FOR
RETIRED DIRECTORS
OF
SOBIESKI BANCORP, INC.
AND
SOBIESKI FEDERAL SAVINGS AND LOAN ASSOCIATION

The undersigned each is a beneficiary of the Fee Continuation Plans for Retired Directors ("Plans") of Sobieski Bancorp, Inc. ("Corporation") and Sobieski Federal Savings and Loan Association ("Association"), originally effective on June 29, 1998. The Board of Directors of both the Corporation and the Association voted on March 17, 1999 to amend the Plans. By signing below, each individual consents to the amendment of both Plans in his capacity as a beneficiary of the Plans and not as a director of the Corporation or the Association. Each of the undersigned has already approved the amendment to the Plan in his capacity as a director of the Corporation.

Dated to be effective the 28th day of April, 1999.


	Robert J. Urbanski	Thomas F. Gruber


	Joseph F. Nagy	George J. Aranowski


	Leonard J. Dobosiewicz	 Joseph A. Gomy


	Richard Cullar



SOBIESKI FEDERAL SAVINGS AND LOAN ASSOCIATION
AMENDED AND RESTATED FEE CONTINUATION PLAN
FOR RETIRED DIRECTORS
(EFFECTIVE JUNE 29, 1998)

ARTICLE I
DEFINITIONS

      Section 1.01. Administrator. The term "Administrator" means
	  Sobieski, which shall have the authority to    manage and control
	  the operation of this Plan.

      Section 1.02. Sobieski. The term "Sobieski" means Sobieski Federal Savings and Loan Association.

      Section 1.03. Director. The term "Director" means any member of the Board of Directors of Sobieski ("Board") on the Vesting Date, or any future member of the Board who serves for five (5) full consecutive years. Any future member of the Board who has not served five (5) full consecutive years shall not be considered a "Director. " A "full year" begins on the date the Director is elected to the Board or on an anniversary date thereof and ends each three hundred sixty-four (364) days later. As an example, if a director is elected on June 14, 1999, then that director will have served one full year on June 13, 2000. The director will become a "Director" (and therefore be entitled to benefits under this Plan) on June 13, 2004.

      Section 1.04. Director's Fee. The term "Director's Fee" means
	  Four Thousand Dollars ($4,000) per year, paid in monthly installments of Three Hundred Thirty-three and 33/100 Dollars ($333.33), or such other amount as determined appropriate by a majority of the Board at a meeting of Directors or by written consent. If the Board determines that the Director's Fee should be altered, the adjusted amount shall be automatically incorporated into this Plan without the requirement of further action other than the statement of the new Director's Fee in the applicable corporate minutes or written consent to action.

      Section 1.05. Vesting Date. The term "Vesting Date" means
	  July 1, 1998.

      Section 1.06. Plan. The term "Plan" means the plan embodied by this instrument as now in effect or hereafter amended.

      Section 1.07. Payment Event. The term "Payment Event" shall mean the later of: (a) the Director's attainment of age seventy (70); or (b) upon the termination of the Director as a member of the Board.

   2

ARTICLE II
BENEFITS

      Section 2.01. Payment of Benefits. A Director shall be entitled to begin receiving payment of the Director's Fee upon occurrence of the Payment Event. The Director's Fee shall be paid for ten (10) years and shall be paid monthly beginning on the first day of the month following the Payment Event. As an example, if the Payment Event occurs on January 20, 1999, the Director will receive $333.33 per month beginning on February 1, 1999.

      Section 2.02. Death Benefits. If a Director's death occurs before commencement of the payments described in Section 2.01 of this Plan, or while those payments are being made to the Director, then the Director's spouse shall be entitled to receive these benefits as if the Director were alive. If the Director has no spouse, all benefits under this Plan shall terminate.

ARTICLE III
A1)MINISTRATION

      Section 3.01. Administration of Plan. Sobieski shall have the complete responsibility for the administration of this Plan. Sobieski shall have full power and authority to adopt rules and regulations for the administration of this Plan; provided, however, that such rules and regulations are not inconsistent with the provisions of this Plan.

      Section 3.02. Delegation of Responsibility. Sobieski may delegate duties involved in the administration of this Plan to such person or persons whose services are deemed by it to be necessary or convenient.

      Section 3.03. Payment of Benefits. The amounts payable as benefits under this Plan shall be paid solely from the general assets of Sobieski. No Director shall have any interest in any specific assets of Sobieski under the terms of this Plan. This Plan shall not be considered to create an escrow account, trust fund or other funding arrangement of any kind or a fiduciary relationship between any Director and Sobieski. Sobieski's obligations under this Plan are purely contractual and shall not be funded or secured in any way.

      Section 3.04. Construction of Plan and Effective Date. This Plan is intended for a select group of managerial or highly compensated individuals, and shall be effective as of June 29, 1998. Sobieski shall have the power to construe this Plan and to determine all questions of fact or law arising under it. It may correct any defect, supply any omission or reconcile any inconsistency in this Plan in such manner and to such extent as it may deem appropriate.

      Section 3.05. Claims Procedure. A Director may deliver a claim for benefits under this Plan to the Secretary of Sobieski. Claims must be made in writing. The Secretary shall notify the Director within sixty(60) days of the approval or denial of the claim. A Director may appeal the denial of a claim to the Board of Directors. The decision of a majority of the Board shall be final.

ARTICLE IV
AMENDMENT OR TERMINATION OF PLAN
      Section 4.01. Termination. Sobieski may at any time terminate this Plan. Sobieski shall treat all Directors as if they had ceased being a Director on the effective date of the termination of this Plan and shall pay to each such Director monthly amounts determined in accordance with Article II and the rate of Director fees in effect on the date on which this Plan is terminated.

      Section 4.02. Amendment. Sobieski may amend the provisions of this Plan at any time; provided, however, that no amendment shall adversely affect the rights of Directors with respect to the amounts payable had this Plan terminated immediately prior to the amendment.

ARTICLE V
MISCELLANEOUS

      Section 5.01. Successors. This Plan shall be binding upon the successors of Sobieski.

      Section 5.02. Duration. Subject to Section 4.01 of this Plan, this Plan shall terminate on the date on which each Director's benefits have been distributed in full pursuant to the terms of this Plan.

      Section 5.03. Choice of Law. This Plan shall be construed and interpreted pursuant to, and in accordance with, the laws of the State of Indiana.

      Section 5.04. Non-Alienation. No Director or Director's spouse shall have any right to anticipate, pledge, alienate or assign any of his rights under this Plan, and any effort to do so shall be null and void. The benefits payable under this Plan shall be exempt from the claims of creditors or other claimants and from all orders, decrees, levies and executions and any other legal process to the fullest extent that may be permitted by law.

      Section 5.05. Gender and Number. Words in one gender shall be construed to include the other genders where appropriate; words in the singular or plural shall be construed as being in the plural or singular where appropriate.

      Section 5.06. Headings. The headings in this Plan are solely for convenience of reference and shall not affect its interpretation.

      Section 5.07. Disclaimer. Sobieski makes no representations or assurances and assumes no responsibility as to the performance by any parties, solvency, compliance with state and federal securities regulation or state and federal tax consequences of this Plan or participation therein. It shall be the responsibilit,of the respective Directors to determine such issues or any other pertinent issues to their own satisfaction.

      Section 5.08. Purpose. This Plan is intended to provide retirement benefits to the Directors and to take advantage of the deferral of taxes for the Directors and not for purposes of investment.

      This Plan has been executed to be effective as of June 29, 1998.

SOBIESKI FEDERAL SAVINGS AND
LOAN ASSOCIATION

By: Thomas F. Gruber
Its: President/CEO

Sobieski/supplemental retirement plan 2
4.27.99

* * *

I acknowledge receipt of a copy of the Plan. I understand that Sobieski has established the Plan for the benefit of its directors and Sobieski makes no representation or assurance and assumes no responsibility as to the federal tax consequences of the Plan.


Robert J. Urbanski

Date
ACCEPTED:

SOBIESKI FEDERAL SAVINGS AND LOAN ASSOCIATION

By : Thomas F. Gruber
Its: President

Kenneth P. Fedder
Witness

________________________________
Signed

6-29-98
Date

* * *

I acknowledge receipt of a copy of the Plan. I understand that Sobieski has established the Plan for the benefit of its directors and Sobieski makes no representation or assurance and assumes no responsibility as to the federal tax consequences of the Plan.


Joseph F. Nagy
6-29-98

ACCEPTED:
SOBIESKI FEDERAL SAVINGS AND LOAN ASSOCIATION
By: Thomas F. Gruber
Its: President


Kenneth P. Fedder
Witness

_____________________
Signed

6-29-98
Date

* * *

I acknowledge receipt of a copy of the Plan. I understand that Sobieski has established the Plan for the benefit of its directors and Sobieski makes no representation or assurance and assumes no responsibility as to the federal tax consequences of the Plan.

Thomas F. Gruber
6-29-99
Date

ACCEPTED:
SOBIESKI FEDERAL SAVINGS AND LOAN ASSOCIATION
                                  By: Robert J. Urbanski
                 Its: Chairman of the Board




Kenneth P. Fedder
Witness

________________________
Signed

6-29-98
Date


* * *
I acknowledge receipt of a copy of the Plan. I understand that Sobieski has established the Plan for the benefit of its directors and Sobieski makes no representation or assurance and assumes no responsibility as to the federal tax consequences of the Plan.

George J. Aranowski
6-9-98
Date


ACCEPTED:

SOBIESKI FEDERAL SAVINGS AND
LOAN ASSOCIATION
By:Thomas F. Gruber
Its: President


Kenneth P. Fedder
Witness

________________________
Signed

6-29-98
Date

* * *
I acknowledge receipt of a copy of the Plan. I understand that Sobieski has established the Plan for the benefit of its directors and Sobieski makes no representation or assurance and assumes no responsibility as to the federal tax consequences of the Plan.

Leonard J. Dobosiewicz
6-29-98
Date


ACCEPTED:

SOBIESKI FEDERAL SAVINGS AND
LOAN ASSOCIATION

By:Thomas F. Gruber
Its: President


Kenneth P. Fedder
Witness

________________________
Signed

6-29-98
Date


* * *
I acknowledge receipt of a copy of the Plan. I understand that Sobieski has established the Plan for the benefit of its directors and Sobieski makes no representation or assurance and assumes no responsibility as to the federal tax consequences of the Plan.

Joseph A. Gorny
6-29-98
Date

ACCEPTED:

SOBIESKI FEDERAL SAVINGS AND
LOAN ASSOCIATION
By: Thomas F. Gruber
Its: President


Kenneth P. Fedder
Witness

________________________
Signed

6-29-98
Date

CONSENT TO REVISE FEE CONTINUATION PLAN

Sobieski Federal Savings and Loan Association ("Sobieski") has created a Fee Continuation Plan for the benefit of its directors (the "Plan"). In establishing the Plan, it was intended that no director vest in the Plan until the beginning of the 1998-99 fiscal year. However, because of a scrivener's error, the Plan allowed vesting as of June 30, 1998, which is the last day of the 1997-98 fiscal year. In order to conform the Plan to its intended vesting schedule, the undersigned, being all of the members of the board of directors of Sobieski, consent to the revision of the Plan such that the current directors vest as of July 1, 1998.

Dated to be effective the 10th day of August, 1998.


Robert J. Urbanski	Thomas F. Gruber

Joseph F. Nagy	George J. Aranowski

Leonard J. Dobosiewicz	Joseph A. Gorny


WRITTEN CONSENT TO ACTION
BY
BOARD OF DIRECTORS
OF
SOBIESKI FEDERAL SAVINGS AND LOAN ASSOCIATION

Applicable law provides that the board of directors ("Board") may take action without a meeting if written consent signifying approval of such action is given by all Board members and this consent is included with the minutes.

Additionally, the Fee Continuation Plan for Retired Directors ("Plan") of Sobieski Federal Savings and Loan Association ("Sobieski"), in
Section 4.02, allows the Board to amend the provisions of the Plan at any time.

The Plan is now amended as follows:

Section 1.07 is deleted in its entirety and replaced as follows:

Section 1.07. Payment Event. The term "Payment Event" shall mean the later of: (a) the Director's attainment of age seventy (70); or
 (b) the termination of the Director as a member of the Board.

Robert J. Urbanski as Chairman of the Board is hereby authorized to take any and all further actions to implement the above resolutions.

CONSENT

The undersigned being all of the members of the Board now each consent in writing to the foregoing action, both as directors and individually as beneficiaries of the Plan. This consent shall be included in Sobieski's record book as a part of the minutes.

Dated to be effective the 29th day of October, 1998.

Robert J. Urbanski			Thomas F. Gruber

Joseph F. Nagy				George J. Aranowski

Leonard J. Dobosiewica		Joseph A. Gorny

sobieski/consent.98. 1

CONSENT TO AMENDMENT
OF
THE FEE CONTINUATION PLAN
FOR
RETIRED DIRECTORS
OF
SOBIESKI BANCORP, INC.
AND
SOBIESKI FEDERAL SAVINGS AND LOAN ASSOCIATION

The undersigned each is a beneficiary of the Fee Continuation Plans for Retired Directors ("Plans") of Sobieski Bancorp, Inc. ("Corporation") and Sobieski Federal Savings and Loan Association ("Association"), originally effective on June 29, 1998. The Board of Directors of both the Corporation and the Association voted on March 17, 1999 to amend the Plans. By signing below, each individual consents to the amendment of both Plans in his capacity as a beneficiary of the Plans and not as a director of the Corporation or the Association. Each of the undersigned has already approved the amendment to the Plan in his capacity as a director of the Corporation.

Dated to be effective the 28th day of April, 1999.

Robert J. Urbanski	Thomas F. Gruber

Joseph F. Nagy	George J. Aranowski

Leonard J. Dobosiewicz	Joseph A. Gomy

Richard Cullar


AMENDED AND RESTATED
SOBIESKI FEDERAL SAVINGS AND LOAN ASSOCIATION
SUPPLEMENTAL EXECUTIVE RETIREMENT PLAN
(EFFECTIVE JUNE 30, 1998)

ARTICLE I
DEFINITIONS

Section 1.01. Administrator. The term "Administrator" means Sobieski, which shall have the authority to manage and control the operation of this Plan.

Section 1.02. Sobieski. The term "Sobieski" means Sobieski Federal Savings and Loan Association.

Section 1.03. Executive. "Executive" shall refer to the President of Sobieski.

Section 1.04. Benefit. The term "Benefit" shall mean an amount equal to two percent (2%) of the Executive's base annual salary in effect on the date of termination of his employment as President, multiplied by the number of full years the Executive was employed as President of Sobieski, beginning on the Effective Date and ending on the effective date of termination. No credit will be given in calculating the Benefit for employment prior to the Effective Date. A full year of employment begins on June 30, 1998 and each subsequent June 30 and ends each following
June 29. As an example, if the Executive became President on May 1, 1994, and was terminated as President on September 1, 2014, then the Executive would have 16 years full years of service, from June 30, 1998 to September 1, 2014. If the Executive had a base annual salary of $100,000 in effect on the date of termination, then the Benefit would be $32,000. This figure is reached by multiplying the sixteen (16) full years of service following the Effective Date by $2,000 (which is 2% of the annual salary of $100,000 in effect at termination).

Section 1.05. Effective Date. The term "Effective Date" means
June 30, 1998.

Section 1.06. Plan. The term "Plan" means the plan embodied by this instrument as now in effect or hereafter amended.

Section 1.07. Payment Event. The term "Payment Event" shall mean the later of: (a) the Executive's attainment of age sixty-five (65); or
(b) upon the termination of the Executive as President.

ARTICLE II
BENEFITS

Section 2.01. Payment of Benefits. Subject to the provisions of Sections 2.03 and 2.04, the Executive shall be entitled to begin receiving payment of the Benefit upon the occurrence of the Payment Event. The Benefit shall be paid for each of the ten (10) years following the Payment Event and shall be paid monthly beginning on the first day of the month following the Payment Event. As an example, if the Benefit is $32,000 and the Payment Event occurs on January 20, 2015 , the Executive will receive $2,667 per month beginning on February 1, 2015 and ending January 1, 2025.

Section 2.02 Death Benefits. If the Executive dies before commencement of payment of the Benefit, or while the Benefit is being paid, then the Executive's spouse shall be entitled to receive these payments as if the Executive were alive. If the Executive has no spouse, the payment of the Benefit shall terminate.

Section 2.03. Vesting. The Executive shall be eligible for the Benefit only if the Executive serves as President of Sobieski for a period of five consecutive years, beginning with the Effective Date and ending on June 29, 2003. However, once the Executive is vested, the Benefit will be calculated beginning with the Effective Date.

Section 2.04. Cancellation of Benefits. Notwithstanding any other provision of this Plan, if the Executive is terminated for Cause, then the Executive shall immediately forfeit any rights tO the Benefit, and any obligation on behalf of Sobieski to pay the Benefit shall also be immediately cancelled. For the purposes of this Section 2.04, "Cause" shall be defined as gross misconduct or insubordination, theft of Sobieski assets, conviction of a felony, fraud or other similar conduct.

ARTICLE III
ADMINISTRATION

Section 3.01. Administration of Plan. Sobieski shall have the complete responsibility for the administration of this Plan. Sobieski shall have full power and authority to adopt rules and regulations for the administration of this Plan; provided, however, that such rules and regulations are not inconsistent with the provisions of this Plan.

Section 3.02. Delegation of Responsibility. Sobieski may delegate duties involved in the administration of this Plan to such person or persons whose services are deemed by it to be necessary or convenient.

Section 3.03. Payment of Benefits. The amounts payable as benefits under this Plan shall be paid solely from the general assets of Sobieski. The Executive shall not have any interest in any specific assets of Sobieski under the terms of this Plan. This Plan shall not be considered to create an escrow account, trust fund or other funding arrangement of any kind or a fiduciary relationship between the Executive and Sobieski. Sobieski's obligations under this Plan are purely contractual and shall not be funded or secured in any way.

Section 3.04. Construction of Plan. This Plan is intended only for the Executive, who is a member of a select group of managerial or highly compensated employees. Sobieski shall have the power to construe this Plan and to determine all questions of fact or law arising under it. It may correct any defect, supply any omission or reconcile any inconsistency in this Plan in such manner and to such extent as it may deem appropriate.

Section 3.05. Claims Procedure. The Executive may deliver a claim for benefits under this Plan to the Secretary of Sobieski. Claims must be made in writing. The Secretary shall notify the Executive within sixty (60) days of the approval or denial of the claim. The Executive may appeal the denial of a claim to the Board of Directors ("Board"). The decision of a majority of the Board shall be final.

ARTICLE IV
AMENDMENT OR TERMINATION OF PLAN

Section 4.01. Termination. Sobieski may at any time terminate this Plan. Sobieski shall treat the Executive as if he had ceased being President on the effective date of the termination of this Plan and shall pay to the Executive such amounts determined in accordance with Article II.

Section 4.02. Amendment. Sobieski may amend the provisions of this Plan at any time; provided, however, that no amendment shall adversely affect the rights of the Executive with respect to the amounts payable had this Plan terminated immediately prior to the amendment.

ARTICLE V
MISCELLANEOUS

Section 5.01. Successors. This Plan shall be binding upon the successors of Sobieski.

Section 5.02. Duration. Subject to Section 4.01 of this Plan, this Plan shall terminate on the date on which the Executive's Benefits have been distributed in full pursuant to the terms of this Plan.

Section 5.03. Choice of Law. This Plan shall be construed and interpreted pursuant to, and in accordance with, the laws of the State of Indiana.

Section 5.04. Non-Alienation. Neither the Executive nor the Executive's spouse shall have any right to anticipate, pledge, alienate or assign any of the rights under this Plan, and any effort to do so shall be null and void. The benefits payable under this Plan shall be exempt from the claims of creditors or other claimants and from all orders, decrees, levies and executions and any other legal process to the fullest extent that may be permitted by law.

Section 5.05. Gender and Number. Words in one gender shall be construed to include the other genders where appropriate; words in the singular or plural shall be construed as being in the plural or singular where appropriate.

Section 5.06. Headings. The headings in this Plan are solely for convenience of reference and shall not affect its interpretation.

Section 5.07. Disclaimer. Sobieski makes no representations or assurances and assumes no responsibility as to the performance by any parties, solvency, compliance with state and federal securities regulation or state and federal tax consequences of this Plan or participation therein. It shall be the responsibility of the Executive to determine such issues or any other pertinent issues to his own satisfaction.

Section 5.08. Purpose. This Plan is intended to provide supplemental retirement benefits and to take advantage of the ability to defer income taxes for the Executive and not for purposes of investment.

This Plan has been amended and restated this 18th day of February, 1999, but shall be effective as of June 30, 1998.

SOBIESKI FEDERAL SAVINGS AND LOAN ASSOCIATION

By: Robert J. Urbanski
Its: Chairman of the Board of Directors


sobieski/executive serp 1
2. 18.99

I acknowledge receipt of a copy of the Plan. I understand that Sobieski has established the Plan for my benefit and Sobieski makes no representation or assurance and assumes no responsibility as to the federal tax consequences of the Plan.

Thomas F. Gruber
4-28-99
Date

ACCEPTED:
Kenneth P. Fedder
Witness

SOBIESKI FEDERAL SAVINGS AND LOAN ASSOCIATION

____________________
Signed
By: Robert J. Urbanski
Its: Chairman of the Board of Directors
4-28-99
Date

AMENDED AND RESTATED
SOBIESKI FEDERAL SAVINGS AND LOAN ASSOCIATION
SUPPLEMENTAL EXECUTIVE RETIREMENT PLAN
(EFFECTIVE JUNE 30, 1998)

ARTICLE I
DEFINITIONS

Section 1.01. Administrator. The term "Administrator" means Sobieski, which shall have the authority to manage and control the operation of this Plan.

Section 1.02. Sobieski. The term "Sobieski" means Sobieski Federal Savings and Loan Association.

Section 1.03. Executive. "Executive" shall refer to the Chief Operations Officer ("COO") of Sobieski.

Section 1.04. Benefit. The term "Benefit" shall mean an amount equal to one and one-third percent (1 1/3%) of the Executive's base annual salary in effect on the date of termination of his employment as COO, multiplied by the number of full years the Executive was employed as COO of Sobieski, beginning on the Effective Date and ending on the effective date of termination. No credit will be given in calculating the Benefit for employment prior to the Effective Date. A full year of employment begins on June 30, 1998 and each subsequent June 30 and ends each following June 29. As an example, if the Executive became COO on May 1, 1994, was terminated as COO on September 1, 2014, then the Executive would have 16 full years of service, from June 30, 1998 to September 1, 2014. If the Executive had a base annual salary of $100,000 in effect on the date of termination, then the Benefit would be $21,328. This figure is reached by multiplying the sixteen (16) full years of service following the Effective Date by $1,333 (which is 1 1/3% of the annual salary of $100,000 in effect at termination).

Section 1.05. Effective Date. The term "Effective Date" means
June 30, 1998.

Section 1.06. P . The term "Plan" means the plan embodied by this instrument as now in effect or hereafter amended.

Section 1.07. Payment Event. The term "Payment Event" shall mean the later of: (a) the Executive's attainment of age sixty-five (65); or
(b) upon the termination of the Executive as COO.



ARTICLE II
BENEFITS

Section 2.01. Payment of Benefits. Subject to the provisions of Sections 2.03 and 2.04, the Executive shall be entitled to begin receiving payment of the Benefit upon the occurrence of the Payment Event. The Benefit shall be paid for each of the ten (10) years following the Payment Event and shall be paid monthly beginning on the first day of the month following the Payment Event. As an example, if the Benefit is $21,328 and the Payment Event occurs on January 20, 2015, the Executive will receive $1,777 per month beginning on February 1, 2015 and ending on January 1, 2025.

Section 2.02. Death Benefits. If the Executive dies before commencement of payment of the Benefit, or while the Benefit is being paid, then the Executive's spouse shall be entitled to receive these payments as if the Executive were alive. If the Executive has no spouse, the payment of the Benefit shall terminate.

Section 2.03. Vesting. The Executive shall be eligible for the Benefit only if the Executive serves as COO of Sobieski for a period of five consecutive years, beginning with the Effective Date and ending on June 29, 2003. However, once the Executive is vested, the Benefit will be calculated beginning with the Effective Date.

Section 2.04. Cancellation of Benefits. Notwithstanding any other provision of this Plan, if the Executive is terminated for Cause, then the Executive shall immediately forfeit any rights to the Benefit, and any obligation on behalf of Sobieski to pay the Benefit shall also be immediately cancelled. For the purposes of this Section 2.04, "Cause" shall be defined as gross misconduct or insubordination, theft of Sobieski assets, conviction of a felony, fraud or other similar conduct.

ARTICLE III
ADMINISTRATION

Section 3.01. Administration of Plan. Sobieski shall have the complete responsibility for the administration of this Plan. Sobieski shall have full power and authority to adopt rules and regulations for the administration of this Plan; provided, however, that such rules and regulations are not inconsistent with the provisions of this Plan.

Section 3.02. Delegation of Responsibility. Sobieski may delegate duties involved in the administration of this Plan to such person or persons whose services are deemed by it to be necessary or convenient.

Section 3.03. Payment of Benefits. The amounts payable as benefits under this Plan shall be paid solely from the general assets of Sobieski. The Executive shall not have any interest in any specific assets of Sobieski under the terms of this Plan. This Plan shall not be considered to create an escrow account, trust fund or other funding arrangement of any kind or a fiduciary relationship between the Executive and Sobieski. Sobieski's obligations under this Plan are purely contractual and shall not be funded or secured in any way.

Section 3.04. Construction of Plan. This Plan is intended only for the Executive, who is a member of a select group of managerial or highly compensated employees. Sobieski shall have the power to construe this Plan and to determine all questions of fact or law arising under it. It may correct any defect, supply any omission or reconcile any inconsistency in this Plan in such manner and to such extent as it may deem appropriate.

Section 3.05. Claims Procedure. The Executive may deliver a claim for benefits under this Plan to the Secretary of Sobieski. Claims must be made in writing. The Secretary shall notify the Executive within sixty
(60) days of the approval or denial of the claim. The Executive may appeal the denial of a claim to the Board of Directors ("Board"). The decision of a majority of the Board shall be final.

ARTICLE IV
AMENDMENT OR TERMINATION OF PLAN

Section 4.01. Termination. Sobieski may at any time terminate this Plan. Sobieski shall treat the Executive as if he had ceased being COO on the effective date of the termination of this Plan and shall pay to the Executive such amounts determined in accordance with Article II.

Section 4.02. Amendment. Sobieski may amend the provisions of this Plan at any time; provided, however, that no amendment shall adversely affect the rights of the Executive with respect to the amounts payable had this Plan terminated immediately prior to the amendment.

ARTICLE V

MISCELLANEOUS

Section 5.01. Successors. This Plan shall be binding upon the successors of Sobieski.

Section 5.02. Duration. Subject to Section 4.01 of this Plan, this Plan shall terminate on the date on which the Executive's Benefits have been distributed in full pursuant to the terms of this Plan.

Section 5.03. Choice of Law. This Plan shall be construed and interpreted pursuant to, and in accordance with, the laws of the State of Indiana.

Section 5.04. Non-Alienation. Neither the Executive nor the Executive's spouse shall have any right to anticipate, pledge, alienate or assign any of the rights under this Plan, and any effort to do so shall be null and void. The benefits payable under this Plan shall be exempt from the claims of creditors or other claimants and from all orders, decrees, levies and executions and any other legal process to the fullest extent that may be permitted by law.

Section 5.05. Gender and Number. Words in one gender shall be construed to include the other genders where appropriate; words in the singular or plural shall be construed as being in the plural or singular where appropriate.

Section 5.06. Headings. The headings in this Plan are solely for convenience of reference and shall not affect its interpretation.


Section 5.07. Disclaimer. Sobieski makes no representations or assurances and assumes no responsibility as to the performance by any parties, solvency, compliance with state and federal securities regulation or state and federal tax consequences of this Plan or participation therein. It shall be the responsibility of the Executive to determine such issues or any other pertinent issues to his own satisfaction.

Section 5.08. Purpose. This Plan is intended to provide supplemental retirement benefits and to take advantage of the ability to defer income taxes for the Executive and not for purposes of investment.

This Plan has been executed on this 18th day of February, 1998, but shall be effective as of June 30, 1998.

SOBIESKI FEDERAL SAVINGS AND LOAN ASSOCIATION

By: Thomas F. Gruber
Its: President


sobieski/executive serp 3
 2. 18.99


I acknowledge receipt of a copy of the Plan. I understand that Sobieski has established the Plan for my benefit and Sobieski makes no representation or assurance and assumes no responsibility as to the federal tax consequences of the Plan.


Gregory J. Matthews
4-28-99
Date

ACCEPTED:
Kenneth P. Fedder
Witness

SOBIESKI FEDERAL SAVINGS AND LOAN ASSOCIATION

_______________________
	Signed
By: Thomas F. Gruber
Its: President


4-28-99
Date


AMENDED AND RESTATED
SOBIESKI FEDERAL SAVINGS AND LOAN ASSOCIATION
SUPPLEMENTAL EXECUTIVE RETIREMENT PLAN
(EFFECTIVE JUNE 30, 1998)

ARTICLE I
DEFINITIONS

Section 1.01. Administrator. The term "Administrator" means Sobieski, which shall have the authority to manage and control the operation of this Plan.

Section 1.02. Sobieski. The term "Sobieski" means Sobieski Federal Savings and Loan Association.

Section 1.03. Executive. "Executive" shall refer to the Chief Financial Officer ("CFO") of Sobieski.

Section 1.04. Benefit. The term "Benefit" shall mean an amount equal to one and one-third percent (1 1/3%) of the Executive's base annual salary in effect on the date of termination of his employment as CFO, multiplied by the number of full years the Executive was employed as CFO of Sobieski, beginning on the Effective Date and ending on the effective date of termination. No credit will be given in calculating the Benefit for employment prior to the Effective Date. A full year of employment begins on June 30, 1998 and each subsequent June 30 and ends each following June 29. As an example, if the Executive became CFO on May 1, 1994, was terminated as CFO on September 1, 2014, then the Executive would have 16 full years of service, from June 30, 1998 to September 1, 2014. If the Executive had a base annual salary of $100,000 in effect on the date of termination, then the Benefit would be $21,328. This figure is reached by multiplying the sixteen (16) full years of service following the Effective Date by $1,333 (which is 1 1/3% of the annual salary of $100,000 in effect at termination).

Section 1.05. Effective Date. The term "Effective Date" means
June 30, 1998.

Section 1.06. P . The term "Plan" means the plan embodied by this instrument as now in effect or hereafter amended.

Section 1.07. Payment Event. The term "Payment Event" shall mean the later of: (a) the Executive's attainment of age sixty-five (65); or
(b) upon the termination of the Executive as CFO.


ARTICLE II
BENEFITS

Section 2.01. Payment of Benefits. Subject to the provisions of Sections 2.03 and 2.04, the Executive shall be entitled to begin receiving payment of the Benefit upon the occurrence of the Payment Event. The Benefit shall be paid for each of the ten (10) years following the Payment Event and shall be paid monthly beginning on the first day of the month following the Payment Event. As an example, if the Benefit is $21,328 and the Payment Event occurs on January 20, 2015, the Executive will receive $1,777 per month beginning on February 1, 2015 and ending on January 1, 2025.

Section 2.02. Death Benefits. If the Executive dies before commencement of payment of the Benefit, or while the Benefit is being paid, then the Executive's spouse shall be entitled to receive these payments as if the Executive were alive. If the Executive has no spouse, the payment of the Benefit shall terminate.

Section 2.03. Vesting. The Executive shall be eligible for the Benefit only if the Executive serves as CFO of Sobieski for a period of five consecutive years, beginning with the Effective Date and ending on June 29, 2003. However, once the Executive is vested, the Benefit will be calculated beginning with the Effective Date.

Section 2.04. Cancellation of Benefits. Notwithstanding any other provision of this Plan, if the Executive is terminated for Cause, then the Executive shall immediately forfeit any rights to the Benefit, and any obligation on behalf of Sobieski to pay the Benefit shall also be immediately cancelled. For the purposes of this Section 2.04, "Cause" shall be defined as gross misconduct or insubordination, theft of Sobieski assets, conviction of a felony, fraud or other similar conduct.

ARTICLE III
ADMINISTRATION

Section 3.01. Administration of Plan. Sobieski shall have the complete responsibility for the administration of this Plan. Sobieski shall have full power and authority to adopt rules and regulations for the administration of this Plan; provided, however, that such rules and regulations are not inconsistent with the provisions of this Plan.

Section 3.02. Delegation of Responsibility. Sobieski may delegate duties involved in the administration of this Plan to such person or persons whose services are deemed by it to be necessary or convenient.

Section 3.03. Payment of Benefits. The amounts payable as benefits under this Plan shall be paid solely from the general assets of Sobieski. The Executive shall not have any interest in any specific assets of Sobieski under the terms of this Plan. This Plan shall not be considered to create an escrow account, trust fund or other funding arrangement of any kind or a fiduciary relationship between the Executive and Sobieski. Sobieski's obligations under this Plan are purely contractual and shall not be funded or secured in any way.

Section 3.04. Construction of Plan. This Plan is intended only for the Executive, who is a member of a select group of managerial or highly compensated employees. Sobieski shall have the power to construe this Plan and to determine all questions of fact or law arising under it. It may correct any defect, supply any omission or reconcile any inconsistency in this Plan in such manner and to such extent as it may deem appropriate.

Section 3.05. Claims Procedure. The Executive may deliver a claim for benefits under this Plan to the Secretary of Sobieski. Claims must be made in writing. The Secretary shall notify the Executive within sixty
(60) days of the approval or denial of the claim. The Executive may appeal the denial of a claim to the Board of Directors ("Board"). The decision of a majority of the Board shall be final.

ARTICLE IV
AMENDMENT OR TERMINATION OF PLAN

Section 4.01. Termination. Sobieski may at any time terminate this Plan. Sobieski shall treat the Executive as if he had ceased being CFO on the effective date of the termination of this Plan and shall pay to the Executive such amounts determined in accordance with Article II.

Section 4.02. Amendment. Sobieski may amend the provisions of this Plan at any time; provided, however, that no amendment shall adversely affect the rights of the Executive with respect to the amounts payable had this Plan terminated immediately prior to the amendment.

ARTICLE V
MISCELLANEOUS

Section 5.01. Successors. This Plan shall be binding upon the successors of Sobieski.

Section 5.02. Duration. Subject to Section 4.01 of this Plan, this Plan shall terminate on the date on which the Executive's Benefits have been distributed in full pursuant to the terms of this Plan.

Section 5.03. Choice of Law. This Plan shall be construed and interpreted pursuant to, and in accordance with, the laws of the State of Indiana.

Section 5.04. Non-Alienation. Neither the Executive nor the Executive's spouse shall have any right to anticipate, pledge, alienate or assign any of the rights under this Plan, and any effort to do so shall be null and void. The benefits payable under this Plan shall be exempt from the claims of creditors or other claimants and from all orders, decrees, levies and executions and any other legal process to the fullest extent that may be permitted by law.

Section 5.05. Gender and Number. Words in one gender shall be construed to include the other genders where appropriate; words in the singular or plural shall be construed as being in the plural or singular where appropriate.

Section 5.06. Headings. The headings in this Plan are solely for convenience of reference and shall not affect its interpretation.

Section 5.07. Disclaimer. Sobieski makes no representations or assurances and assumes no responsibility as to the performance by any parties, solvency, compliance with state and federal securities regulation or state and federal tax consequences of this Plan or participation therein. It shall be the responsibility of the Executive to determine such issues or any other pertinent issues to his own satisfaction.

Section 5.08. Purpose. This Plan is intended to provide supplemental retirement benefits and to take advantage of the ability to defer income taxes for the Executive and not for purposes of investment.

This Plan has been executed on this 18th day of February, 1998, but shall be effective as of June 30, 1998.

SOBIESKI FEDERAL SAVINGS AND LOAN ASSOCIATION

By: Thomas F. Gruber
Its: President


sobieski/executive serp 2
 2. 18.99


I acknowledge receipt of a copy of the Plan. I understand that Sobieski has established the Plan for my benefit and Sobieski makes no representation or assurance and assumes no responsibility as to the federal tax consequences of the Plan.

Arthur Skale
4-28-99
Date

ACCPETED:
Kenneth P. Fedder
Witness

SOBIESKI FEDERAL SAVINGS AND LOAN ASSOCIATION

_______________________
	Signed
By: Thomas F. Gruber
Its: President


4-28-99
Date