Form 10QSB
period 1999-12-31
SOBIESKI BANCORP INC
filed 2000-02-11
CIK 934860

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

_______________________________________

FORM 10-QSB


[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31,1999

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission file number  0-25518


SOBIESKI BANCORP, INC.
(Exact name of small business issuer as specified in its charter)


Delaware                        35-1942803
State or other jurisdiction of	IRS Employer Identification No.)
incorporation or organization)

2930 W. Cleveland Road, South Bend, Indiana 46628
(Address of principal executive offices)	(Zip Code)

Issuer's telephone number, including area code:	(219) 271-8300

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes[X]          No [ ]


As of February 12, 2000, there were 722,162 shares of the registrant's common stock issued and outstanding.


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

Sobieski Bancorp, Inc. And Subsidiary
Condensed Consolidated Statements Of Financial Condition
December 31,1999 and June 30,1999

							                                  December 31,	 June 30,
			ASSETS				                             1999           1999
	                                        (Unaudited)
Cash, including interest-bearing deposits
in other financial institutions of $2,422
and $ 165,940, respectively                  $  2,059,712  $   939,604
Investment securities, available-for-sale
(amortized cost of $2,009,884 and
$2,593,252, respectively)                       1,963,002    2,558,128
Investment  securities, held-to-maturity
(market value of approximately $1,053,400
and $190,700, respectively)                     1,055,383      200,000
Mortgage-backed securities,
available-for-sale (amortized cost of
$5,162,942 and $473,166, respectively)          5,118,647      462,199
Mortgage-backed securities,
held-to-maturity (market value of
approximately $1,904,200 and
$7,397,500, respectively)                       2,002,506    7,484,493
Loans, net						                               96,312,157   87,899,960
Federal Home Loan Bank stock, at cost		         1,499,800    1,325,800
Property and equipment, net				                 1,900,789    1,887,169
Other assets						                                972,054      940,588

Total assets              				             	 $112,884,050 $103,697,941

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Deposits		                  				             $ 72,300,281 $ 64,231,053
Federal funds purchased and other
short-term borrowings                             754,564    1,000,000
Federal Home Loan Bank advances			             26,230,000   25,250,000
Advances from borrowers for taxes
and insurance	                                    327,467      292,291
Accrued income taxes  				                           -           7,141
Accrued interest and other expenses			            516,698      345,173
Total liabilities					                        100,129,010   91,125,658

Stockholders' equity:
Preferred stock, $.01 par value:
500,000 shares authorized; none issued	         		    -	 	         -
Common stock, $.01 par value:
3,500,000 shares authorized; 966,000
shares issued	                                      9,660        9,660
Additional paid-in capital				                  9,251,882    9,250,990
Retained earnings, substantially
restricted		                                    7,582,062    7,318,955
Net unrealized depreciation of
available-for-sale securities                   (  82,014)    ( 30,420)
                                               16,761,590   16,549,185
Less: Treasury stock, at cost,
257,066 and 251,198 shares,
respectively                                    3,609,122    3,545,139
Unallocated Employee Stock
Ownership Plan shares;
39,743 and 43,176 shares,
respectively                                      397,428      431,763
Total stockholders' equity	                    12,755,040   12,572,283
Total liabilities and
stockholders' equity	      	                 $112,884,050 $103,697,941


See accompanying notes to condensed consolidated financial statements.

1

Sobieski Bancorp, Inc. And Subsidiary
Condensed Consolidated Statements Of Income for the three and six months ended December 31,1999 and 1998

                                     Three Months       Six Months
                                    Ended December 31,  Ended December 31,
	                                 1999   1998        1999   1998
                                     (Unaudited)        (Unaudited)
Interest Income:
Loans        			            $ 1,813,654  $1,650,020  $3,556,380  $3,217,800
Mortgage-backed securities      103,838     132,340     208,428     273,471
Investment securities            67,538       7,721     129,262      14,126
Interest-bearing deposits        21,366      69,348      31,346     116,394
Total interest income         2,006,396   1,859,429   3,925,416   3,621,791

Interest expense:
Interest on deposits  	         837,214     781,644   1,598,263   1,530,267
Interest on borrowings 	        349,556     309,044     694,731     603,719
Total interest expense        1,186,770   1,090,688   2,292,994   2,133,986
Net  interest income            819,626     768,741   1,632,422   1,487,805
Provision for loan losses        15,000      25,000      50,000      40,000
Net interest income after
provision for loan losses       804,626     743,741   1,582,422   1,447,805

Non-interest income:
Fees and service charges         54,699      36,101     108,510      75,470
Other income                         68       5,320         115       5,368
Total non-interest income        54,767      41,421     108,625      80,838

Non-interest expenses:
Compensation and benefits       315,562     275,577     603,354     558,563
Occupancy and equipment          95,933      77,770     183,200     151,436
Federal deposit insurance
premiums                          8,930       8,818      18,759      18,002
Advertising and promotion        12,055      12,321      21,013      22,193
Service bureau expense           49,560      39,792     101,761      77,543
Other operating expenses        104,619     107,492     203,642     175,942
Total non-interest expenses     586,659     521,770   1,131,729   1,003,679
Income before income taxes      272,734     263,392     559,318     524,964
Provision  for income taxes     112,500     115,000     230,700     224,400
Net income                      160,234     148,392     328,618     300,564
Other comprehensive income,
net of tax :
Unrealized depreciation of
available-for-sale
securities                      (39,014)    (2,914)    (51,594)      (2,817)
Total comprehensive income   $  121,220  $ 145,478  $  277,024   $  297,747

Basic earnings per common
share                        $    0.24   $   0.21   $     0.49   $     0.42
Diluted	earnings per
common share                 $    0.24   $   0.21   $     0.49   $     0.42
Dividends per common share   $    0.08   $   0.08   $     0.16   $     0.16

See accompanying notes to condensed consolidated financial statements.
 2

Sobieski Bancorp, Inc. And Subsidiary

Condensed Consolidated Statements Of Cash Flows for the six months ended December 31, 1999 and 1998

                                                  Six Months
								                                     Ended December 31,
								                                      1999          1998
                    								                    (Unaudited)
Cash flows provided by (used in)
operating activities:
Net income                                $   328,618    $   300,564
Adjustments to reconcile net income
to net cash provided by operating
activities:
Depreciation of property and equipment         56,224         54,119
Provision for loan losses                      50,000         40,000
Contribution to Employee Stock
Ownership Plan                                 42,030         55,268
Contribution to Recognition and
Retention Plan                                 35,562         39,966
Amortization of premiums and accretion
of discounts, net                              79,743         52,249
Deferral of loan fees                             564         15,774
Increase  in other assets                     (25,668)       (23,706)
Increase (decrease)  in accrued income
taxes                                             424        (97,228)
Increase in accrued interest and other
expenses                                      301,836         12,904
Net cash provided by operating activities     869,333        449,910

Cash flows provided by (used in)
investing activities:
Purchase of investment securities            (311,009)      (782,201)
Purchase of certificates of deposits             -          (100,000)
Proceeds from maturities of investment
securities                                       -           200,000
Principal reductions of mortgage-backed
securities                                    764,004      1,306,010
Net increase in loans made to
customers and principal collections
on loans                                   (8,497,139)    (9,350,873)
Purchase of Federal Home Loan
Bank stock                                   (174,000)      (278,000)
Purchase of property and equipment            (69,844)       (44,534)

Net cash used in investing activities      (8,287,988)    (9,049,598)

Cash flows provided by (used in)
financing activities:
Net increase in deposits                    8,069,228      6,047,877
Increase (decrease) in advances
from borrowers for taxes and insurance         35,176        (48,784)
Federal Home Loan Bank advances             2,980,000     10,800,000
Repayment of Federal Home Loan
Bank advances                              (2,000,000)    (6,000,000)
Decrease in Federal Funds purchased          (300,000)          -
Purchase of treasury stock                   (129,344)      (571,303)
Cash dividends paid                          (116,297)      (123,160)

Net cash provided by financing
activities                                  8,538,763     10,104,630
Increase in cash and cash equivalents       1,120,108      1,504,942
Cash and cash equivalents,
beginning of period                           939,604      1,291,426
Cash and cash equivalents,
end of period                            $  2,059,712   $  2,796,368

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

	Securities

Securities that may be sold as part of the Association's asset/liability or liquidity management or in response to or in anticipation of changes in interest rates and resulting prepayment risk, or for other similar factors, are classified as available-for-sale and carried at fair market value. Unrealized holding gains and losses on securities classified as available-for-sale are reported net of related deferred income taxes as a separate component of stockholders' equity. Securities that the Association has the ability and positive intent to hold to maturity are classified as held-to-maturity and carried at amortized cost. Trading securities are carried at fair market value with unrealized holding gains and losses included in earnings. Gains and losses on all securities transactions are recognized when sold as determined by the identified certificate method. The Association had no trading securities at December 31, 1999.

	Allowance For Loan Losses

The allowance for loan losses is established through a provision for loan losses based on management's evaluation of the risks inherent in the Company's loan portfolio and changes in the nature and volume of its loan activity, including those loans which are being specifically monitored by management. Such evaluation, which includes a review of loans for which full collectibility may not be reasonably assured, considers among other matters, loan classification, the estimated fair value of the underlying collateral, economic conditions, historical loan loss experience, the amount of loans outstanding and other factors that warrant recognition in providing for an adequate allowance for loan losses. A significant factor considered in the Company's allowance is its historically low level of loans other than one-to-four family real estate loans. The Company's allowance for loan losses and nonaccrual loans at December 31,1999 aggregated $360,000 and $419,000, respectively.

Earnings Per Common Share

Basic earnings per share are computed by dividing net income by the weighted average number of shares of common stock outstanding. For the three and six-month periods ended December 31, 1999, the weighted average number of common shares used in the computation of basic earnings per share were 671,572 and 670,747, respectively. The weighted average number of common shares for the same periods in 1998 were 699,705 and 707,565.

Sobieski Bancorp, Inc. and Subsidiary
Notes to Condensed Consolidated Financial Statements, Concluded




Diluted earnings per share are computed by dividing net income by the weighted average number of shares of common stock outstanding plus the dilutive effect of outstanding stock options and nonvested shares awarded under the RRP. For the three and six-month periods ended December 31,1999, the weighted average number of common shares used in the computation of diluted earnings per share were 671,572 and 671,059, respectively. The weighted average number of common shares for the same periods in 1998 were 704,222 and 714,471, respectively.

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


Non-Qualified Supplemental Benefit Plans

Effective July 1, 1998, the Company established non-qualified supplemental benefit plans for certain of its officers and directors. These plans generally provide for the payment of supplemental retirement benefits over a period of ten (10) years, beginning with the later of (a) the officers's or director's attainment of a specified retirement age; or (b) upon termination of the officer's employment with the Company or the director's termination as a member of the Company's Board of Directors. The estimated aggregate present value of these future benefits are being accrued over the average remaining service life of the officer and director group commencing July 1, 1998. The Company also maintains life insurance contracts on the officers and directors to provide funding for the retirement obligations. Compensation expense associated with these agreements aggregated
$20,900 and $24,300 for the six-month periods ended December 31, 1999 and 1998, respectively.





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

Financial Condition

The Company's total assets increased $9.2 million during the six months ended December 31, 1999 to $112.9 million from $103.7 million at June 30, 1999. This increase was mainly due to increases in net loans of $8.4 million and interest-bearing demand deposits in other financial institutions of $1.1 million, offset by a decrease of $0.6 million in the securities portfolio. The increase in loans was a result of purchasing participation interests in commercial loans, and originations for commercial, home equity and mortgage loans.

The Company's total liabilities increased $9.0 million from $91.1 million at June 30, 1999 to $100.1 million at December 31, 1999. The increase was primarily from $8.1 million of deposit growth and $1.0 million in increased Federal Home Loan Bank ("FHLB") advances and was primarily used to fund the new originated loans and purchases of participation interests in commercial loans.
Deposits increased from $64.2 million at June 30, 1999 to $72.3 million at December 31, 1999. The deposit increase was the result of continued competitive market pricing of our deposits.


Stockholders' equity increased by $190,000 to $12.76 million at December 31, 1999 from $12.57 million at June 30, 1999, principally the result of $329,000 of net income, offset by $116,000 of cash dividends paid and $129,000 of treasury stock purchases.







Item 2.  Management's Discussion And Analysis of Financial
             Condition And Results of Operations, Continued.

Results of Operations

General. The Company recorded net income for the three months ended December 31, 1999 of $160,000 which is an increase of $12,000 over net income of $148,000 for the same period in 1998. For the six months ended December 31, 1999, net income was $329,000 which is an increase of $28,000 over the reported net income of $301,000 for the comparable period in the prior year.

Net Interest Income. The Company's net income is primarily dependent upon net interest income. Net interest income was $820,000 and $1.63 million for the three and six-month periods ended December
31, 1999, respectively, as compared to $769,000 and $1.49 million for the same periods in the prior year. The increase of $51,000 and $140,000 for the three and six-month periods, respectively, was primarily a result of increased income earned on loans offset in part by decreased non-loan interest, increases in interest paid on deposits, interest paid on increased FHLB advances, and other borrowings. The increase in interest income earned on loans was generated by increased loan volume offset by lower loan rates.

Interest expense for the three and six-month periods ended
December 31,1999 was $1.19 million and $2.29 million, respectively, as compared to $1.09 million and $2.13 million for the comparable periods in the prior year. The increase in interest expense for the three and six-month periods ended December 31, 1999 was attributable to increased deposit, FHLB advance, and other borrowing levels along with higher rates paid on deposits.

Provisions for Loan Losses. During the three and six-months ended December 31, 1999, the Company had provisions of $15,000 and $50,000, respectively, as compared to $25,000 and $40,000 for the same periods in the prior year. At December 31, 1999, the Company's allowance for loan losses totaled $360,000 or .37% of net loans and 86% of total non-performing loans.

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

Non-Interest Income. Non-interest income consists primarily of fees and service charges on deposit accounts and other income. Non-interest income increased $14,000 to $55,000 for the three months ended December 31, 1999 as compared to $41,000 for the same period last year and increased $28,000 to $109,000 for the six months ended December 31, 1999 from $81,000 for the same period in 1998. These increases were due primarily to increased fee income and service charges on customer accounts along with added letter of credit fee income.









Item 2.  Management's Discussion And Analysis of Financial
    Condition And Results of Operations, Continued

Non-Interest Expenses.  Non-interest expenses were $587,000 and
$1.13 million for the three and six-month periods ended
December 31, 1999, respectively, compared to $522,000 and
$1.00 million for the same periods last year.  The increase
of $130,000 for the six-month period ended December 31,1999
compared to the same period last year was due to higher compensation, occupancy, service bureau Year- 2000 costs, professional services and
other administrative expense.   Other expenses remaining relatively
the same were FDIC insurance and advertising.

Income Taxes. Income taxes for the six months ended
December 31, 1999 were $230,700 on pre-tax income of $559,300, an effective tax rate of 41.2%. For the six months ended
December 31, 1998, income taxes were $224,400 on pre-tax income of $525,000, an effective tax rate of 42.7%

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

Federal regulations require the Association to maintain minimum levels of liquid assets. The required percentage has varied from time to time based upon the economic conditions and savings flows and is currently 4% of net withdrawable savings deposits and borrowings payable on demand or in one year or less during the preceding calendar month. Liquid assets for purposes of this ratio include cash, certain time deposits, U.S. Government obligations, government agency and other securities and obligations generally having remaining maturities of less than five years. The Company has maintained its liquidity ratio at levels in excess of those required. At December 31,1999, the Association liquidity ratio was 16.2%.

At December 31, 1999,  the Company  had   $26.2 million in outstanding
advances from the FHLB used primarily to fund purchases of participation interests in commercial loans, internally originated loans and other investments.

The Company uses its liquidity resources principally to meet ongoing commitments to fund maturing certificates of deposit and deposit withdrawals and to meet operating expenses. At December 31,1999, the Company had outstanding commitments to extend credit which amounted to $8.3 million (including $3.3 million in available home equity lines of credit). Management believes that loan repayments and other sources of funds will be adequate to meet the Company's foreseeable liquidity needs.

At December 31,1999, the Association had tangible capital of $9.7 million or 8.7% of adjusted total assets which was $8.0 million above the minimum capital requirement of $1.7 million or 1.5% of adjusted total assets.

At December 31,1999, the Association had core capital of $9.7 million or 8.7% of adjusted total assets which was $6.3 million above the minimum capital requirement of $3.4 million or 3.0% of adjusted total assets.


Item 2.  Management's Discussion And Analysis of Financial
	    Condition And Results of Operations, Continued

At December 31, 1999, the Association had total risk-based capital of $10.0 million and risk-weighted assets of $63.1 million or total risk-based capital of 15.9% of risk-weighted assets. This amount was $5.0 million above the minimum regulatory risk-based capital requirement of $5.0 million, or 8.0% of risk-weighted assets.


Financial Accounting Developments

In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133,
"Accounting for Derivatives Instruments and Hedging Activities".
SFAS No. 133, as modified by SFAS No. 137 in July 1999, is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. (July 1, 2000 for the Company.) SFAS No. 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction.

The Company adopted SFAS No. 133 effective October 1, 1999. Concurrent with the adoption of SFAS No. 133, the Company reclassified
$5.2 million of held-to-maturity mortgage backed securities to the available-for-sale classification. The gross unrealized depreciation on these securities at the time of transfer was $18,200. This transfer was made to provide greater flexibility in managing the Company's assets and to facilitate future derivative transactions. The adoption of SFAS No. 133 did not have any significant effect on the Company's results of operations or financial position.


Item 2.  Management's Discussion And Analysis of Financial
	    Condition And Results of Operations, Continued

Year 2000 Computer Issues

The Company was aware of the current concerns by consumers and the business community of reliance upon computer software programs that did not properly recognize the year 2000 in date formats, often referred to as the "Year 2000 Problem''. The Year 2000 Problem was the result of software being written using two digits rather than four digits to define the application year (i.e., "98'' rather than "1998''). The Company is highly dependent on computer systems because of significant transaction volumes and date dependency for interest calculations on financial instruments such as loans and deposits.
A failure of the Company's computer systems could have resulted in disruptions of operations, including among other things, temporary inability to process transactions, send statements or otherwise engage in routine business transactions on a daily basis.

The Company developed a plan to prepare for the Year 2000.   Started
in 1997, the plan included an inventory of software applications, communication with third-party vendors and suppliers and the obtaining of certification of compliance with third-party providers. The
Company had a comprehensive, written plan, which was regularly updated and monitored by management and the Board of Directors.
Plan status was regularly reviewed by management of the Company and reported at least quarterly to the Board.

The Company completed testing of all its mission critical systems and applications and had not encountered any material difficulties during the testing process.

In April of 1998, the Company budgeted $60,000 to remediate
Year 2000 issues through December 31, 1999. These costs primarily consisted of renovation and upgrading of its computer systems and testing of equipment and programs for Year 2000 compliance. The Company has invested in new or upgraded technology that has definable value lasting beyond the Year 2000. In these instances, where
Year 2000 compliance is merely ancillary, the Company capitalized and depreciates assets over its estimated useful life.

In addition to reviewing its own computer operating systems and applications, the Company initiated formal communications with its significant suppliers to determine the extent to which the Company's interface systems were vulnerable to those third parties' failure to resolve their own Year 2000 issues. There was no assurance that the systems of other companies on which the Company's systems rely would be converted timely. If such modifications and conversions were not made, or were not completed timely, the Year 2000 issue could have had a material adverse impact on the operations of the Company. Therefore, the Company developed a contingency plan as to not disrupt operations should its suppliers not be timely converted.


Item 2.  Management's Discussion And Analysis of Financial
	    Condition And Results of Operations, Concluded

Contingency planning was one of the most important steps in Year 2000 readiness. It provided a systematic basis for addressing an unexpected business interruption due to a Year 2000 issue triggered by internal or third party system failures or by external infrastructure failures. A thorough contingency plan was prudent to reduce risk and potential impact of Year 2000 induced interruptions or failures of critical business functions.

The Company had followed the FFIEC guidance, as published in a series of interagency statements, on requirements on Year 2000 readiness. Sobieski had completed the five phases identified: awareness, assessment, renovation, validation and implementation for mission critical systems including third-party providers. Sobieski had extensively tested the critical processes in a Year 2000 environment and their tests revealed no material Year 2000 problems.

The Sobieski Federal Business Resumption Contingency Plan facilitated the identification of potential problems, dissemination of information, resolution of issues and decision-making process during the identified Year 2000 timeframe. The Sobieski management team was fully deployed during this time period and had a Year 2000 issue been detected, the contingency plan would have immediately been enacted to address the problem and not interrupt customer service.

The Company's significant suppliers are an online computer services firm (provides data processing services), the Federal Home Loan
Bank of Indianapolis and utility services. The representations from these suppliers were that they were all making efforts to become Year 2000 compliant by December 31, 1998 and to test and validate their systems during 1999. The Company continued to monitor the progress of these suppliers by requesting regular updates of the suppliers' progress and believed that these suppliers were Year 2000 compliant before December 31, 1999. The management of the Company did know of alternative suppliers for the services provided by these entities, but believed a conversion to these suppliers of the Company's data processing capabilities during 1999 would have been very difficult to accomplish before the Year 2000.

The Company has several significant borrowers for which the Company made direct loans or held a participation interest. Management of the Company had communicated with these borrowers about Year 2000 issues and did not expect any material adverse effect on the Company Year 2000 problems.

Specific factors that might have caused differences included, but were not limited to, the ability of other companies on which the Company's systems relied to modify or convert their systems to be year 2000 compliant, and/or the ability to locate and correct all relevant computer codes.


The Company experienced no significant Year 2000 problems and will address any related issues as they may affect the Company.





PART II.  OTHER INFORMATION

Item 1.		Legal Proceedings

			None

Item 2.		Changes in Securities

			None

Item 3.		Defaults Upon Senior Securities

			None

Item 4.		Submission of Matters to a Vote of Security Holders

			None


Item 5.		Other Information

			None


Item 6.		Exhibits and Reports on Form 8-K

		(a)	Exhibits
			 27   Financial Data Schedule

		(b)	Reports on Form 8-K
			None


SIGNATURES



In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



Sobieski Bancorp, Inc.
Registrant)

Date:    February 12, 2000
By:      ______________
        Thomas F. Gruber
    President and Chief Executive Officer



Date:    February 12, 2000
By:     ________
        Arthur Skale
		Chief Financial Officer


