Form 10QSB
period 2000-03-31
SOBIESKI BANCORP INC
filed 2000-05-11
CIK 934860

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

_______________________________________

FORM 10-QSB


[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31,2000

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

Yes[X]          No [ ]


As of May 10, 2000, there were 709,662 shares of the registrant's common stock issued and outstanding.



SOBIESKI BANCORP, INC.
AND SUBSIDIARY

INDEX


									 		 	  Page
												Number

PART I.		FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Consolidated Statements of Financial Condition	   1

Condensed Consolidated Statements of Income 		 	       2

Condensed Consolidated Statements of Comprehensive Income      3

Condensed Consolidated Statements of Cash Flows	               4

Notes to Condensed Consolidated Financial Statements	      5-7

Item 2. Management's Discussion and Analysis of Financial Condition
        and Results of Operations			                 8-12


PART II. 	OTHER INFORMATION

Item 1. Legal Proceedings							     13

Item 2. Changes in Securities							     13

Item 3. Defaults Upon Senior Securities					    13

Item 4. Submission of Matters to a Vote of Security Holders  13

Item 5. Other Information							         13

Item 6. Exhibits and Reports on Form 8-K                13



SIGNATURES									    14
i



PART I.  Financial Information
Item 1. Financial Statements

Sobieski Bancorp, Inc. And Subsidiary
Condensed Consolidated Statements Of Financial Condition
March 31, 2000 and June 30,1999

							                                   March 31,	       June 30,
			ASSETS				                               2000             1999
	                                       (Unaudited)
Cash, including interest-bearing
deposits in other financial
institutions of $2,422 and
$ 165,940, respectively                 $  1,963,718     $   939,604
Investment securities,
available-for-sale (amortized
cost of $2,009,883 and
$2,593,252, respectively)                  1,958,643       2,558,128
Investment  securities,
held-to-maturity (market value
of approximately $1,118,500
and $190,700, respectively)                1,155,450         200,000
Mortgage-backed securities,
available-for-sale (amortized
cost of $4,896,815 and $473,166,
respectively)                              4,833,452         462,199
Mortgage-backed securities,
held-to-maturity (market value
of approximately $1,811,700 and
$7,397,500, respectively)                  1,911,470       7,484,493
Loans, net                						          94,476,476      87,899,960
Federal Home Loan Bank stock, at cost  	   1,499,800       1,325,800
Property and equipment, net				            1,875,776       1,887,169
Other assets						                         1,063,351         940,588

Total assets		             		            $110,738,136    $103,697,941

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Deposits	                   					        $ 74,994,114    $ 64,231,053
Federal funds purchased and other
short-term borrowings                         219,287       1,000,000
Federal Home Loan Bank advances	       		  21,500,000      25,250,000
Advances from borrowers for taxes
and insurance	                                696,609         292,291
Accrued income taxes  				                     16,206           7,141
Accrued interest and other expenses			        441,710         345,173
Total liabilities					                     97,867,926      91,125,658

Stockholders' equity:
Preferred stock, $.01 par value:
500,000 shares authorized; none issued	       	    -	 	        -
Common stock, $.01 par value:
3,500,000 shares authorized;
966,000 shares issued	                          9,660           9,660
Additional paid-in capital				              9,251,590       9,250,990
Retained earnings, substantially
restricted		                                7,703,479       7,318,955
Net unrealized depreciation of
available-for-sale securities               (  96,210)     (   30,420)
                                										  16,868,519      16,549,185
Less: Treasury stock, at cost,
256,479 and 251,198 shares,
respectively                                 3,600,881       3,545,139
Unallocated Employee Stock
Ownership Plan shares; 39,743
and 43,176 shares, respectively                397,428         431,763
Total stockholders' equity	                 12,870,210      12,572,283

Total liabilities and
stockholders' equity        		           $ 110,738,136    $103,697,941

See accompanying notes to condensed
consolidated financial statements.

1

Sobieski Bancorp, Inc. And Subsidiary
Condensed Consolidated Statements Of Income for the three and nine months ended March 31,2000 and 1999

                              Three Months             Nine Months
                              Ended March 31,         Ended March 31,
	                          2000       1999         2000      1999
                               (Unaudited)              (Unaudited)
Interest Income:
Loans			                  $1,904,482  $1,644,468  $5,460,862  $4,862,268
Mortgage-backed
securities                    99,766     123,049     308,194     396,520
Investment securities         77,888      11,749     207,150      25,875
Interest-bearing deposits     14,698      49,002      46,044     165,396
Total interest income      2,096,834   1,828,268   6,022,250   5,450,059

Interest expense:
Interest on deposits   	     847,579     749,737   2,445,842   2,280,004
Interest on borrowings	      393,820     303,838   1,088,551     907,557
Total interest expense     1,241,399   1,053,575   3,534,393   3,187,561

Net interest income	         855,435     774,693   2,487,857   2,262,498
Provision for loan losses     55,000      15,000     105,000      55,000

Net interest income after
provision for loan losses    800,435     759,693   2,382,857   2,207,498

Non-interest income:
Fees and service charges      64,803      36,796     173,313     112,266
Gain on sales of loans        11,702         -        11,702       -
Other incom   e	              14,277       5,654      14,392      11,022

Total non-interest income     90,782      42,450     199,407     123,288

Non-interest expenses:
Compensation and benefits    305,071     280,597     908,425     839,160
Occupancy and equipment       84,551      85,440     267,751     236,876
Federal deposit insurance
premiums                       3,681       9,943      22,440      27,945
Advertising and promotion      9,994       9,340      31,007      31,533
Service bureau expense        64,418      53,952     166,179     131,495
Other operating expenses     117,486      91,164     321,128     267,106

Total non-interest
expenses                     585,201     530,436   1,716,930   1,534,115
Income before income
taxes                        306,016     271,707     865,334     796,671
Provision for income
taxes      	                 126,800     115,600     357,500     340,000
Net income    		             179,216     156,107     507,834     456,671
Basic earnings per
common share               $    0.27  $     0.23   $    0.76   $    0.65
Diluted	earnings per
common share               $    0.27  $     0.23   $    0.76   $    0.65
Dividends per common
share	                     $    0.08  $     0.08   $    0.24   $    0.24

See accompanying notes to condensed consolidated financial statements.
 2


Sobieski Bancorp, Inc. And Subsidiary
Condensed Consolidated Statements Of Comprehensive Income for the three and nine months ended March 31,2000 and 1999



                                    Three Months		   		Nine Months
					                          		   Ended March 31,    Ended March 31,
                         							   2000       1999     2000      1999
                                    (Unaudited)          (Unaudited)
Net Income                  $ 179,216    $ 156,107     $ 507,834  $ 456,671
Other comprehensive income,
net of tax:
Unrealized depreciation
of other available-for-sale
securities                    (14,196)        (368)      (53,773)   (3,185)

Unrealized depreciation on
$5.3 million of securities
transferred from
held-to-maturity to
available-for- sale upon
the adoption of SFAS # 133        -            -         (12,017)     -

Total comprehensive income  $ 165,020   $  155,739     $ 442,044  $ 453,486

See accompanying notes to condensed consolidated financial statements.
3
Sobieski Bancorp, Inc. And Subsidiary
Condensed Consolidated Statements Of Cash Flows for the nine months ended March 31, 2000 and 1999

                                                  Nine Months
                      								                  Ended March 31,
								                                       2000         1999
                        								                   (Unaudited)
Cash flows provided by (used in)
operating activities:
Net income                                $   507,834   $   456,671
Adjustments to reconcile net income to
net cash provided by operating
activities:
Depreciation of property and equipment         85,868        83,298
Loss on fixed asset disposals                   1,951           -
Provision for loan losses                     105,000        55,000
Gain on sale of loans                         (11,702)         -
Contribution to Employee Stock
Ownership Plan                                 42,030        55,268
Contribution to Recognition and
Retention Plan                                 55,020        68,823
Amortization of premiums and accretion
of discounts, net                              95,197        75,196
Deferral (amortization of) loan fees          (72,677)       18,736
Increase in other assets                         (275)     (133,397)
Increase (decrease)in accrued income taxes      5,719       (77,871)
Increase in accrued interest and
other expenses                                381,443       195,646
Net cash provided by operating activities   1,195,408       797,370

Cash flows provided by (used in)
investing activities:
Purchase of investment securities            (410,859)     (782,201)
Purchase of certificates of deposit              -         (100,000)
Proceeds from maturities of
certificates of deposit                          -          100,000
Proceeds from maturities of
investment securities                            -          500,000
Principal reductions of
mortgage-backed securities                  1,110,304     1,847,572
Net increase in loans made to
customers and principal collections
on loans                                  (12,060,773)   (9,626,243)
Purchase of Federal Home Loan
Bank stock                                   (174,000)     (278,000)
Proceeds from sale of loans                 5,326,521          -
Purchase of property and equipment            (76,426)      (78,009)
Net cash used in investing activities     ( 6,285,233)   (8,416,881)

Cash flows provided by (used in)
financing activities:
Net increase in deposits                   10,763,061     5,811,600
Increase in advances from borrowers
for taxes and insurance                       404,318       280,496
Federal Home Loan Bank advances             9,000,000    10,800,000
Repayment of Federal Home Loan
Bank advances                             (12,750,000)   (6,000,000)
Decrease in federal funds purchased        (1,000,000)         -
Purchase of treasury stock                   (129,344)     (798,890)
Cash dividends          				                 (174,096)     (182,632)

Net cash provided by financing activities   6,113,939     9,910,574

Increase in cash and cash equivalents       1,024,114     2,291,063
Cash and cash equivalents, beginning
of period                                     939,604     1,291,426
Cash and cash equivalents, end of period  $ 1,963,718   $ 3,582,489


Non cash transactions:
Transfer to real estate owned from
loans                                          52,159          -



See accompanying notes to condensed consolidated financial statements.
4

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

5
Sobieski Bancorp, Inc. And Subsidiary
Notes To Condensed Consolidated Financial Statements, Continued

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

	Securities

Securities that may be sold as part of the Association's asset/liability or liquidity management or in response to or in anticipation of changes in interest rates and resulting prepayment risk, or for other similar factors, are classified as available-for-sale and carried at fair market value. Unrealized holding gains and losses on securities classified as available-for-sale are reported net of related deferred income taxes as a separate component of stockholders' equity. Securities that the Association has the ability and positive intent to hold to maturity are classified as held-to-maturity and carried at amortized cost. Trading securities are carried at fair market value with unrealized holding gains and losses included in earnings. Gains and losses on all securities transactions are recognized when sold as determined by the identified certificate method. The Association had no trading securities at March 31, 2000.

	Allowance For Loan Losses

The allowance for loan losses is established through a provision for loan losses based on management's evaluation of the risks inherent in the Company's loan portfolio and changes in the nature and volume of its loan activity, including those loans which are being specifically monitored by management. Such evaluation, which includes a review of loans for which full collectibility may not be reasonably assured, considers among other matters, loan classification, the estimated fair value of the underlying collateral, economic conditions, historical loan loss experience, the amount of loans outstanding and other factors that warrant recognition in providing for an adequate allowance for loan losses. A significant factor considered in the Company's allowance is its historically low level of loans other than one-to-four family real estate loans. The Company's allowance for loan losses and nonaccrual loans at March 31, 2000 aggregated $380,000 and $228,000, respectively.

Earnings Per Common Share

Basic earnings per share are computed by dividing net income by the weighted average number of shares of common stock outstanding. For the three and nine-month periods ended March 31, 2000, the weighted average number of common shares used in the computation of basic earnings per share were 670,475 and 671,522, respectively. The weighted average number of common shares for the same periods in 1999 were 682,940 and 699,350.

6
Sobieski Bancorp, Inc. and Subsidiary
Notes to Condensed Consolidated Financial Statements, Concluded

Diluted earnings per share are computed by dividing net income by the weighted average number of shares of common stock outstanding plus the dilutive effect of outstanding stock options and nonvested shares awarded under the RRP. For the three and nine-month periods ended
March 31, 2000, the weighted average number of common shares used in the computation of diluted earnings per share were 670,475 and 671,534, respectively. The weighted average number of common shares for the same periods in 1999 were 686,678 and 705,207, respectively.

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

Comprehensive Income

The Company adopted Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income," effective July 1, 1998.
SFAS No. 130 establishes standards for the reporting and disclosure of comprehensive income and its components in a full year set and interim set of general purpose financial statements. Presently, the only component of comprehensive income not already included in net income is unrealized appreciation or depreciation on available-for-sale investment securities.

Non-Qualified Supplemental Benefit Plans

Effective July 1, 1998, the Company established non-qualified supplemental benefit plans for certain of its officers and directors. These plans generally provide for the payment of supplemental retirement benefits over a period of ten (10) years, beginning with the later of
(a) the officer's or director's attainment of a specified retirement age; or (b) upon termination of the officer's employment with the Company or the director's termination as a member of the Company's
Board of Directors. The estimated aggregate present value of these future benefits are being accrued over the average remaining service life of the officer and director group commencing July 1, 1998. The Company also maintains life insurance contracts on the officers and directors to provide funding for the retirement obligations. Compensation expense associated with these agreements aggregated
$32,000 and $41,200 for the nine-month periods ended March 31, 2000 and 1999, respectively.


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

Financial Condition

The Company's total assets increased $7.0 million during the nine months ended March 31, 2000 to $110.7 million from $103.7 million at June 30, 1999. This increase was mainly due to increases in net loans of $6.6 million net of $5.3 million of loans sold and demand deposits in other financial institutions of $1.0 million, offset by a decrease of $0.8 million in the securities portfolio. The increase in loans was a result of purchasing participation interests in commercial loans, and originations for commercial, home equity and mortgage loans.

The Company's total liabilities increased $6.8 million from $91.1 million at June 30, 1999 to $97.9 million at March 31, 2000.
The increase was primarily from $10.8 million in deposit growth offset by reduced Federal Home Loan Bank ("FHLB") advances repaid from loan sale proceeds, with the remaining funds primarily used to fund the new originated loans and purchases of participation interests in commercial loans. Deposits increased from $64.2 million at June 30, 1999 to $75.0 million at March 31, 2000. The deposit increase was the result of continued competitive market pricing of our deposits.

Stockholders' equity increased by $298,000 to $12.87 million at March 31, 2000 from $12.57 million at June 30, 1999, principally the result of $508,000 of net income, offset by $174,000 of cash dividends paid and $129,000 of treasury stock purchases.

Item 2.  Management's Discussion And Analysis of Financial
             Condition And Results of Operations, Continued.

Results of Operations

General. The Company recorded net income for the three months ended March 31, 2000 of $179,000 which is an increase of $23,000 over net income of $156,000 for the same period in 1999. For the nine months ended March 31, 2000, net income was $508,000 which is an increase of $51,000 or 11.2% over the reported net income of $457,000 for the comparable period in the prior year.

Net Interest Income. The Company's net income is primarily dependent upon net interest income. Net interest income was $855,000 and $2.49 million for the three and nine month periods ended March 31, 2000, respectively, as compared to $775,000 and $2.26 million for the same periods in the prior year. The increase of $80,000 and $230,000 for the three and nine month periods, respectively, was primarily a result of increased income earned on loans offset in part by decreased non-loan interest, increases in interest paid on deposits, interest paid on increased FHLB advances, and other borrowings. The increase in interest income earned on loans was generated by increased loan volume offset by slightly lower loan rates.

Interest expense for the three and nine month periods ended
March 31, 2000 was $1.24 million and $3.53 million, respectively, as compared to $1.05 million and $3.19 million for the comparable periods in the prior year. The increase in interest expense for the three and nine month periods ended March 31, 2000 was attributable to increased deposit, FHLB advance, and other borrowing levels along with higher rates paid on FHLB advances.

Provisions for Loan Losses. During the three and nine months ended March 31, 2000, the Company had provisions of $55,000 and $105,000, respectively, as compared to $15,000 and $55,000 for the same periods in the prior year. Loan charge-offs during the three-month period ended March 31, 2000 were $35,000 with no other charge-offs during this or the prior year. At March 31, 2000, the Company's allowance for loan losses totaled $380,000 or .40% of net loans and 167% of total non-performing loans.

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

Non-Interest Income. Non-interest income consists primarily of fees and service charges on deposit accounts and other income. Non-interest income increased $49,000 to $91,000 for the three months ended
March 31, 2000 as compared to $42,000 for the same period last year and increased $76,000 to $199,000 for the nine months ended
March 31, 2000 from $123,000 for the same period in 1999. These increases were due primarily to increased fee income and service charges on customer accounts along with added letter of credit fee income and loan sales related gains.

Item 2.  Management's Discussion And Analysis of Financial
    Condition And Results of Operations, Continued

Non-Interest Expenses.  Non-interest expenses were $585,000 and
$1.72 million for the three and nine month periods ended
March 31, 2000, respectively, compared to $530,000 and $1.53 million for the same periods last year. The increase of $183,000 for the nine month period ended March 31, 2000 compared to the same period last year was due to higher compensation, occupancy, service bureau
Year 2000 costs, professional services and other administrative expense. Other expenses remaining relatively the same were FDIC insurance and advertising.

Income Taxes. Income taxes for the nine months ended March 31, 2000 were $357,500 on pre-tax income of $865,300, an effective tax rate of 41.3%. For the nine months ended March 31, 1999, income taxes were $340,000 on pre-tax income of $796,700, an effective tax rate of 42.7%

Liquidity and Capital Resources

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

Federal regulations require the Association to maintain minimum levels of liquid assets. The required percentage has varied from time to time based upon the economic conditions and savings flows and is currently 4% of net withdrawable savings deposits and borrowings payable on demand or in one year or less during the preceding calendar month. Liquid assets for purposes of this ratio include cash, certain time deposits, U.S. Government obligations, government agency and other securities and obligations generally having remaining maturities of less than five years. The Company has maintained its liquidity ratio at levels in excess of those required. At March 31, 2000, the Association liquidity ratio was 23.8%.

At March 31, 2000, the Company had   $21.5 million in outstanding
advances from the FHLB used primarily to fund purchases of participation interests in commercial loans, internally originated loans and other investments.

The Company uses its liquidity resources principally to meet ongoing commitments to fund maturing certificates of deposit and deposit withdrawals and to meet operating expenses. At March 31, 2000, the Company had outstanding commitments to extend credit, which amounted to $7.2 million (including $3.3 million in available home equity lines of credit). Management believes that loan repayments and other sources of funds will be adequate to meet the Company's foreseeable liquidity needs.

At March 31, 2000, the Association had tangible capital of $9.9 million or 9.0% of adjusted total assets, which was $8.2 million above the minimum capital requirement of $1.6 million or 1.5% of adjusted total assets.

At March 31,2000, the Association had core capital of $9.9 million or 9.0% of adjusted total assets which was $6.6 million above the minimum capital requirement of $3.3 million or 3.0% of adjusted total assets.

10
Item 2.  Management's Discussion And Analysis of Financial
	    Condition And Results of Operations, Continued

At March 31, 2000, the Association had total risk-based capital of $10.2 million and risk-weighted assets of $60.0 million or total risk-based capital of 17.0% of risk-weighted assets. This amount was $5.4 million above the minimum regulatory risk-based capital requirement of $4.8 million, or 8.0% of risk-weighted assets.

Financial Accounting Developments

In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS")
No. 133, "Accounting for Derivatives Instruments and Hedging Activities". SFAS No. 133, as modified by SFAS No. 137 in July 1999, is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. (July 1, 2001 for the Company.) SFAS No. 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction.

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


Item 2.  Management's Discussion And Analysis of Financial
	    Condition And Results of Operations, Concluded
Year 2000


No disruptions in systems, service to customers or operations of the Company were experienced as a result of the date rollover from December 31, 1999 to January 1, 2000, the so-called "Year 2000 issue." The Year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the computer programs used by the Company that have time-sensitive software could have recognized a date using "00" as the year 1900 rather than the year 2000. This could have resulted in system failure or miscalculations, had management not made the Year 2000 preparations disclosed previously in the Company's filings with the Securities and Exchange Commission. The Company has accrued for all costs associated with its preparations for the Year 2000. The total cost of the Company's Year 2000 project since its commencement in 1998 was approximately $60,000.

PART II.  OTHER INFORMATION

Item 1.		Legal Proceedings

			None

Item 2.		Changes in Securities

			None

Item 3.		Defaults Upon Senior Securities

			None

Item 4.		Submission of Matters to a Vote of Security Holders

			None


Item 5.		Other Information

			None


Item 6.		Exhibits and Reports on Form 8-K

		(a)	Exhibits
			 27   Financial Data Schedule

		(b)	Reports on Form 8-K
		    On April 26, 2000, the Company filed a current report on
			form 8-K, reporting a change in accountants.


SIGNATURES



In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Sobieski Bancorp, Inc.
(Registrant)



Date: May 10, 2000				By:      ______________________
				                            Thomas F. Gruber
		                          President and Chief Executive Officer



Date: May 10, 2000				By:     ___________________
                                            Arthur Skale
					                   Chief Financial Officer



