Form 10KSB
period 2000-06-30
SOBIESKI BANCORP INC
filed 2000-09-28
CIK 934860

U. S. SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

FORM 10-KSB

[X]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934
         For the Fiscal Year Ended June 30, 2000

OR

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934
          For the transition period from __________ to __________

Commission File Number 0-25518

SOBIESKI BANCORP, INC.
(Name of Small Business Issuer in its Charter)

Delaware
(State or Other Jurisdiction of Incorporation or Organization)
35-1942803
(IRS Employer Identification Number)

2930 West Cleveland Road, South Bend, Indiana  46628
(Address of Principal Executive Office        Zip Code

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

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State Issuer's revenues for its most recent fiscal year $8,301,000.

As of September 19, 2000, there were issued and outstanding 704,662 shares of the Issuer's Common Stock. The aggregate market value of the voting stock held by non-affiliates of the Issuer, computed by reference to the average of the bid and asked price of such stock as of September 19, 2000 was approximately $6.4 million. (The exclusion from such amount of the market value of the shares owned by any person shall not be deemed an admission by the Issuer that such person is an affiliate of the Issuer.)

DOCUMENTS INCORPORATED BY REFERENCE

Part II of Form 10-KSB - Portions of Annual Report to Stockholders for the fiscal year ended June 30, 2000.

Part III of Form 10-KSB - Portions of the Proxy Statement for the 2000 Annual Meeting of Shareholders.

PART I

Item 1. 	Description of Business

General

Sobieski Bancorp, Inc.

Sobieski Bancorp, Inc. (the "Company") was incorporated under the laws of the State of Delaware in December 1994 by authorization of the Board of Directors of Sobieski Federal Savings and Loan Association of
South Bend ("Sobieski Federal" or the "Association") for the purpose of acquiring all of the outstanding stock of Sobieski Federal issued upon the conversion of Sobieski Federal from the mutual to the stock form of ownership (the "Conversion").

The Company is a unitary savings and loan holding company. Through the unitary holding company structure, it is possible to expand the size and scope of the financial services offered beyond those currently offered by the Association. The holding company structure also provides the Company with greater flexibility than the Association would have to diversify its business activities, through existing or newly formed subsidiaries, or through acquisitions or mergers of both mutual and stock thrift institutions as well as other companies. There are no current arrangements, understandings or agreements regarding any such acquisition. See "Regulation - Holding Company Regulation" and "Regulation - Federal and State Taxation." Activities of the Company may also be funded through sales of additional securities or income generated by other activities of the Company. At this time, there are no plans regarding such activities.

At June 30, 2000, the Company had consolidated assets of approximately $110.8 million, deposits of approximately $73.9 million and stockholders' equity of approximately $12.8 million.

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

Sobieski Federal has been, and intends to continue to be, a community-oriented financial institution offering financial products and services to meet the needs of the communities it serves. The Association attracts deposits from the general public and uses such deposits, together with other funds, to originate primarily one-to-four family, fixed-rate and variable-rate residential mortgage loans for retention in its portfolio. In addition, the Association originates construction loans, consumer loans and real estate-backed small business commercial loans. During both fiscal 2000 and 1999, the Association purchased participation interests in commercial loans funded primarily by advances from the Federal Home Loan Bank ("FHLB") of Indianapolis. See "Originations and Purchases of Loans and Mortgage-Backed Securities."

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

Lending Activities

General. The Association has historically originated primarily fixed-rate, one-to-four family mortgage loans for retention in its portfolio. Since September 1994, the Association has originated adjustable-rate mortgage loans for retention in its portfolio. In response to customer demand, the Association continues to originate fixed-rate mortgage loans, primarily for terms of up to 30 years.

While the Association primarily focuses its lending activities on the origination of loans secured by first mortgages on owner-occupied one-to-four family residences, to a much lesser extent, it also originates construction and consumer loans. During fiscal 2000 and 1999, the Association purchased participation interests in commercial loans funded with one to ten-year FHLB advances from the FHLB of Indianapolis. The Association has in the past purchased participations of the Small Business Administration (the "SBA") and originated a limited number of commercial real and non-real estate secured loans. Substantially all of the Association's loans are originated in its market area. At June 30, 2000, the Association's net loan portfolio totaled $93.3 million.

The loan committee, comprised of three members of the Board on a three-month rotating basis, has authority to approve loans up to $250,000; any loans over $250,000 must be approved by the entire
Board of Directors.

Under regulations of the Office of Thrift Supervision (the "OTS"), the Association's loans-to-one-borrower limit is generally limited to the greater of 15% of unimpaired capital and surplus or $500,000. See "Regulation - Federal Regulation of Savings Associations." At
June 30, 2000, the maximum amount which the Association could loan to any one borrower and the borrower's related entities was $1,570,000.
At June 30, 2000, the Association had no loans with aggregate outstanding balances in excess of this amount. At that date, the Association's largest lending relationship to a single borrower or group of related borrowers totaled $1,380,000. As of June 30, 2000, this loan was performing in accordance with its terms.

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

 Loan Portfolio Composition. The following information presents the composition of the Company's loan portfolio in dollar amounts and in percentages before deductions for the allowances for loan losses as of the dates indicated.

			                            At June 30,
                 						    2000             1999              1998
              					   Amount  Percent  Amount   Percent  Amount Percent
                   							      (Dollars in Thousands)
	                    					  		    Real Estate Loans:
One-to-four family    $70,429	75.2%	$68,325   77.5%	 $62,729   81.5%
Commercial loans       19,143	20.4	  16,869	   19.1   11,402   14.8
Home equity             3,565  3.8    2,902 	   3.3	   2,675    3.5
Other consumer loans      539	 0.6	     114	    0.1	     147    0.2

Total loans            93,676 100.0% 88,210  100.0%   76,953  100.0%

Allowance for
loan losses     	       (395)		       (310)		          (240)

Total loans, net	    $93,281       $87,900 	        $76,713





The following table shows the composition of the Company's loan portfolio by fixed and adjustable-rate loans at the dates indicated.


							                           At June 30,
				                        2000           1999             1998
              					   Amount  Percent  Amount Percent  Amount Percent
                        								 (Dollars in Thousands)
Fixed-Rate Loans:
One-to four-family     $65,547  70.0%  $64,422  73.1%	$56,230   73.1%
Consumer loans             539    .5	      114    .1	     147     .2
Commercial loans         8,611   9.2	    4,164   4.7 	  2,649    3.4

Total fixed-rate loans  74,697  79.7   	68,700  77.9	  59,026   76.7

Adjustable-Rate Loans:
One-to-four family       4,882   5.2	    3,903   4.4	   6,499    8.4
Commercial loans        10,532  11.2	   12,705  14.4    8,753   11.4
Home equity              3,565   3.9	    2,902   3.3	   2,675    3.5

Total adjustable-rate
loans           	       18,979  20.3	   19,510  22.1   17,927   23.3

Total loans             93,676 100.0%	  88,210 100.0%	 76,953  100.0%

Allowance for
loan losses               (395)	          (310) 	       (240)

Total loans, net       $93,281	        $87,900  	    $76,713


The following schedule illustrates the amortization schedule by contractual maturity of the Company's loan portfolio at June 30, 2000. Loans which have adjustable or renegotiable interest rates are shown as maturing in the period during which the contract is due. The schedule does reflect scheduled principal amortization but does not reflect the effects of possible prepayments or enforcement of due-on-sale clauses.

						                  Real Estate
								                                  Home Equity
			            One-to-Four  Multi-Family   Consumer &
             				Family	    & Commercial  Deposit Loans  Commercial  Total
          				                  (Dollars in Thousands)

Due during
the twelve
months
ending June 30,

2001 (1)        $2,284	   $   490	 	  $    102	    $   3,459  $ 6,335
2002             2,462	       541          113         3,776  	 6,892
2003             2,652	       593	         124         4,121 	  7,490
2004 and 2005    5,867	     1,372	         219         1,087    8,545
2006 to 2010    18,303	     2,930	          91  	         -0-  21,324
2011 to 2030    38,861	       774	       3,455 	          -0-  43,090

Total          $70,429	    $6,700      $ 4,104       $12,443 $ 93,676


Weighted
average
interest rate    7.41%      9.43%        10.23%    	   8.78%    7.86%



(1) Includes demand loans, loans having no stated maturity and overdraft loans.

The following table shows the amount of non-mortgage commercial loans outstanding as of June 30, 2000, based on remaining scheduled repayments of principal due in the periods indicated, classified according to sensitivity to changes in interest rates due after one year.


                       Fixed 		Variable
		                    	Rate		   Rate	   	Total
Maturing
After one year but
within five years	   4,320	      3,577		7,897
After five years       590   		    497		1,087
				                 4,910		     4,074		8,984


The total amount of loans due after June 30, 2001 that have predetermined interest rates is $61.9 million.

One-to-Four Family Residential Mortgage and Home Equity Lending. Residential loan originations are generated by the Association's marketing efforts, its present customers, walk-in customers and referrals from real estate brokers. Historically, the Association has focused its lending efforts primarily on the origination of fixed-rate loans secured by first mortgages on owner-occupied, single-family residences in its market area. In September 1994, the Association began to originate adjustable rate mortgage ("ARM") loans. At June 30, 2000, the Company's one-to-four family residential mortgage loan portfolio totaled
$70.4 million, or 75.2% of the Company's gross loan portfolio.

The Association currently offers fixed-rate and adjustable rate mortgage and home equity loans. For the year ended June 30, 2000, the Association originated $18.2 million of one-to-four family real estate related loans. At June 30, 2000, the Association had $4.9 million of one-to-four family adjustable-rate mortgage loans, and $65.5 million of one-to-four family fixed-rate mortgage loans.

The Association currently originates fixed-rate loans with terms of maturity up to 30 years. Interest rates charged on these fixed-rate loans are priced on a regular basis according to market conditions. The Association also offers adjustable-rate mortgage loans at rates and on terms determined in accordance with market and competitive factors. The Association currently originates one-to-five year ARM loans, with up to a 30-year amortization schedule, with a stated interest rate margin over the one-year Constant Maturity Treasury Index. These loans provide for a 1.5% maximum annual cap and a cap over the life of the loan of 4.50%. As a consequence of using caps, the interest rates on these loans may not be as rate sensitive as is the Association's cost of funds. Currently, all ARM loans originated provide for an interest rate floor below which the interest rate charged may not fall.

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

Currently, Sobieski Federal will loan up to 80% of the appraised value on fixed-rate conventional mortgages of the security property without private mortgage insurance ("PMI") on owner occupied, one-to-four family loans and up to 97% with PMI on the sale price of such security properties. Sobieski will also loan up to 85% of the appraised value on adjustable rate mortgages on the security property without private mortgage insurance. Residential loans do not include prepayment penalties, are not assumable and do not produce negative amortization. Real estate loans originated by the Association contain a "due on sale" clause allowing the Association to declare the unpaid principal balance due and payable upon the sale of the security property.

The loans currently originated by the Association are typically underwritten and documented pursuant to the guidelines of the Freddie Mac. The Association currently retains all loans originated in its portfolio.

The Association also originates a limited amount of second mortgage and home equity lines of credit. At June 30, 2000, the Association's second mortgage loans and home equity loans totaled $418,000 and $3.6 million, respectively. Second mortgage loans have fixed or variable rates of interest and have terms up to 15 years. Home equity loans have adjustable interest rates and terms of up to 12 years. These loans are underwritten using similar guidelines as for single family mortgage lending.

Residential Construction Lending. To a limited extent, the Association also originates loans for the construction of one-to-four family residences. At June 30, 2000, the Association's construction loan portfolio totaled $1.0 million, or 1.0% of its gross loan portfolio. As of that date, all of these loans were secured by property located within the Association's market area.

All of the construction loans to individuals for their residences are structured to be converted to permanent loans at the end of the construction phase, which typically runs from four to six months.
These construction loans have rates and terms comparable to one-to-four family loans offered by the Association, except that during the construction phase, the borrower pays interest only. The maximum loan-to-value ratio of owner occupied single-family construction loans is 80% without private mortgage insurance ("PMI") and 97% with PMI. Residential construction loans are generally underwritten pursuant to the same guidelines for originating permanent residential loans.

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

Consumer Lending. Currently, the Association is making consumer loans. The product line includes personal lines of credit, overdraft protection, automobile, marine, motorcycle, and recreational vehicle loans. The revolving and overdraft lines of credit feature variable rates of interest with the remaining product lines featuring fixed rates having repayment terms of one to six years.

Commercial Business Lending. Commercial adjustable-rate loans at June 30, 2000 totaled $10.5 million or 11.2% of the Company's gross loan portfolio. These loans consist of participation certificates guaranteed by the SBA, participations with other financial institutions in commercial real estate and non-real estate loans and internally originated commercial real estate and non-real estate loans. Unlike residential mortgage loans, which generally are made on the basis of the borrower's ability to make repayment from his or her employment and other income, and which are secured by real property whose value tends to be more easily ascertainable, commercial business loans are generally of higher risk and typically are made on the basis of the borrower's ability to make repayment from the cash flow of the borrower's business. As a result, the ability of funds for the repayment of commercial business loans may be substantially dependent on the success of the business itself (which, in turn, may be dependent upon the general economic environment).


Fixed-rate commercial business loans at June 30, 2000 totaled
$8.6 million or 9.2% of the Company's gross loan portfolio. These loans are originated internally or purchased participations originated by other financial institutions.

Originations and Purchases of Loans and Mortgage-Backed Securities

Loan originations are developed from continuing business with depositors and borrowers, soliciting realtors, builders, walk-in customers and small business entities.

While the Association originates both adjustable-rate and fixed-rate loans, its ability to originate loans to a certain extent is dependent upon the relative customer demand for loans in its market, which is affected by the interest rate environment, among other factors. For the year ended June 30, 2000, the Association originated $28.1 million in loans, as compared to $34.5 million for the year ended June 30, 1999. Originations during fiscal 2000 consisted of $18.3 million of one-to-four family real estate loans, and $9.8 million in nonresidential real estate and commercial loans.

Loan originations during the year ended June 30, 2000 were lower than the prior year. The Association believes the decrease is attributable to the lower level of refinancing attributable to volatile and higher interest rates. The Association generally retains its loan originations in its portfolio with the exception of a $5.3 million loan sale in the secondary market.

During fiscal 2000, the Association purchased $6.2 million of participation interests in commercial loans funded by advances from the FHLB of Indianapolis. These purchases were made to increase income, increase liquidity spread and assist in short-term interest rate risk management.

In order to supplement its lending activities, the Association invests funds in mortgage-backed securities. See Notes 3 and 4 of the Notes to Consolidated Financial Statements. Virtually all of the mortgage-backed securities purchased by the Association have adjustable interest rate features. See "Business - Investment Activities."

The following table shows the loan origination and purchase activities of the Association for the periods indicated.


                     								      Year Ended June 30,
                    							      2000     1999      1998
                        								      (In Thousands)
Originations:
One-to-four family real estate
and home equity        	       $18,270   $23,851   $ 23,300
Deposit loans                       36        36         32
Non-residential real estate
and commercial loans   	         9,734    10,589      7,348

Total originations              28,040    34,476     30,680

Purchases:
Purchases of commercial
business loans                   6,230     5,848      3,944

Sales:
One-to-four family loans        (5,297)     -0-       - 0 -

Repayments:
Loans                          (23,359)  (29,088)    (18,748)
Other, net                        (233)     (181)       (167)

Total repayments               (23,592)  (29,269)    (18,915)

Net increase                $    5,381  $ 11,055   $  15,709



Asset Quality

General. When a borrower fails to make a required payment on a loan, the Association attempts to cause the delinquency to be cured by contacting the borrower. In the case of loans secured by real estate, a reminder notice is sent to the borrower on all loans over 15 days delinquent.
When a loan becomes 15 days delinquent, late charges are assessed and a notice of late charges is sent to the borrower. An additional late notice is sent to the borrower if the delinquency is not cured within 30 days of the required payment date. If the loan becomes 60 days delinquent and the borrower has not attempted to contact the Association to arrange an acceptable plan to bring the loan current, the borrower is contacted by telephone. If the borrower contacts the Association with a reasonable explanation for the delinquency, the Association generally will attempt to reach workable accommodations with the borrower to bring the loan current. All pro- posed workout arrangements are evaluated on a case by case basis, based on the best judgment of the Association's management, considering, among other things, the borrower's past credit history, current financial status, cooperativeness, future prospects and the reason for the delinquency. If the loan is more than 90 days delinquent, the loan will be referred to the Association's legal counsel for collection. In all cases, if the Association believes that its collateral is at risk and added delay would place the collectibility of the balance of the loan in further question, manageent may refer loans for collection even sooner than the 90 days described below.

When a loan becomes delinquent 90 days or more, the Association will place the loan on non-accrual status. The loan will remain on a non-accrual status as long as the loan is 90 days delinquent.

The following table sets forth the Association's loan delinquencies by type, by amount and by percentage of type as of June 30, 2000.


  					                        Loans Delinquent For:
         			     60-89 Days	        90 Days and Over  Total Delinquent Loans
			                     Percent		        Percent		         Percent
			                     of Loan		        of Loan		         of Loan
        	    Nbr Amount Category  Nbr Amount Category  Nbr Amount Category
              						          (Dollars in Thousands)
Real estate:
One-to-four
family       42  $2,035   2.9%     9   $169     0.2%    51  $2,204   3.1%
Home equity   -    -      - %      2     31     0.9%     2      31   0.9%

Total        42  $2,035   2.2%    11   $200     0.2%    53  $2,235   2.4%


Non-Performing Assets. The table below sets forth the amounts and categories of non-performing assets in the Association's loan portfolio. Loans are placed on non-accrual status when the collection of principal and/or interest becomes doubtful. Foreclosed assets include assets acquired in settlement of loans. The Association had no accruing loans more than 90 days delinquent at June 30, 2000.


                         									At June 30,
	     					       						  2000   1999   1998   1997   1996
                        								(Dollars in Thousands)
Non-accruing loans:
One-to-four family        $144   $125   $ 76  $ 118   $ 90
Commercial					             93      -     -       -     -
Consumer                    31     57     -       8     -

Total                      268    182     76    126     90

Accruing over 90 days
		past due                   -     -     112      -     -

Foreclosed assets:
One-to-four family          28     -      -      11     -

Total                       28     -      -      11     -

Total non-performing
assets                   $ 296 $ 182  $ 188   $ 137  $  90

Total as a percentage
of total assets           .27%  .18%   .20%    .17%   .12%

For the year ended June 30, 2000 gross interest income which would have been recorded had the non-accruing loans been current in accordance with their original terms amounted to $20,000.

Other Loans of Concern. During the quarter ended June 30, 2000, the Company became aware of certain circumstances related to a loan to a single borrower in which the Association had purchased a participation interest. The borrower has discontinued principal and interest payments on the loan and has filed for Chapter 11 bankruptcy protection. Under the terms of a plan, which has been accepted by the lead participant and the borrower and will be submitted to the bankruptcy court for approval, the collateral of this loan will be surrendered to the lead participant and will be sold. Management believes the proceeds from the sale of this collateral will be sufficient to repay principal and interest on the outstanding loans. As of June 30, 2000 management has classified this loan, totaling $1,013,175, as impaired and, in July of 2000, placed the loan on nonaccrual status.


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

In connection with the filing of its periodic reports with the OTS and in accordance with its classification of assets policy, the Association regularly reviews problem loans and real estate acquired through foreclosure to determine whether such assets require classification in accordance with applicable regulations. On the basis of management's review of its assets, at June 30, 2000, the Association had classified a total of $268,000 of its assets as substandard, none as doubtful and none as loss. At
June 30, 2000, total classified assets comprised $268,000 or 2.1% of the Company's capital and 0.24 % of the Company's total assets.

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

Real estate acquired in settlement of loans is initially recorded at fair market value at the date of acquisition, establishing a new cost basis by a charge to the allowance for loan losses, and is subsequently carried at the lower of cost or net realizable value.
Costs of improvements made to facilitate sale are capitalized; costs of holding the property are charged to expense. It is Sobieski's policy to provide valuation allowances for estimated losses whenever, based upon management's evaluation, a significant and permanent decline in value occurs.

Although management believes that it uses the best information available to determine the allowance, unforeseen market conditions could result in adjustments and net earnings could be significantly affected if circumstances differ substantially from the assumptions used in making the final determination. Future additions to the Association's allowance for loan losses will be the result of periodic loan, property and collateral reviews and thus cannot be predicted in advance. In addition, federal regulatory agencies, as an integral part of the examination process, periodically review the Association's allowance for loan losses. Such agencies may require the Association to recognize additions to the allowance level based upon their judgment of the information available to them at the time of their examination. At June 30, 2000, the Association had a total allowance for losses on loans of $395,000 representing 148% of total non-performing loans and .42% of the Association's loans, net.
See Note 4 of the Notes to Consolidated Financial Statements.

The following table sets forth an analysis of the Association's allowance for loan losses.


                   							             Year Ended June 30,
                     							    2000            1999           1998
                      							            (Dollars in Thousands)
Balance at beginning of period  $310            $240           $200

Charge-offs:
Commercial Loans                  35             ---            ---
Recoveries:                      ---             ---            ---

Provision charged to
operations                       120              70             40

Balance at end of period        $395            $310           $240

Ratio of net charge-offs
to average loans outstanding
during the period                0.04%           ---%           ---%

Ratio of net charge-offs
to average non-performing
assets during the period 	      13.7%           ---%           ---%




The distribution of the Company's allowance for loan losses at the dates indicated is summarized as follows:


							                          At June 30,
       				        2000		       	      1999	 	          1998
					                  Percent			             Percent	  	      Percent
				          	   Loan of Ttl 		         Loan of Ttl       	 Loan of Ttl
    			  Allowance Amt Loans   Allowance Amt  Loans  Allowance Amt Loans
                     				  				   (Dollars in Thousands)
One-to-four
family  	   $ 191 $70,429 75.2%  $ 179  $68,325 77.5% $  176 $62,729 81.5%
Commercial
loans	        116  19,143 20.4      97   16,869 19.1      53  11,402 14.8
Home equity		  12   3,565  3.8	     13	   2,902  3.3	     10	  2,675  3.5
Other consumer
loans	          5     539  0.6       1      114  0.1       1     147  0.2
Unallocated    71    N/A   N/A      20      N/A  N/A      -0-    N/A  N/A

Total (1)    $395 $93,676 100.0%  $310  $88,210 100.0% $240 $76,953 100.0%



(1) Total loans represent the amount before deducting the loan loss allowance.




Investment Activities

General. Sobieski Federal must maintain minimum levels of investments that qualify as liquid assets under OTS regulations. Liquidity may increase or decrease depending upon the availability of funds and comparative yields on investments in relation to the return on loans. Historically, the Association has generally maintained liquid assets at levels above the minimum requirements imposed by the OTS regulations and at levels believed adequate to meet the requirements of normal operations, including repayments of maturing debt and potential deposit outflows. Cash flow projections are regularly reviewed and updated to assure that adequate liquidity is maintained. At June 30, 2000, the Association's liquidity ratio (liquid assets as a percentage of net withdrawable savings deposits and current borrowings) was 21.7%.

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

Generally, the investment policy of the Association, as established by the Board of Directors, is to invest funds among various categories of investments and maturities based upon the Association's liquidity needs, asset/liability management policies, investment quality, marketability and performance objectives. The Investment Committee consists of three outside directors, Robert J. Urbanski, Joseph F. Nagy, and
Richard J. Cullar, plus President and Chief Executive Officer
Thomas F. Gruber and Vice President of Finance Arthur Skale. Subject to the policies established by the Board of Directors, President Gruber and Vice President Skale are authorized to purchase and sell securities. All securities transactions are reported to the Board of Directors at their next regular meeting.

Mortgage-Backed Securities. The Association purchases mortgage-backed securities to supplement residential loan production and as part of its asset/liability strategy. The type of securities purchased is based upon the Association's asset/liability management strategy and balance sheet objectives. For instance, substantially all of the mortgage-backed securities purchased by the Association over the last several years have had adjustable rates of interest. At June 30, 2000, the amortized cost of the Association's mortgage-backed securities was $5.56 million and the market value of these mortgage-backed securities was $5.40 million at that date.

At June 30, 2000, $1.84 million or 33% of the Association's mortgage-backed securities have been classified as held-to-maturity and, accordingly, are included in its financial statements at amortized cost. Mortgage-backed securities with an amortized cost of $3.72 million have been classified as available-for-sale and are included in the financial statements at fair value. See Note 3 of the Notes to Consolidated Financial Statements for additional information regarding the amortized cost and approximate market value of the Association's mortgage-backed securities as of June 30, 2000.

As of June 30, 2000, all of the Association's mortgage-backed securities were backed by government sponsored agency programs. Accordingly, management believes that the Association's mortgage-backed securities are generally resistant to credit problems.

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

While mortgage-backed securities carry a reduced credit risk as compared to whole loans, such securities remain subject to the risk that a fluctuating interest rate environment, along with other factors such as the geographic distribution of the underlying mortgage loans, may alter the prepayment rate of such mortgage loans and so affect the prepayment speed, and value, of such securities. Mortgage-backed securities involve a risk that actual prepayments will differ from estimated prepayments over the life of the security which may require adjustments to the amortization of any premium or accretion of any discount relating to such instruments, thereby reducing the net yield on such securities. There is also reinvestment risk associated with the cash flows from such securities. In addition, the market value of such securities may be adversely affected by changes in interest rates. The adjustable rate and/or short maturity of the Association's portfolio is designed to minimize that risk.

Investment Securities and Other Interest-Earning Assets. At June 30, 2000, Sobieski Federal's interest-bearing deposits with financial institutions totaled $688,000, or .62% of total assets, and its investment securities, consisting of U.S. Government, agency and municipal securities, totaled
$4.9 million, or 4.4% of total assets. In addition, as of such date, the Association had an investment of $1.5 million in FHLB stock, satisfying its requirement for membership in the FHLB of Indianapolis. It is the Association's general policy to purchase securities which are U.S. Government securities or federal agency obligations or other issues that are rated investment grade. At June 30, 2000, the weighted average maturity of the securities portfolio (excluding FHLB stock) was 10.0 years.

The Association's investment securities portfolio at June 30, 2000 contained no securities of any issuer with an aggregate book value in excess of 10% of the Association's equity capital, excluding those issued by the United States Government or its agencies.


The following table sets forth the maturities of the Association's investment portfolio at June 30, 2000.




						          Maturities (In Thousands)

							                         After One Year  After Five Years
					                 Within	   But Within		    But Within		      After
 				                 One Year	 Five Years		    Ten Years		       Ten Years

U.S. Treasury and
U.S. Government	Agency
securities	(1)    		       9		    2,403		         179		            1,262

Obligations of states
and political
Subdivisions (2)		         -		      292		         462		              250

Mortgage-backed
securities (3)		          64		      361		        830	              4,241

Equity Securities		        -		        -			         -			               25

                          73 		   3,056 	      1,471               5,778

Weighted average
yield (1)	             6.46%      6.69%    		  6.06%                6.59%


(1) SBA agency securities are based on contractual maturities.
(2) Yields are presented ona non-tax equivalent basis.
(3) Based on weighted average contractual maturities.

The following table sets forth the composition of the Association's investment and mortgage-backed securities at the dates indicated.




                            								At June 30,
	  	                    2000          1999            1998
               					 Book  % of     Book   % of     Book    % of
               					 Value Total    Value  Total    Value   Total
                					          (Dollars in Thousands)
Investment
securities:
U. S. Government
securities       $   401   6.3%	  $   -	    -  %   $  500   35.1%
U. S. agency
securities         3,452  54.1     2,196   53.8	       -	  -
Municipal
securities         1,004  15.7	     562    13.7	       -      -
Equity securities	    25    .4	      -	     -	     	   -      -
Subtotal           4,882  76.5     2,758   67.5	      500   35.1
FHLB stock         1,500  23.5     1,326   32.5	      923   64.9
Total investment
securities
and FHLB stock   $ 6,382 100.0%	 $ 4,084  100.0%  $ 1,423  100.0%

Other interest
-earning assets:
Interest-bearing
deposits with
financial
institutions    $   688  100.0%	 $   166  100.0%  $   443   100.0%

Mortgage-backed
securities:
GNMA             $  684	  12.5%  $ 1,485   18.7%  $ 2,021    19.2%
FNMA              3,909	  71.1 	   4,791   60.3	    6,386    60.6
FHLMC               809   14.7     1,529   19.2	    1,886    17.9
Subtotal          5,402	  98.3	    7,805   98.2	   10,293    97.7

Unamortized
premium, net         94    1.7 		    141    1.8	      245     2.3
Total mortgage
-backed
securities       $5,496  100.0%	 $ 7,946  100.0%  $10,538   100.0%





Sources of Funds

General. The Association's primary sources of funds are deposits, payment of principal and interest on loans, interest earned on mortgage-backed securities, investment securities, interest earned on interest-bearing deposits with other financial institutions and other funds provided from operations.

Deposits. Sobieski Federal offers a variety of deposit accounts having a wide range of interest rates and terms. The Association's deposits consist of passbook, NOW, checking, money market deposit and certificate accounts. The current certificate accountproduct offerings range in terms from 7 days to four years.

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

The following table sets forth the savings flows at the Association during the periods indicated.



                  						     2000       1999     1998
Opening balance             $64,231   $60,517   $59,387
Net deposits                  9,236	    3,061       450
Interest credited (1)  	        461	      653       680

Ending balance              $73,928   $64,231   $60,517

Net increase               	$ 9,697   $ 3,714   $ 1,130

Percent increase             15.10%     6.14%     1.90%




(1) Includes interest credited to passbook, NOW and money market deposit accounts, but not certificates of deposit.




The following table sets forth the dollar amount of average savings deposits and the average weighted rate paid in the various types of deposit programs offered by the Association for the years indicated.

                  					   2000            		 1999              1998
				                       %   Avg            %   Avg     		     %   Avg
            				   Avg	  of    Rate	  Avg	  of	   Rate	 Avg    of  	 Rate
				              Amount Total Paid  Amount Total Paid  Amount Total Paid
Transaction and
Savings Deposits:

Now and MMDA
accounts           6,116  8.5% 1.86%   6,249  9.6%  1.70%   5,528  9.4% 2.08%

Savings deposits  13,920 19.3% 2.51%  14,227 21.8%  2.49%  14,418 24.5% 2.50%

Total
non-certificates  20,036 27.8% 2.31%  20,476 31.4%  2.25%  19,946 33.9% 2.38%


Certificates	     52,174 72.2% 5.52%  44,687 68.6%  5.71%  38,861 66.1% 5.87%

Total average
deposits          72,210 100.0% 4.63% 65,163 100.0% 4.62%  58,807 100.0% 4.69%


The following table shows rate and maturity information for the Association's certificates of deposit as of June 30, 2000.



								                                       Percent
						                              Total      of Total
               						             (Dollars in Thousands)
Certificate accounts maturing in:
12 months or less			                 $ 23,275		  43.0%
Over 12 months to 36 months	           28,240	  	52.1
Over 36 months			                       2,659		   4.9
Total 			                            $ 54,174   100.0%




The following table indicates the amount of the Association's certificates of deposit of $100,000 and over by time remaining until maturity as of June 30, 2000.


                   						  	           	Maturity
                            							      	(In Thousands)
                 						 3 months    Over 3 to  Over 6 to   Over 12
                 						 or less     6 months   12 months   months   Total
Certificates of deposit
of $100,000 or more   	  1,063         923      2,057      13,048   17,091


Borrowings. Although deposits are the Association's primary source of funds, the Association may utilize FHLB advances or other borrowings to support lending activities and to assist the Association's asset/liability management strategy when they are a less costly source of funds and may be invested at a positive interest rate spread or when the Association desires additional capacity to fund loan demand. At June 30, 2000, the Association had borrowings of $22.9 million.

Earnings, Stockholders' Equity and Dividend Information. The following table sets forth earnings, earnings related data and per share data:


                 						                   2000    		1999	    	1998
                       								     		(In thousands except per share data)
Average stockholders' equity				          $12,710 		$12,695		$12,594

Net income						                          $   667 		$   597		$   544

Return on average stockholders' equity		    5.25%	    4.70% 	  4.32%

Basic earnings per share	          			    $ 1.00	  	$ 0.86		  $ 0.76

Cash dividends declared per share			      $ 0.32		  $ 0.32		  $ 0.32

Dividend payout percentage			         	      32%		    37%    	  42%




Service Corporation Activities

As a federally chartered savings association, Sobieski Federal is permitted by OTS regulations to invest up to 2% of its assets, or approximately
$2.2 million, in the stock of, or loans to, service corporation subsidiaries. Sobieski Federal may invest an additional 1% of its assets in service corporations where such additional funds are used for inner-city or community development purposes and up to 50% of its total capital in conforming loans to service corporations in which it owns more than 10% of the capital stock. In addition to investments in service corporations, federal associations are permitted to invest an unlimited amount in operating subsidiaries engaged solely in activities in which a federal association may engage in directly. At June 30, 2000, Sobieski Federal had no active service corporation activities.

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

The Association attracts all of its deposits through its retail banking offices, primarily from the communities in which those retail banking offices are located. Therefore, competition for those deposits is principally from commercial banks, savings banks, brokerage firms and credit unions located in these communities. The Association competes for these deposits by offering a variety of account alternatives at competitive rates and by providing convenient business hours, branch locations and inter-branch deposit and withdrawal privileges.

Employees

At June 30, 2000, the Association had a total of 25 full-time employees. The Association's employees are not represented by any collective bargaining group. Management considers its employee relations to be good.

Executive Officers Who Are Not Directors

The business experience of each executive officer of the Association and the Company who is not also a director is set forth below.

Marsha Nafrady, age 46. Ms. Nafrady is secretary/treasurer of the Association. In that capacity she oversees teller operations of the Cleveland main branch facility, serves as Secretary to the Board of Directors and is responsible for the recordkeeping of the Company. Ms. Nafrady joined the Association in 1973.

Arthur Skale, age 59. Mr. Skale is currently the Chief Financial Officer. In that capacity, he is responsible for the investment, cash management and budget planning of the Association. Mr. Skale joined the Association in 1997. Mr. Skale previously served for three years as vice president, treasurer and chief financial officer at SJS Bancorp, Inc. in St. Joseph, Michigan. He also previously worked for 11 years as an auditor and chief financial officer at NBD F&M Bank, NA, Benton Harbor, Michigan.

Gregory J. Matthews, age 40. Mr. Matthews joined the Company in
March 1998 as Vice President and Chief Operations Officer.
He is responsible for retail banking, operations, and information systems. Mr. Matthews worked for 19 years in operations and funds management at 1st Source Bank in South Bend, most recently as vice president of the Funds Management Division.

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

Federal Regulation of Savings Associations

The OTS has extensive authority over the operations of savings associations. As part of this authority, the Association is required to file periodic reports with the OTS and is subject to periodic examinations by the OTS and the FDIC. The last regular OTS examinations of the Association were as of June 1998 and September 1999. The OTS conducted a compliance examination as of August 31, 1999. When examinations are conducted by the OTS and the FDIC, the examiners may require the Association to provide for higher general or specific loan loss reserves.

All savings associations are subject to a semiannual assessment, based upon the savings association's total assets, to fund the operations of the OTS. The Association's OTS assessment for the fiscal year ended June 30, 2000 was $31,000.

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

The Association's general permissible lending limit for loans-to-one-borrower is equal to the greater of $500,000 or 15% of unimpaired capital and surplus (except for loans fully secured by certain readily marketable collateral, in which case this limit is increased to 25% of unimpaired capital and surplus).
At June 30, 2000, the Association's lending limit under this restriction was $1,570,000. The Association is in compliance with the loans-to-one-borrower limitation.

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

The capital regulations require tangible capital of at least 1.5% of adjusted total assets (as defined by regulation). Tangible capital generally includes common stockholders' equity and retained income, and certain noncumulative perpetual preferred stock and related income and excludes unrealized appreciation or depreciation on securities available for sale. In addition, all intangible assets, other than a limited amount of purchased mortgage-servicing rights, must be deducted from tangible capital. At June 30, 2000, the Association did not have any intangible assets.

The OTS regulations establish special capitalization requirements for savings associations that own subsidiaries. Under these regulations certain subsidiaries are consolidated for capital purposes and others are excluded from assets and capital. In determining compliance with the capital requirements, all subsidiaries engaged solely in activities permissible for national banks or engaged in certain other activities solely as agent for its customers are "includable" subsidiaries that are consolidated for capital purposes in proportion to the association's level of ownership, including the assets of includable subsidiaries in which the association has a minority interest that is not consolidated for GAAP purposes. For excludable subsidiaries the debt and equity investments in such subsidiaries are deducted from assets and capital. At June 30, 2000, the Association did not have any active subsidiaries.

At June 30, 2000 the Association had tangible capital of $10.1 million, or 9.2% of adjusted total assets, which is approximately $8.4 million above the minimum requirement of 1.5% of adjusted total assets in effect on that date.

The capital standards also require core capital equal to at least 3% of adjusted total assets (as defined by regulation). Core capital generally consists of tangible capital plus certain intangible assets, including supervisory goodwill (which is phased-out over a five-year period) and a limited amount of purchased credit card relationships. As a result of the prompt corrective action provisions of FDICIA discussed below, however, a savings association must maintain a core capital ratio of at least 4% to be considered adequately capitalized unless its supervisory condition is such to allow it to maintain a 3% ratio. At June 30, 2000, the Association had no intangibles which were subject to these tests.

At June 30, 2000, the Association had core capital equal to $10.1 million, or 9.2% of adjusted total assets, which is $6.8 million above the minimum leverage ratio requirement of 3% as in effect on that date.

The OTS risk-based requirement requires savings associations to have total capital of at least 8% of risk-weighted assets. Total capital consists of core capital, as defined above and supplementary capital. Supplementary capital consists of certain permanent and maturing capital instruments that do not qualify as core capital and general valuation loan and lease loss allowances up to a maximum of 1.25% or risk-weighted assets. Supplementary capital may be used to satisfy the risk-based requirement only to the extent of core capital. At June 30, 2000, the Association had no capital instruments that qualify as supplementary capital and $395,000 of general loss reserves, which was less than 1.25% of risk-weighted assets.


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

On June 30, 2000, the Association had risk-based capital of $10.5 million (including $10.1 million in core capital and $395,000 in general loss reserves) and risk-weighted assets of $61.8 million or total capital of 16.9% of risk-weighted assets. This amount was $5.5 million above the 8% requirement in effect on that date.

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

The imposition by the OTS or the FDIC of any of these measures on Sobieski Federal may have a substantial adverse effect on the Association's operations and profitability and the value of the Company's Common Stock. The Company's Common Stock has preemptive rights, and therefore, if the Holding Company is directed by the OTS or the FDIC to issue additional shares of Common Stock, such issuance may result in the dilution in the percent-age of ownership of the Holding Company of those persons who purchased shares in the Conversion.

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

Liquidity

All savings associations, including Sobieski Federal, are required to maintain an average daily balance of liquid assets equal to a certain percentage of the sum of its average daily balance of net withdrawable deposit accounts and borrowings payable in one year or less. For a discussion of what the Association includes in liquid assets, see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources." This liquid asset ratio requirement may vary from time to time
(between 4% and 10%)depending upon economic conditions and savings flows of all savings associations. At the present time, the minimum liquid asset ratio is 4%. At June 30, 2000, the Association was in compliance with the requirement, with an overall liquid asset ratio of 21.7%.

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

The OTS has adopted an amendment to its accounting regulations, which may be made more stringent than GAAP by the OTS, to require that transactions be reported in a manner that best reflects their underlying economic substance and inherent risk and that financial reports must incorporate any other accounting regulations or orders prescribed by the OTS.

Qualified Thrift Lender Test

All savings associations, including Sobieski Federal, are required to meet a qualified thrift lender ("QTL") test to avoid certain restrictions on their operations. This test requires a savings association to have at least 65% of its portfolio assets (as defined by regulation) in qualified thrift investments on a monthly average for nine out of every 12 months on a rolling basis. As an alternative, the savings association may maintain 60% of its assets in those assets specified in Section 7701(a)(19) of the Internal Revenue Code. Under either test, such assets primarily consist of residential housing related loans and investments. At June 30, 2000, the Association met the test and has always met the QTL test since its effectiveness.

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

Community Reinvestment Act

Under the Community Reinvestment Act ("CRA"), every FDIC insured institution has a continuing and affirmative obligation consistent with safe and sound banking practices to help meet the credit needs of its entire community, including low and moderate-income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution's discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA. The CRA requires the OTS, in connection with the examination of the Association, to assess the institution's record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications, such as a merger or the establishment of a branch, by Sobieski Federal. An unsatisfactory rating may be used as the basis for the denial of an application by the OTS.

Due to the heightened attention being given to the CRA in recent years, the Association may be required to devote additional funds for investment and lending in its local community. The Association was examined for CRA compliance in September 1999 and received a rating of satisfactory.

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

Federal Reserve System

The Federal Reserve Board requires all depository institutions to maintain non-interest bearing reserves at specified levels against their transaction accounts (primarily checking, NOW and Super NOW checking accounts). At June 30, 2000, the Association was in compliance with these reserve requirements. The balances maintained to meet the reserve requirements imposed by the Federal Reserve Board may be used to satisfy liquidity requirements that may be imposed by the OTS. See "Regulation - Liquidity."

Savings associations are authorized to borrow from the Federal Reserve Bank "discount window," but Federal Reserve Board regulations require associations to exhaust other reasonable alternative sources of funds, including FHLB borrowings, before borrowing from the Federal Reserve Bank.

Federal Home Loan Bank System

The Association is a member of the FHLB of Indianapolis, which is one of 12 regional FHLB's that administer the home financing credit function of savings associations. Each FHLB serves as a reserve or central bank for its members within its assigned region. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB system. It makes loans to members (i.e., advances) in accordance with policies and procedures established by the board of directors of the FHLB. These policies and procedures are subject to the regulation and oversight of the Federal Housing Finance Board. All advances from the FHLB are required to be fully secured by sufficient collateral as determined by the FHLB. In addition, all long-term advances are required to provide funds for residential home financing.

As a member, the Association is required to purchase and maintain stock in the FHLB of Indianapolis. At June 30, 2000, the Association had $1.5 million of FHLB stock, which was in compliance with this requirement. During fiscal 2000 and prior years, the Association received substantial dividends on its FHLB stock. The dividends averaged 8.1% for fiscal year 2000. For the years ended
June 30, 2000 and 1999, dividends paid by the FHLB of Indianapolis to the Association totaled $116,000 and $95,000, respectively.

Under federal law the FHLB's are required to provide funds for the resolution of troubled savings associations and to contribute to low and moderately priced housing programs through direct loans or interest subsidies or other advantages targeted for community investment and low and moderate-income housing projects. These contributions have affected adversely the level of FHLB dividends paid and could continue to do so in the future. A reduction in value of the Association's FHLB stock may result in a corresponding reduction in the Association's capital.

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

The Association has not been audited by the IRS with respect to federal income tax returns through June 30, 2000. With respect to years examined by the IRS, either all deficiencies have been satisfied or sufficient reserves have been established to satisfy asserted deficiencies. In the opinion of management, any examination of still open returns (including returns of subsidiaries and predecessors of, or entities merged into, the Association) would not result in a deficiency which could have a material adverse effect on the financial condition of the Association and its consolidated subsidiaries.

Indiana Taxation. The Company and the Association are subject to an 8.5% franchise tax, imposed by the State of Indiana, on the net income of financial (including thrift) institutions, exempting them from the current gross income, supplemental net income and intangible taxes. Net income for franchise tax purposes will constitute federal taxable income before net operating loss deductions and special deductions, adjusted for certain items, including Indiana income taxes, charitable contributions, tax exempt interest and bad debt. Other applicable Indiana taxes include sales, use and property taxes.

Delaware Taxation. As a Delaware holding company, the Company is exempted from Delaware corporate income tax but is required to file an annual report with and pay an annual fee to the State of Delaware. The Company is also subject to an annual franchise tax imposed by the State of Delaware.

Item 2.   Description of Property

The Association conducts its business through its main office and two branch offices located in South Bend, Indiana. The following table sets forth information relating to each of the Association's offices as of June 30, 2000. The total net book value of the Association's premises and equipment (including land, buildings and leasehold improvements and furniture, fixtures and equipment) at June 30, 2000 was approximately $1,869,000. See Note 5 of the
Notes to Consolidated Financial Statements.


                                       								Total
                        							   Year       Approximate
                     						      Leased        Square      Net Book Value at
  		Location	             	    or Acquired     Footage       June 30, 2000
	                                  								(In Thousands)
 Main Office:
2930 West Cleveland Road        	  1995	         10,080        $1,348
South Bend, Indiana  46628

Branch Offices:
4606 Western Avenue			             1978           1,600         $   1
Belleville Shopping Center

740 S. Walnut Street		             1952           1,900        $   17


Sobieski Federal believes that its current facilities including its main office facilities are adequate to meet the present and foreseeable needs of the Association and the Company.

The Association maintains an on-line database with a service bureau servicing financial institutions. The net book value of the data processing and computer equipment utilized by the Association at June 30, 2000 was $115,000.

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


Item 4.  Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the quarter ended
June 30, 2000.


PART II

Item 5.  Market for Common Equity and Related Stockholder Matters

Page 49 of the attached 2000 Annual Report to Stockholders is herein incorporated by reference.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations

Pages 6 to 16 of the attached 2000 Annual Report to Stockholders are herein incorporated by reference.

Item 7.  Financial Statements

The following pages of the attached 2000 Annual Report to Stockholders are herein incorporated by reference.

Report of Independent Accountants					Page 17

Consolidated Statements of  Financial Condition at			Page 18
June 30, 2000 and 1999

Consolidated Statements of Income 						Page 19
for the years ended June 30, 2000, 1999, and 1998

Consolidated Statements of Comprehensive Income for the		Page 20
years ended June 30, 2000, 1999, and 1998

Consolidated Statements of Changes Stockholders' Equity 	Page 21-22
for the years ended June 30, 2000, 1999, and 1998

Consolidated Statements of Cash Flows for the years		Page 23-24
ended June 30, 2000, 1999, and 1998

Notes to Consolidated Financial Statements			Pages 25 - 48

In addition, the independent accountants report of PricewaterhouseCoopers LLP dated September 7, 1999 is filed as
Exhibit 99 and is incorporated herein by reference.

Item 8.  Changes in and Disagreements with Accountants on
Accounting and Financial Disclosure

The information required by Item 304 of regulation S-B (regarding the change in the Company's accountants) was previously reported in a current report on Form 8-K filed on April 26, 2000.

PART III

Item 9.  Directors, Executive Officers, Promoters and Control
Persons; Compliance with Section 16(a) of the Exchange Act

Directors

Information concerning directors of the Company is incorporated herein by reference from the Company's definitive Proxy Statement for the 2000 Annual Meeting of Shareholders, a copy of which has been filed with the Securities and Exchange Commission.

Executive Officers

Information concerning the executive officers of the Company is incorporated herein by reference from "Executive Officers of the Company" contained in Part I of this Form 10-KSB.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the Company's officers and directors, and persons owning more than 10% of a registered class of the Company's equity securities, to file periodic reports of ownership and changes in ownership with the Securities and Exchange Commission and to provide the Company with copies of such reports. Based solely upon information provided to the Company by the directors and officers subject to Section 16(a), all
Section 16(a) filing requirements applicable to such persons were complied with during fiscal 2000, except for the inadvertent failure by Gregory J. Matthews, Vice President and Chief Operating Officer of the Association, to timely report on Form 5 two transactions which occurred during fiscal 2000.

Item 10.   Executive Compensation

Information concerning executive compensation is incorporated herein by reference from the Company's definitive Proxy Statement for the 2000 Annual Meeting of Shareholders, a copy of which has been filed with the Securities and Exchange Commission.

Item 11.  Security Ownership of Certain Beneficial Owners and Management

Information concerning security ownership of certain beneficial owners and management is incorporated herein by reference from the Company's definitive Proxy Statement for the 2000 Annual Meeting of Shareholders, a copy of which has been filed with the Securities and Exchange Commission.

Item 12.  Certain Relationship and Related Transactions

Information concerning certain relationships and transactions is incorporated herein by reference from the Company's definitive Proxy Statement for the 2000 Annual Meeting of Shareholders, a copy of which has been filed with the Securities and Exchange Commission.

Item 13.  Exhibits and Reports on Form 8-K

(a)   Exhibits:
    								                                                Reference to
                     								                               Prior Filing or
Regulation S-B						                                        Exhibit Number
Exhibit Number 	          Document			                       Attached Hereto

    	2	   Plan of Acquisition, Reorganization, Arrangement,	    	None
    			   Liquidation or Succession

	   4.1	   Articles of Incorporation and amendments thereto		     **

	   4.2	   Bylaws		                       					                   **

  	   9	   Voting Trust Agreement					                           None

     10    Executive Compensation Plans and Arrangements:
		         Employee Stock Ownership Plan				                      **
		         Stock Option and Incentive Plan				                    **
  		       Recognition and Retention Plan           			           **
		         Sobieski Bancorp, Inc. Fee Continuation Plan for
     			   Retired Directors					                                 ***
		         Sobieski Federal Savings and Loan Association Fee
     			   Continuation Plan For Retired Directors	  	            ***
		         Sobieski Federal Savings and Loan Association
     			   Supplemental Executive Retirement Plan  	  	           ***
     			   Employment contract with Thomas F. Gruber
                                                             Incorporated by
   		                                                        reference in
                    															                          09/30/97 10-QSB

    11 	   Statement re computation of per share earnings	        None

	   13	     Annual Report to Security Holders				                  13

	   16	     Letter re change in certifying accountant   	     Contained in
	                                                                Form 8-K
                                     									                   filed on
                                                               April 26, 2000

	   18	     Letter re: change in accounting principles		      	    None

	   21	     Subsidiaries of Registrant					                         21

	   22	   Published report regarding matter submitted to vote		    None

	   23	   Consent of Crowe, Chizek and Company, LLP		                23

	   24 	    Power of Attorney			                 	              	Not Required

    27 	    Financial Data Schedule				                              27

    99      Report of PricewaterhouseCoopers LLP                     99


**	Filed on December 30, 1994, as exhibits to the Company's Form S-1 registration statement (File number 3-88078). All of such previously filed documents are hereby incorporated by reference in accordance with Item 601 of Regulation S-B.

*** Filed as exhibits with the September 30, 1999 10-QSB filing.

(b) Reports on Form 8-K:
Current reports on Form 8-K filed by the Company during the three months ended June 30, 2000 were:
On April 26, 2000, the Company filed a notice of change in accountants.


SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOBIESKI BANCORP, INC.
Date:  	September 24, 2000
By:  /s/ Thomas F. Gruber
Thomas F. Gruber
(President and Chief Executive Officer
(Duly Authorized Representative)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/s/ Robert  J. Urbanski					                   /s/ Joseph A. Gorny
Robert J. Urbanski, Chairman of the Board   	 	Joseph A. Gorny, Director
Date:    September 24, 2000				                Date:   September 24, 2000


/s/ George J. Aranowski				               /s/ Leonard J. Dobosiewicz
George J. Aranowski, Director	         		Leonard J. Dobosiewicz, Director
Date:    September 24, 2000				          Date:    September 24, 2000


/s/ Joseph F. Nagy					                  /s/ Richard J.Cullar
Joseph F. Nagy, Director			             	Richard J. Cullar, Director
Date:    September 24, 2000	          			Date:    September 24, 2000

/s/ Thomas F. Gruber				                	/s/ Arthur Skale
Thomas F. Gruber, President and			      Arthur Skale, Chief Financial Officer
Chief Executive Officer and Director	     (Principal Financial and Accounting
(Principal Executive Officer)			                 Officer)
Date:    September 24, 2000				              Date:    September 24, 2000




INDEX TO EXHIBITS


      Exhibit
      Number


13 Annual Report to Security Holders

21 Subsidiaries of the Registrant

23 Consent of Crowe, Chizek and Company, LLP

27	Financial Data Schedule

99  Report of PricewaterhouseCoopers LLP



Exhibit 13

CORPORATE PROFILE

Business Conducted by Sobieski Bancorp, Inc.

Sobieski Bancorp, Inc. (the "Company" or "Bancorp") is a Delaware corporation that was organized in December 1994. Bancorp, as a unitary savings and loan holding company, generally is not restricted in the types of business activities in which it may engage, provided that its wholly-owned subsidiary, Sobieski Federal Savings and Loan Association of South Bend ("Sobieski Federal" or the "Association") retains a specified amount of its assets in housing-related investments. The holding company structure facilitates diversification into non-banking activities. There are no present plans, however, regarding such activities.

The Company's activities to date have been limited to its investment in Sobieski Federal, the purchase of loans from Sobieski Federal, and a loan to the Company's Employee Stock Ownership Plan (the "ESOP") which enabled the ESOP to purchase shares of stock of the Company in its initial public offering. The loans and transactions bear interest rates and have terms and conditions which prevailed in the market at the time of such transactions.

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

Sobieski Federal is a community-oriented financial institution offering selected financial products and services to meet the needs of the communities it serves. The Association attracts deposits from the general public and uses such deposits, together with other funds, to originate primarily one-to-four family, fixed-rate and adjustable-rate residential mortgage loans for retention in its portfolio. In addition, the Association originates construction loans, consumer loans and real estate-backed and other secured small business commercial loans. During both fiscal 2000 and 1999, the Association purchased participation interests in commercial loans funded primarily by advances from the Federal Home Loan Bank ("FHLB") of Indianapolis.


SELECTED FINANCIAL INFORMATION

The following consolidated financial data does not purport to be complete and is qualified in its entirety by reference to the more detailed financial information contained elsewhere herein. Such consolidated financial data should be read in conjunction with the consolidated financial statements, including notes thereto, included elsewhere in this Annual Report.

                           											At June 30,
                 						2000	     1999	      1998	    1997	   1996
                            										(In thousands)
Selected Financial
Condition Data:

Total Assets		      $110,833	   $103,698	   $92,497	 $81,733	$78,863
Loans, net		       	  93,281   	  87,900	    76,713	  61,135	 53,114
Securities
available for sale	    5,621	      3,021	     1,094	   3,077	  5,539
Securities held
to maturity		          4,757	      7,684	     9,944   12,930  15,307
Deposits	         		  73,928	     64,231	    60,517	  59,387  61,227
Federal Home Loan
Bank advances	     	  21,500	     25,250   	 18,450	   9,500	  3,000
Stockholders'
equity	            	  12,816   	  12,572	    12,864   12,361  14,054


                         										Year Ended June 30,
                						2000	       1999	      1998	   1997	   1996
                 								(In thousands, except per share data)
Selected
Operations Data:

Total interest
income				            $8,084	     $7,258	    $6,476	  $5,702  $5,465
Total interest
expense		         		   4,765	      4,244   	  3,610	   3,131   3,030

Net interest
income			              3,319	      3,014	     2,866	   2,571   2,435

Provision for
loan losses			           120		        70		       40		     -		     -

Net interest income
after provision
  for loan losses	     3,199	      2,944	     2,826    2,571   2,435

Fees and service
charges					             204		       204		      118		    156	    163
Gain (loss) on
sales of securities   		 (17)	      	  -		       20		     64	     -
Other non-interest
income					               31		         4		        7		      6	      9

Total non-interest
income		             			 218		       208	      	145		    226   	 172

Total non-interest
expenses	         		   2,301   	   2,141	     2,029    2,368   2,059

Income before
income taxes		         1,116	      1,011      		942	   	 429   	 548
Income taxes		           449		       414		      398		    182	    213

Net income		          $  667	      $ 597     	$	544	   $ 247   $ 335

Earnings per
common share:
	   Basic		          	$	1.00	     $	.86	     	$	.76	  $	.32    $ .39
    Diluted	 	       	$	1.00	     $	.85	     	$	.75	  $	.32	   $ .39



SELECTED FINANCIAL INFORMATION


                           									Year Ended June 30,
                      						2000	   1999	  1998 	  1997	  1996
Selected Financial
Ratios and Other
Data:

Performance
Ratios:
Return on assets
(ratio of net
income to average
total assets)				           .60%	   .58%	   .62%	   .31%	   .43%

Return on equity
(ratio of net
income to average
equity)					               	5.25   	4.70   	4.32	   1.84	   2.34

Net interest rate
spread		                				2.67	   2.62	   2.87	   2.78	   2.69

Net interest
margin (1)				             	3.09	   3.08	   3.43	   3.40	   3.36

Ratio of operating
expense to
average total assets      		2.06	   2.10   	2.32	   2.99	   2.62

Ratio of average
interest-earning
assets to average
interest-bearing
liabilities					          109.56	110.72   	112.95	 115.02	 115.96

Quality Ratios:
Non-performing
assets to total
assets at end
of period						              .24 		.18		     .20		   .15		  .12

Allowance for loan
losses to
non-performing loans
at end of period			       147.54	170.33	   127.66	 158.52	 221.43

Allowance for loan
losses to
loans receivable,
net,at end of period			      .42		  .35		     .31		  .33		    .38

Capital Ratios:
Equity to total assets
at end of period			        11.56	 12.12  	  13.91	  15.12	  17.82

Average equity to
average assets				         11.37  12.44  	  14.39	  16.94	  18.47

Other Data:
Number of full-
service offices					          3	    	3		        3	     	3		    3


(1)  Net interest income divided by average interest-earning assets.


Management's Discussion and Analysis of
Financial Condition and Results of Operations

Forward-Looking Statements

When used in this Annual Report, in filings by the Company with the Securities and Exchange Commission, in the Company's press releases, in other public or shareholder communications or in oral statements made with the approval of an authorized executive officer, the words or phrases "will likely result," "are expected to," "will continue," "is anticipated, " "estimate," "project," "believe" or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties including, among other things, changes in economic conditions, changes in policies by regulatory agencies, fluctuations in interest rates, demand for loans in the Company's market area, credit risks of lending activities and competition. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. The Company wishes to advise readers that the factors noted above could affect the Company's financial performance and could cause the Company's actual results for future periods to differ materially from those anticipated or projected.

The Company does not undertake, and specifically disclaims any obligation, to publicly release the result of any revisions which may be made to "forward-looking statements" to reflect the occurrence of anticipated or unanticipated events or circumstances after the date of such statements.

General

The principal business of Sobieski Federal consists of attracting deposits from the general public and investing those funds in the origination of one-to-four family residential mortgage loans, consumer loans, construction loans and commercial loans. The Company also invests in mortgage-backed securities, which are insured or guaranteed by federal agencies, investment securities, consisting primarily of obligations of the U.S. Government, municipal securities or U.S. agency obligations, financial institution certificates of deposit insured by the FDIC, and other liquid assets.
The Company's profitability depends primarily on its net interest income, which is the difference between interest income earned on its loans, investments and mortgage-backed securities and the interest expense incurred on its deposits, federal funds purchased and FHLB borrowings.
Net interest income is affected by rates received on and the amounts of interest-earning assets and the rates paid on and the amounts of interest-bearing liabilities.

Sobieski Federal's profitability is also affected by its provision for loan losses, non-interest income and non-interest expense. Non-interest income principally consists of fees and service charges. Non-interest expense is principally operating expenses, including compensation and benefits, federal deposit insurance premiums, advertising and promotion, service bureau data processing, and occupancy and equipment costs. Earnings of Sobieski Federal are also affected significantly by general economic and competitive conditions, particularly changes in general interest rate levels.


Business Strategy

Sobieski Federal has concentrated its lending efforts on the origination of one-to-four family mortgage loans along with home equity loans and mortgage-backed and other secured commercial loans for portfolio retention. In addition, the Association continues to purchase participation interests in commercial loans. The participation interests are purchased according to the Association's established underwriting standards. At June 30, 2000, the ratio of Sobieski Federal's nonperforming assets to total assets was
 .24% and the ratio of its allowance for loan losses to nonperforming loans was 147.54%. Historically, the loans originated by Sobieski Federal have been principally fixed-rate, one-to-four family mortgage loans, while its investments in mortgage-backed securities have been principally in adjustable rate products. At June 30, 2000, $63.3 million, or 79.4%, of the Association's combined single-family mortgage loans and mortgage-backed securities portfolio had fixed rates of interest and $16.4 million, or 20.6%, had adjustable interest rates. The Association's business strategy emphasizes retail deposits along with FHLB advances as its principal sources of funds.

The Association's primary objective is to remain an independent, community oriented financial institution serving customers in its primary market area. The Board of Directors has sought to accomplish this objective through the adoption of a strategy designed to maintain profitability, a strong capital position and high asset quality. This strategy has been implemented primarily by (i) emphasizing the origination of one-to-four family residential mortgage lending, home equity lending, consumer and commercial lending, (ii) purchasing participation interests in commercial loans funded by advances from FHLB, (iii) maintaining a substantial portfolio of adjustable-rate mortgage-backed securities and short to intermediate term investment securities, (iv) controlling operating expenses and (v) increasing fee income.

Asset/Liability Management

Sobieski Federal, like other financial institutions, is vulnerable to increases in interest rates because interest-bearing liabilities reprice more quickly than interest-earning assets. Historically, Sobieski Federal has invested in fixed-rate, long-term mortgage loans secured by one-to-four family residences and its primary source of funds has been deposits with much shorter terms to maturity. This mismatched position generally produces lower net interest income through compressed interest spreads during periods of rising interest rates and improved net interest income resulting from larger interest spreads during periods of declining interest rates. Accordingly, increases in general market interest rates adversely impact the Association's interest rate spread and, therefore, have a negative impact on the Company's results of operations and financial condition.

To reduce interest rate risk through asset/liability management, Sobieski Federal has taken steps to mitigate the sensitivity of its interest-earning assets by investing in short to intermediate term investments and adjustable-rate mortgage-backed securities, which, although long-term in nature, adjust periodically in response to changes in general levels of interest rates. Additionally, to decrease interest rate sensitivity, Sobieski Federal originates variable-rate home equity products and adjustable mortgage-backed commercial loans along with purchased participation interests in adjustable rate commercial loans. The funding for these originations and purchases has come primarily from deposits and advances from the FHLB. At June 30, 2000, Sobieski Federal had $73.5 million in long-term fixed-rate loans and $19.8 million in adjustable-rate loans. The Association's ability to generate adjustable-rate mortgage ("ARM") loans is dependent upon the current interest rate environment and customer preferences.

Net Portfolio Analysis

The Office of Thrift Supervision ("OTS") provides a Net Portfolio Value ("NPV") approach to the quantification of interest rate risk. This approach calculates the difference between the present value of expected cash flows from assets and the present value of expected cash flows from liabilities, as well as cash flows from off-balance-sheet contracts.

Presented below, as of June 30, 2000, is an analysis of the Association's interest rate risk as measured by changes in NPV for instantaneous and sustained parallel shifts in the yield curve, in 100 basis point increments, up and down 300 basis points in accordance with OTS regulations. As illustrated in the table, NPV is more sensitive to rising rates than declining rates. This occurs principally because, as rates rise, the market value of fixed-rate loans decline due to the rate increase. When rates decline, the Association does not experience as significant a rise in market value for these loans because borrowers prepay at relatively high rates.
The following table is based on assets and liabilities of the Association only.

	Change in
	Interest Rate		   Net Portfolio Value
 (Basis Points)  		$ Change	  % Change
	            					(Dollars in thousands)

	+ 300         				$	(5,193)    	(45)%
	+ 200	          				(3,475)    	(30)
	+ 100	          				(1,700)	    (15)
    	0						             	-       	-
	- 100					          1,262	       11
	- 200	          				1,520	       13
	- 300					          1,631	       14

Management reviews the NPV measurements on a quarterly basis. In addition to monitoring selected measures of NPV, management also monitors effects on net interest income resulting from increases or decreases in rates. This measure is used in conjunction with NPV measures to identify excessive interest rate risk.

The Association's change in its NPV, based on a rise in interest rates of 2%, was a 30% decrease representing a dollar decrease in equity value of approximately $3,475 million at June 30, 2000. In contrast, based on a decline in interest rates of 2% the Association's NPV was estimated to increase 13% or approximately $1,520 million at June 30, 2000. The most significant factor contributing to its liability sensitive position was the Association's balance of fixed rate mortgage loans. At June 30, 2000, 75.5% of the Association's loan portfolio was comprised of long-term, fixed-rate mortgage loans.


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

Impact Of Inflation And Changing Prices

The consolidated financial statements and notes thereto presented herein have been prepared in accordance with generally accepted accounting principles, which require the measurement of financial position and operating results in terms of historical dollars without considering the change in the relative purchasing power of money over time due to inflation. The impact of inflation is reflected in the increased cost of the Company's operations. Nearly all the assets and liabilities of the Company are financial in nature, unlike most industrial companies. As a result, the Company's performance is directly impacted by changes in interest rates, which are indirectly influenced by inflationary expectations. The Company's ability to match the interest sensitivity of its financial assets to the interest sensitivity of its financial liabilities through its asset/liability management strategy may tend to minimize the effects of changes in interest rates on the Company's performance. Changes in interest rates do not necessarily move to the same extent as changes in the prices of goods and services. In the current interest rate environment, liquidity and the maturity structure of the Company's assets and liabilities are critical to the maintenance of acceptable performance levels.

Year 2000

The Company has not experienced any significant problems as a result of the Year 2000 rollover, and is not aware of any customers that have experienced material Year 2000 problems. The Company followed a plan to identify all critical business processes and established a priority schedule for assessment of each process. As the Company worked through its Year 2000 plan, any hardware, software, equipment or vendor provided services that were identified as not Year 2000 compliant were either upgraded or retired prior to the Year 2000 rollover. While no Year 2000 problems have been identified to date, the Company will continue to monitor its systems for any Year 2000 related issues.


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

                                  											Year Ended June 30,
            					                       2000			              1999
				                           Avg    Int			          Avg    Int
				                           Out    Earned/ Yield/  Out    Earned/  Yield/
				                           Bal    Paid	   Rate	   Bal    Paid	    Rate
Interest-earning assets:
Loans (1)	                $ 93,554  $7,244    7.74%	  $84,186  $6,512  7.74%
Securities available
			for sale	                 5,096	    285    5.60 	    2,425     142  5.86
Securities held to
		maturity	                  7,160     439    6.12	     9,949  	  509  5.12
FHLB stock	                  1,441     116    8.05	     1,181  	   95  8.04
Total interest-earning
assets (1)	                107,251   8,084    7.54	    97,741   7,258  7.43
Non interest-earning
			assets		                  4,572		                 			4,323
Total assets	             $111,823				               $102,064

Interest-bearing
		liabilities:
Savings deposits          $ 13,920   	 349    2.51   $ 14,227	   354  2.49
NOW and MMDA accounts	       6,116     114    1.86      6,249 	  106  1.70
Certificate accounts	       52,174   2,879    5.52	    44,687  2,553  5.71
FHLB advances and federal
funds purchased	            25,680   1,423    5.54	    23,117	 1,231  5.33
Total interest-bearing
		liabilities	              97,890   4,765    4.87	    88,280	 4,244  4.81
Non interest-bearing
		liabilities	               1,223			                 		1,089
Total liabilities           99,113              				   89,369
Stockholders'equity		       12,710	              			   12,695
Total liabilities
and stockholders' equity  $111,823           			     $102,064

Net interest income			              $3,319              			   $3,014
Net interest rate
			spread						                               2.67%			           		   2.62%
Net earning assets		      $  9,361				               $  9,461
Net yield on average
interest-earning assets						                 3.09%		           			   3.08%

Average interest-earning
	assets to average
	interest-bearing
		liabilities	             109.56%               				  110.72%



                      								Year Ended June 30,
					                                 1998
				                          Avg    Int
				                          Out    Earned/ Yield/
                    							   Bal    Paid	  Rate
Interest-earning assets:
Loans (1)	                  $68,466   $5,523  8.07%
Securities available
			for sale	                  2,115	     131  6.18
Securities held to
		maturity	                  12,178	     759  6.24
FHLB stock	                     804	      63  7.84
Total interest-earning
assets (1)	                  83,563    6,476  7.75
Non interest-earning
			assets		                   3,982
Total assets                $87,545

Interest-bearing
		liabilities:
Savings deposits            $14,418	     361  2.50
NOW and MMDA accounts	        5,528    	 115  2.08
Certificate accounts	        38,861    2,280  5.87
FHLB advances and federal
funds purchased	             15,177    	 854  5.63
Total interest-bearing
		liabilities	               73,984    3,610  4.88
Non interest-bearing
		liabilities	                  967
Total liabilities            74,951
Stockholders' equity		       12,594
Total liabilities
and stockholders' equity   	$87,545

Net interest income	                  $2,866

Net interest rate
			spread			                                  2.87%

Net earning assets   		    $ 9,579
Net yield on average
interest-earning assets			               			  3.43%

Average interest-earning
		assets to average
		interest-bearing
			liabilities	            112.95%



(1)	Calculated net of deferred loan fees and costs and loans in process.

The following table presents the dollar amount of changes in interest income and interest expense for major components of interest-earning assets and interest-bearing liabilities. It distinguishes between the changes related to outstanding balances and those due to the changes in interest rates. For each category of interest-earning asset and interest-bearing liabilities, information is provided on changes attributable to (i) changes in volume (i.e., changes in volume multiplied by old rate) and (ii) changes in rate (i.e., changes in rate multiplied by old volume). For purposes of this table, changes attributable to both rate and volume, which cannot be segregated, have been allocated proportionately to the change due to volume and the change due to rate.


                                									Year Ended June 30,
                       							2000 vs. 1999           			1999 vs. 1998
                   								Increase		                  		Increase
                  								(Decrease)	    Total		        (Decrease)	 Total
                     								Due to	  	Increase	         Due to		   Increase
                  				  Volume  Rate 	(Decrease)	    Volume   	Rate (Decrease)
Interest-earning
assets:
Loans		            			  $725 	  $ 7     $732	        $1,224	 $(235)	 $989
Securities available
for sale				            	150   		(7)		   143		           18	    (7)	   11
Securities held to
maturity				            (159)	   89    		(70)      		  (126)	 (124) 	(250)
FHLB stock	          				 21	   	 0		     21			         	30	    	2	    32

Total interest-
earning assets			       $737	   $89	    $826		       $1,146 	$(364) 	$782

Interest-bearing
liabilities:
Savings deposits	     $  (8)   $ 3	    $ (5)		      $   (5)	$  (2)	 $ (7)
NOW and MMDA accounts		  (2)   	10		      8			         	14    (23)  	 (9)
Certificate accounts	  	414	   (88)	   	326			         334	   (61)  	273
FHLB advances and
federal funds purchased	141   		51	    	192		      	   425	   (48)  	377

Total interest-bearing
liabilities				        $545	  $(24)	    521			        $768 	$(134)  	634

Net interest income						              $305						                   $148



Financial Condition

General

Total assets increased $7.13 million or 6.9%, from $103.70 million at June 30, 1999 to $110.83 million at June 30, 2000. The increase in total assets was primarily the result of a $5.4 million increase in net loans and $1.8 million increase in cash and cash equivalents. Funding for the asset growth primarily came from $9.7 million of increased deposits and $.67 million of net income, offset by a $3.8 million decrease in FHLB advances.

Cash and Cash Equivalents

Cash and cash equivalents, consisting of cash, interest-bearing deposits and federal funds sold increased $1.80 million from $.94 million at June 30, 1999 to $2.74 million at June 30, 2000 due to normal fluctuations in these accounts.

Securities

Securities available for sale and held to maturity decreased $.327 million or 3.1% from $10.7 million at June 30, 1999 to $10.4 million at June 30, 2000. This decrease was primarily due to sales of securities totaling $.9 million, principal repayments on mortgage backed securities totaling $1.7 million, net amortization of securities purchase premiums of $.1 million and net decrease in unrealized loss on securities of $.1 million offset by purchases of securities of $1.1 million and the internal reclassification of certain securities from loans. At June 30, 2000, the Company had classified approximately $5.6 million or 54% of its securities as available for sale and approximately $4.8 million or 46% of its securities as held to maturity.

Loans, Net

Net loans increased $5.38 million, or 6.12%, from $87.90 million at June 30, 1999 to $93.28 million at June 30, 2000. This increase, net of $5.3 million of loans sold, was primarily the result of increased demand and expanded market area for residential mortgages in conjunction with continuing efforts in origination of home equity and mortgage-backed commercial loans along with increased participations in commercial loans.

Deposits

Deposits increased $9.70 million, or 15.10%, from $64.23 million at June 30, 1999 to $73.93 million at June 30, 2000. The Association actively continues pursuing a deposit retention and growth program including public fund deposits. The program offers more competitive special short-term and long-term certificates of deposit. Monitoring of local market rates, special certificate offerings and wholesale alternatives will continue to be utilized as management focuses on viable funding sources.

Stockholders' Equity

Stockholders' equity increased $.25 million from $12.57 million at June 30, 1999 to $12.82 million at June 30, 2000. This increase was primarily the result of net income of $667,000 and employee benefit plan stock allocations and vesting of $145,000 offset by treasury stock purchases of $324,000 and cash dividends of $174,000.

Results Of Operations

2000 Compared with 1999

General

Net income increased $70,000 or 11.7% from $597,000 in 1999 to $667,000 in 2000. The increase in net income is due primarily from increased net interest income of $305,000 offset by increased non-interest expenses including loan loss provisions of $110,000 and increased income taxes of $35,000.

Net interest income

Net interest income increased $305,000 from $3.01 million in 1999 to $3.32 million in 2000. The increase was due primarily to $9.5 million of higher average interest-earning assets augmented by a higher net interest yield during 2000 of .01% from 3.08% in 1999 to 3.09% in 2000.

Interest Income

Interest income increased $826,000 from $7.26 million for 1999 to $8.08 million for 2000. The increase was the result of $9.37 million of higher average balances in loans during the year and by $.14 million of other securities (including FHLB stock) average balances. The increase in net volume added $737,000 to interest income and yield increases added $89,000. The yield on average interest-earning assets increased 11 basis points, from 7.43% in 1999 to 7.54% in 2000.

Interest Expense

Interest expense increased $521,000 from $4.24 million in 1999 to $4.76 million in 2000, primarily as a result of $414,000 of additional interest expense related to increased certificates of deposit and $141,000 of added expense related to increased FHLB advances. The average rate paid for interest-bearing liabilities increased 6 basis points from 4.81% in 1999 to 4.87% in 2000. The average balance of interest-bearing liabilities for fiscal 2000 was $97.89 million representing an increase of $9.61 million from $88.28 million for fiscal 1999.

Provision for Loan Losses

Provision for loan losses was $120,000 for the year ended June 30, 2000 and $70,000 for the year ended June 30, 1999. The Company maintains an allowance for loan losses based upon management's periodic evaluation of non-performing loans, inherent risks in the loan portfolio, economic conditions and past experience. Management does expect that as loan growth continues, additional provision for loan losses may be required.


During the quarter ended June 30, 2000, the Company became aware of certain circumstances related to a loan to a single borrower in which the Association had purchased a participation interest. The borrower has discontinued principal and interest payments on the loan and has filed for Chapter 11 bankruptcy protection. Under the terms of a plan, which has been accepted by the lead participant and the borrower and will be submitted to the bankruptcy court for approval, the collateral of this loan will be surrendered to the lead participant and will be sold. Management believes the proceeds from the sale of this collateral will be sufficient to repay principal and interest on the outstanding loans. As of June 30, 2000 management has classified this loan, totaling $1,013,175, as impaired and, in July of 2000, placed the loan on nonaccrual status.

Noninterest Income

Noninterest income increased $10,000 from $208,000 in 1999 to $218,000 in 2000 primarily resulting from increased other operating income.

Noninterest Expense

Noninterest expense increased $160,000 or 7.43% from $2.14 million in 1999 to $2.30 million in 2000. The increased expenditures are the result of increased compensation and benefits, occupancy and equipment and service bureau costs, offset by reduced FDIC insurance premiums and lower other operating expenses.

Income Taxes

Income tax expense increased $35,000 from $414,000 in 1999 to $449,000 in 2000, principally as a result of the increase in pretax income. The effective tax rate for 2000 was 40.2% versus 41.0% in 1999.

1999 Compared with 1998

General

Net income increased $53,000 or 9.7% from $544,000 in 1998 to $597,000 in 1999. The increase in net income is due primarily from increased net interest income of $148,000 offset by increased non-interest expenses of $108,000 and increased income taxes of $16,000.

Net Interest Income

Net interest income increased $148,000 from $2.87 million in 1998 to $3.01 million in 1999. The increase was due primarily to $14.18 million of additional average interest-earning assets offset by a decline in net interest yield during 1999 of .35% from 3.43% in 1998 to 3.08% in 1999.

Interest Income

Interest income increased $782,000 from $6.48 million for 1998 to $7.26 million for 1999. The increase was the result of $15.72 million of higher average balances in loans during the year offset by $1.54 million of reduced investment, mortgage-backed and other securities average balances. The increase in net volume added $1.15 million to interest income and was offset by a yield decrease of $364,000. The yield on average interest-earning assets decreased 32 basis points from 7.75% in 1998 to 7.43% in 1999.


Interest Expense

Interest expense increased $634,000 from $3.61 million in 1998 to $4.24 million in 1999, primarily as a result of $425,000 of additional interest expense related to increased FHLB advances and $334,000 of added expense related to increased certificates of deposit. The average rate paid for interest-bearing liabilities decreased 7 basis points from 4.88% in 1998 to 4.81% in 1999, a decrease of 1.4%. The average balance of interest-bearing liabilities for fiscal 1999 was $88.28 million representing an increase of $14.30 million from $73.98 million for fiscal 1998.

Provision for Loan Losses

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

Noninterest Income

Noninterest income increased $63,000 from $145,000 in 1998 to $208,000 in 1999, primarily from increased service charges and letter of credit fee income.

Noninterest Expense

Noninterest expense increased $110,000 or 5.2% from $2.03 million in 1998 to $2.14 million in 1999. The increased expenditures are the result of occupancy, service bureau costs and other operating expense. Other operating expenses increased $77,000 and was primarily attributable to Year 2000 conversion and training costs, increased maintenance and facility repairs along with increased professional and consulting services expenditures.
Other expenses that remained consistent were FDIC insurance and advertising expenditures.

Income Taxes

Income tax expense increased $16,000 from $398,000 in 1998 to $414,000 in 1999, principally as a result of the increase in pretax income. The effective tax rate for 1999 was 41.0% versus 42.2% in 1998.

Liquidity And Capital Resources

The Association's primary sources of funds consist of deposits, repayment and prepayment of loans and mortgage-backed securities, maturities of securities and temporary cash investments, and funds provided by operations. While scheduled loan and mortgage-backed securities repayments and maturities of securities are predictable sources of funds, deposit flows and loan and mortgage-backed securities prepayments are significantly influenced by the general level of interest rates, economic conditions and competition. Sobieski Federal uses its liquidity resources to fund existing and future loan commitments, purchase securities, fund maturing certificates of deposit and other savings deposit withdrawals, to invest in other interest-earning assets, maintain liquidity, and meet operating expenses. Management believes that loan and security repayments and other sources of funds will be adequate to meet Sobieski Federal's current liquidity needs.


As a federal savings association, the Association is required to maintain liquid assets of 4% of its withdrawable deposits plus short-term borrowings. At June 30, 2000, the Association was in compliance with OTS liquidity requirements, having a ratio of 21.7%.

The Association is required by the OTS to meet minimum capital requirements, which include tangible capital, core capital and risk-based capital requirements. The Association's actual capital as reported to the OTS at June 30, 2000 exceeded all three requirements. The following chart sets forth the actual and required minimum levels of regulatory capital for the Association under applicable OTS regulations as of June 30, 2000 (dollars in thousands):

        					Actual		Percent		Required	Percent		Excess

Core		    	$	10,073 		9.23%  	$	4,367		  4.0%	 $	5,706
Tangible		  	10,073	 	9.23	    	1,637	  	1.5	 	 	8,436
Risk-based			10,468		16.94		    4,945		  8.0 			 5,523

The OTS has proposed to increase the minimum required core capital ratio from the current 3% level to a range of 4% to 5% for all but the most highly rated financial institutions. While the OTS has not taken final action on such proposal, it has adopted a prompt corrective action regulation that classifies any savings institution that maintains a core capital ratio of less than 4% (3% in the event the institution was assigned a composite 1 rating in its most recent report of examination) as "undercapitalized". As of June 30, 2000, the Association had a core capital ratio of 9.23% and met the requirement for a "well capitalized" institution.



REPORT OF INDEPENDENT ACCOUNTANTS


Shareholders and Board of Directors
Sobieski Bancorp, Inc.
South Bend, Indiana

We have audited the accompanying consolidated statement of financial condition of Sobieski Bancorp, Inc. and Subsidiary as of June 30, 2000 and the related consolidated statements of income, comprehensive income, changes in stockholders' equity and cash flows for the year ended
June 30, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The consolidated financial statements of Sobieski Bancorp, Inc. and Subsidiary as of June 30, 1999 and for each of the two years in the period then ended were audited by other auditors whose report dated September 7, 1999, expressed an unqualified opinion on those statements.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Sobieski Bancorp, Inc. and Subsidiary as of June 30, 2000 and the results of their operations and their cash flows for the year ended June 30, 2000 in conformity with generally accepted accounting principles.

As disclosed in Note 3, on October 1, 1999 the Company changed its method of accounting for derivative instruments and hedging activities to comply with new accounting guidance.


Crowe, Chizek and Company LLP

South Bend, Indiana
July 28, 2000


CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
June 30,  2000 and 1999



										                              	2000	             		1999
ASSETS
Cash and due from banks			         	$	2,049,769		        $	773,664
Interest-bearing deposits in
other financial institutions			         688,291	      	    165,940
Total cash and cash equivalents		     2,738,060	      	    939,604
Securities available for sale		       5,621,083		        3,020,327
Securities held to maturity
(fair value of $4,614,324 and
$7,588,200, respectively)		         		4,756,547		        7,684,493
Loans, net of allowance for
loan losses of $395,000
in 2000 and $310,000 in 1999	    	   93,280,665	      	 87,899,960
Federal Home Loan Bank
stock, at cost						                  1,499,800		        1,325,800
Accrued interest receivable       				  589,198      		    578,685
Property and equipment, net		       		1,868,802	      	  1,887,169
Other assets							                     478,942		          361,903

Total assets			             		   $  110,833,097	      $103,697,941

LIABILITIES AND
STOCKHOLDERS' EQUITY
Liabilities
Deposits	                    						$	73,928,167	      $ 64,231,053
Federal funds purchased				         	 1,400,000		        1,000,000
Federal Home Loan Bank advances		    21,500,000		       25,250,000
Advances from borrowers for
taxes and insurance						               337,294      		    292,291
Accrued interest payable		          	   388,354      		    114,762
Accrued expenses and other
liabilities								                     463,675	           237,552
Total liabilities		           			    98,017,490	      	 91,125,658

Stockholders' equity
Preferred stock, $.01 par value:
500,000 shares authorized;
	  none issued						                      	-	             				-
Common stock, $.01 par value:
3,500,000 shares authorized;
	  966,000 shares issued;
	  713,200 and 740,700 shares
	  outstanding,
	  respectively						                    	9,660			           9,660
Additional paid-in capital		        		9,252,680      		  9,250,990
Retained earnings, substantially
restricted						                    		7,812,384	      	  7,318,955
Accumulated other comprehensive
income (loss)						                  	 (100,744)     		    (30,420)
Treasury stock, at cost, 252,800
and 225,300 shares, respectively 	   (3,508,846)     		 (3,184,409)
Unearned Recognition and
Retention Plan (RRP)
 shares; 20,629 and 25,898
 shares, respectively		            			 (286,434)	     	   (360,730)
Unallocated Employee Stock
Ownership Plan (ESOP)
shares; 36,309 and 43,176
shares, respectively		             			 (363,093)     		   (431,763)
Total stockholders' equity		  	      12,815,607	      	 12,572,283

Total liabilities and
stockholders' equity			          	 $110,833,097	      $103,697,941




CONSOLIDATED STATEMENTS OF INCOME
Years ended June 30, 2000, 1999 and 1998



									                       2000		        1999      			1998
Interest income:
Loans						                 	$7,243,426	   $6,511,633   	$5,523,327
Securities - taxable			         754,799		     645,193	      909,505
Interest-bearing deposits		      52,609		      83,405	      	43,812
Securities  - tax exempt		       32,635		      18,101		          -
Total interest income	  	     8,083,469	    7,258,332	    6,476,644

Interest expense:
Interest on deposits		        3,341,665	    3,013,634   	 2,755,923
Interest on borrowings			     1,423,265	    1,231,016	      854,515
Total interest expense			     4,764,930	    4,244,650   	 3,610,438


Net interest income			        3,318,539	    3,013,682	    2,866,206

Provision for loan losses		     120,000	    	  70,000	      	40,000


Net interest income after
provision for loan losses	  	 3,198,539	    2,943,682   	 2,826,206

Non-interest income
Fees and service charges		      203,912	    	 204,050	      118,005
Gain (loss) on sales of
securities						                (16,823)		         	-		     	19,728
Other income	               					30,785    		   4,286      		 6,958
Total non-interest income		     217,874	    	 208,336	      144,691

Non-interest expense
Compensation and benefits		   1,214,817	    1,068,116	    1,081,322
Occupancy and equipment			      355,966	    	 337,024	      300,818
Federal deposit insurance
premiums						                   26,226	    	  38,445	      	36,796
Advertising and promotion	  	    44,302    		  41,756	      	43,263
Service bureau expense		        156,052		     122,529	      110,443
Other operating expenses		      503,309	    	 533,626	      456,206
Total non-interest expense	 	 2,300,672	    2,141,496	    2,028,848

Income before income taxes		  1,115,741	    1,010,522	      942,049

Income taxes					               448,512		     414,000	      398,000


Net income		          			    $  667,229	    $ 596,522	   $  544,049

Basic earnings per
common share		                			$	1.00	      	$	.86		       $	.76

Diluted earnings per
common share				                	$	1.00		      $	.85		       $	.75



CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Years ended June 30, 2000, 1999 and 1998



                      									2000         		1999		          1998

Net income					             $	667,229     		$	596,522		     $	544,049

Other comprehensive
income (loss):
Unrealized gains (losses)
on securities
available for sale			        (114,849)      		(41,217)		       22,753
Net cumulative effect of
adoption of SFAS 133			       (18,424)		         	-				           -
Reclassification adjustments
for (gains)losses included
in net income		            			 16,823			         	-			        (19,728)
Tax effects						              46,126			       16,326       		 (1,198)
Total other comprehensive
income (loss)					            (70,324)     		 (24,891)		        1,827


Comprehensive income	      	$	596,905	     	$	571,631      		$	545,876



CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
Years ended June 30, 2000, 1999 and 1998

                                   								  			  		  Accumulated
					                             Addl	         		        Other
	  	  		           	 Common      Paid-in    Retained  Comprehensive Treasury
             		  			 Stock       Capital    Earnings  Income (Loss) Stock
Balance July 1,1997  $ 9,660  $ 9,147,176 $6,670,543 $ (7,356)     $(2,385,519)
Net income	               -	        	   -	   544,049      		-		         -
Cash dividends
($.32 per share)		        -	       	   -    (251,172)	     	-		         -
7,550 common shares
	committed to be
	released under
		the ESOP	               -	       68,517	 	       -      		-		         -
4,528 shares issued
	to vested
	Recognition and
	Retention Plan
	participants	            -	        1,401		        -	      	-		         -
Net unrealized
	appreciation
	of available
for sale securities	      -  	        -		          -	   1,827		         -

Balance June 30,1998   9,660    9,217,094  6,963,420   (5,529)      (2,385,519)
Net income		               -		          -	   596,522 	    -	 	         -
Cash dividends
($.32 per share)	          -		          -  	(240,987)	    -		         -
Purchase of treasury
stock, 54,300 shares	      -		          -		       -		     -	          (798,890)
7,209 common shares
committed to be
released under the
			ESOP		                 -	       34,489		       -	      	-		         -
5,022 shares issued
	to vested
	Recognition and
	Retention Plan
	participants	            -	         (593)	       -      		-		         -
Net unrealized
	depreciation
	of available
for sale securities	       -	          -		         -   (24,891)		         -
Balance June 30,1999	   9,660   9,250,990  7,318,955   (30,420)     (3,184,409)


					                            Unallocated
                      								   Employee
                        							  Stock
				                Unearned     Ownership     Total
	  	                RRP	         Plan	      Stockholders'
     		             Shares	      Shares	        Equity
Balance July 1,1997  $(494,359)  $(579,350)   $12,360,795
Net income	                 -		     -		           544,049
Cash dividends
($.32 per share)    		      -		     -	           (251,172)
7,550 common shares
	committed to be
	released under
		the ESOP			               -	      75,502     	  144,019
4,528 shares issued
	to vested
	Recognition and
	Retention Plan
	participants	          63,476		     -		           64,877
Net unrealized
	appreciation
	of available
for sale securities          -		     -		            1,827

Balance June 30,1998  (430,883)   (503,848)    12,864,395

Net income		                 -		     -		          596,522
Cash dividends
($.32 per share)	            -		     -		         (240,987)
Purchase of treasury
stock, 54,300 shares	      	 -		     -	          (798,890)
7,209 common shares
committed to be
released under the
			ESOP		                  -	      	72,085		      106,574
5,022 shares issued
	to vested
	Recognition and
	Retention Plan
	participants	         70,153		       -		          69,560
Net unrealized
	depreciation
	of available
for sale securities         -		      -	           (24,891)

Balance June 30,1999  (360,730)   (431,763)    12,572,283



CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
Years ended June 30, 2000, 1999 and 1998

                                     								  			  		  Accumulated
					                              Addl			                Other
	  	  		           	 Common      Paid-in    Retained  Comprehensive Treasury
             		  			 Stock       Capital    Earnings  Income (Loss) Stock

Balance June 30,1999 $ 9,660  $9,250,990  $7,318,955 $ (30,420)    $(3,184,409)
Net income		               -	          -	    667,229		       -		         -
Cash dividends
($.32 per share)	          -	          -   	(173,800)	       -		         -
Purchase of
	treasury stock,
	27,500 shares		           -	          -     		   -		         -		     (324,437)
6,867 common shares
	committed to be
	released under
		the ESOP	                -       8,823	          -		         -		         -
5,269 shares issued
	to vested
	Recognition and
	Retention Plan
	participants		            -      (7,133)	         -		         -		         -
Net unrealized
	depreciation
	of available
for sale securities	       - 	       -	           -    (70,324)           -

Balance June 30,2000 $ 9,660  $9,252,680  $7,812,384 $(100,744)    $(3,508,846)



               					              Unallocated
                        								  Employee
                        								  Stock
				                 Unearned     Ownership     Total
	  	                 RRP	         Plan	      Stockholders'
      		             Shares	      Shares	      Equity
Balance June 30,1999 $(360,730)  $(431,763)   $12,572,283
Net income		                 -     	     -    		  667,229
Cash dividends
($.32 per share)	            -	    	     -    		 (173,800)
Purchase of treasury
stock, 27,500 shares	      	 -		         -	      (324,437)
6,867 common shares
committed to be
released under the
			ESOP	                     -		    68,670	    	   77,493
5,269 shares issued
	to vested
	Recognition and
	Retention Plan
	participants           74,296		        -		        67,163
Net unrealized
	depreciation
	of available
for sale securities	         -	   	     -         (70,324)
Balance June 30,2000 $(286,434)  $(363,093)   $12,815,607



CONSOLIDATED STATEMENTS OF CASH FLOWS
Years ended June 30, 2000, 1999 and 1998



                                 											2000		     1999		     1998
Cash flows from operating
activities
Net income                       								$	667,229	 $	596,522	 $	544,049
Adjustments to reconcile net
income to net cash from
operating activities
Depreciation								                       113,401  		109,662		  119,130
Provision for loan losses		             			120,000  		 70,000		   40,000
Gain on sale of real estate owned, net	   	(14,652)     		-	    	 (2,521)
(Gain) Loss on sale of securities			        16,823		      -		    (19,728)
Loss on sale of loans 						                29,296	     		-	       		-
Deferred income taxes			                			(40,634)  	(67,200)	  (29,000)
Release of Employee Stock
Ownership Plan shares				                		 77,493  		106,574	  	144,019
Vesting of Recognition and
Retention Plan shares						                 67,163		   69,560	  	 64,877
Amortization of premiums
and accretion of
discounts, net		                     						104,074	  	106,744		  110,082
Net change in
Accrued interest receivable           					(10,513)  	(66,324)  	(95,720)
Other assets			                       					 (3,720)  (185,111)  	(19,712)
Accrued interest payable			              		273,592		   26,556		   17,449
Accrued expenses and other
liabilities								                       	226,123	  	 35,458		   47,969
Net cash from operating
activities								                       1,625,675	  	802,441  		920,894

Cash flows from investing
activities
Proceeds from maturity of
certificate of deposit		                  					-	      		-	     	198,000
Proceeds from maturity of securities			        -     	500,000  		800,000
Proceeds from sales of securities	       		973,369	    		-	    1,787,983
Purchase of securities				            	 (1,158,358) (2,800,952)	   	-
Principal reductions of
mortgage-backed securities	         			  1,657,561	  2,489,049  2,294,799
Net increase in loans 		            			(12,288,583)(11,257,329)(15,782,380)
Proceeds from sale of real
estate owned								                        66,721		        -		    177,951
Proceeds from sales of loans			          5,297,225	      	  -		     		-
Purchase of property and equipment      			(95,034)	   (73,325)   	(14,326)
Purchase of Federal Home Loan
Bank stock								                        (174,000)   (403,300)   (286,500)
Net cash from investing activities	   	 (5,721,099)(11,545,857)(10,824,473)

Cash flows from financing activities
Net change in deposits					              9,697,114	  3,713,807   1,130,616
Increase (decrease) in
advances from borrowers for
taxes and insurance				                 			 45,003	   	(82,336)	   114,188
Increase in federal funds purchased		     	400,000	  1,000,000			      -
Federal Home Loan Bank advances			      10,000,000  14,500,000	 31,600,000
Federal Home Loan Bank payments		     	(13,750,000) (7,700,000)(22,650,000)
Purchase of treasury stock				            (324,437)   (798,890)      		-
Cash dividends							                     (173,800)   (240,987)   (251,172)
Net cash from financing activities		     5,893,880  10,391,594   9,943,632
Net change in cash and cash
equivalents								                      1,798,456	   (351,822)	    40,053

Cash and cash equivalents
at beginning of year					                 	939,604	  1,291,426	   1,251,373

Cash and cash equivalents
at end of year		               				    $ 2,738,060  	$	939,604	 $ 1,291,426



CONSOLIDATED STATEMENTS OF CASH FLOWS
Years ended June 30, 2000, 1999 and 1998




                                											2000	      	1999	       	1998
Supplemental disclosures of cash
flow information
	Cash paid for:
		Interest					                          $4,492,338	  $4,221,655	  $3,592,989
		Income taxes			                      		   490,000	     577,588 	    360,000

Transfer of:
	Loans to real estate owned			              	80,229		        -	       164,393
	Land to land held for sale				                 	-		      53,896	     	  -
	Securities held to maturity to
	securities available for sale		          2,599,416	       		-		        	-
	Securities available for sale to
	securities held to maturity 		             554,389       			-	        		-



NOTE 1 -  ORGANIZATION AND ACCOUNTING POLICIES

The following is a summary of the significant accounting policies followed in the preparation of the consolidated financial statements of Sobieski Bancorp, Inc. and its subsidiary (individually and collectively referred to as "Sobieski" or the "Company"), Sobieski Federal Savings and Loan Association of South Bend (the "Association").

Nature of Operations and Industry Segments: Sobieski is a savings and loan holding company. The Company's business is concentrated in the banking industry segment. The business of commercial and retail banking accounts for more than 90% of its revenues, operating income and assets. While the Company's chief decision makers monitor the revenue stream of various company products and services, operations are managed and financial performance is evaluated on a company-wide basis. Accordingly, all of the Company's banking operations are considered by management to be aggregated into one operating segment. The Association offers individuals and businesses a full range of banking services primarily in St. Joseph County, Indiana and in areas immediately surrounding known as Michiana.
The Association grants commercial, real estate and consumer loans to customers. The majority of loans are secured by business assets, commercial and residential real estate, and consumer assets. There are no foreign loans.

Organization: The Association is a federally chartered stock savings and loan association and as a member of the Federal Home Loan Bank System ("FHLB") is required to maintain an investment in the capital stock of the FHLB equal to at least 5% of outstanding advances. As of June 30, 2000 and 1999, Sobieski was in compliance with this requirement.

Principles of Consolidation: The consolidated financial statements include the accounts of Sobieski and its wholly-owned subsidiary. All significant intercompany balance and transactions have been eliminated in consolidation.

Use of Estimates in the Preparation of Financial Statements: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting period. Actual results could differ from those estimates. Certain estimates that are more susceptible to change in the near term include the allowance for loan losses and the fair value of securities and other financial instruments.


NOTE 1 -  ORGANIZATION AND ACCOUNTING POLICIES (Continued)

Securities: Management determines the appropriate classification of securities at the time of purchase. If management has the intent and the Company has the ability at the time of purchase to hold securities until maturity, they are classified as held to maturity and carried at amortized historical cost. Securities to be held for indefinite periods of time and not intended to be held to maturity are classified as available for sale and carried at fair value, with unrealized gains and losses reported in other comprehensive income (loss), net of tax. Securities classified as available for sale include securities that management intends to use as part of its asset/liability management strategy and that may be sold in response to changes in interest rates, resultant prepayment risk, and other factors.

Premiums and discounts on securities are recognized in interest income using the level yield method over the estimated life of the security.
Gains and losses on the sale of available for sale securities are determined using the specific identification method. Securities are written down to fair value when a decline in fair value is not temporary.

Loans: Loans that management has the positive intent and ability to hold for the foreseeable future or until maturity or payoff are reported at the principal balance outstanding, net of unearned interest, deferred loan fees and costs, and an allowance for loan losses. Interest income is reported on the interest method and includes amortization of net deferred loan fees and costs over the loan term. A majority of Sobieski's loan activity is with customers located in St. Joseph County in Northern Indiana with a concentration in single-family residential lending. Single-family residential loans comprised approximately 75.5% of the net loan portfolio as of June 30, 2000.

Generally, loans are collateralized by real estate. The loans are expected to be repaid from cash flow or proceeds from the sale of selected assets of the borrowers. Sobieski's policy for requiring collateral is dependent upon management's credit evaluation of the borrower.

Interest income is not reported when full loan repayment is in doubt, typically when payments are past due over 90 days, unless the loan is both well secured and in the process of collection. Payments received on such loans are reported as principal reductions.

Allowance for Loan Losses: The allowance for loan losses is a valuation allowance for probable credit losses, increased by the provision for loan losses and decreased by charge-offs less recoveries. Estimating the risk of loss and the amount of loss on any loans is necessarily subjective. Accordingly, management estimates the allowance balance required based on past loan loss experience, known and inherent risks in the portfolio, information about specific borrower situations and estimated collateral values, economic conditions, and other factors. Allocations of the allowance may be made for specific loans, but the entire allowance is available for any loan that, in management's judgment, should be charged-off. A problem loan is charged-off by management as a loss when deemed uncollectible, although collection efforts continue and future recoveries may occur.


NOTE 1 -  ORGANIZATION AND ACCOUNTING POLICIES (Continued)

Loan impairment is reported when full payment under the terms is not expected. Impairment is evaluated in total for smaller-balance loans of similar nature such as residential mortgage and consumer loans and on an individual loan basis for other loans. If a loan is impaired, a portion of the allowance is allocated so that the loan is reported, net, at the present value of estimated future cash flows using the loan's existing rate or at the fair value of collateral if repayment is expected solely from the collateral. Loans are evaluated for impairment when payments are delayed, typically 90 days or more, or when it is probable that all principal and interest amounts will not be collected according to the original terms of the loan.

Property and Equipment: Land is carried at cost. Property and equipment are carried at cost less accumulated depreciation and amortization. Depreciation and amortization are determined using the straight-line method based on the estimated useful lives of the applicable assets which range from 3 to 39 years. These assets are reviewed for impairment when events indicate that their carrying value may not be recoverable from future undiscounted cash flows. Maintenance, repairs and minor alterations are charged to expense. Major improvements are capitalized.

Real Estate Owned: Real estate acquired in settlement of loans is initially recorded at fair market value at the date of acquisition, establishing a new cost basis by a charge to the allowance for loan losses, and is subsequently carried at the lower of cost or net realizable value. Costs of improvements made to facilitate sale are capitalized; costs of holding the property are charged to expense. It is Sobieski's policy to provide valuation allowances for estimated losses whenever, based upon management's evaluation, a significant and permanent decline in value occurs.

Income Taxes: Sobieski and its subsidiary file consolidated federal and state income tax returns. Income tax expense is the total of the current year income tax due or refundable and the change in deferred tax assets and liabilities. Deferred tax assets and liabilities are the expected future tax amounts for the temporary differences between carrying amounts and tax bases of assets and liabilities, computed using enacted tax rates. A valuation allowance, if needed, reduces deferred tax assets to the amount expected to be realized.

Earnings Per Share: Basic earnings per common share is based on net income divided by the weighted average number of common shares outstanding during the period. ESOP shares are considered outstanding for earnings per common share calculations as they are committed to be released; unearned shares are not considered outstanding. RRP shares are considered outstanding for earnings per common share as they become vested. Diluted earnings per common share shows the dilutive effect of additional potential common shares issuable under stock options and nonvested shares issued under the RRP. Earnings and dividends per common shares are restated for all stock splits and dividends.

NOTE 1 -  ORGANIZATION AND ACCOUNTING POLICIES (Continued)

Comprehensive Income (Loss): Comprehensive income (loss) consists of net income and other comprehensive income (loss). Other comprehensive income (loss) includes the net changes in net unrealized gains and losses on securities available for sale, net of tax, which is also recognized as a separate component of stockholders' equity.

Stock Compensation: Expense for employee compensation under stock option plans is based on Accounting Principles Board ("APB") Opinion 25, with expense reported only if options are granted below market price at grant date. If applicable, disclosures of net income and earnings per share are provided as if the fair value method of Statement of Financial Accounting Standards (SFAS) No. 123 were used for stock-based compensation.

Employee Stock Ownership Plan: The Company accounts for its employee stock ownership plan (ESOP) in accordance with AICPA Statement of Position (SOP) 93-6. Under SOP 93-6, the cost of shares issued to the ESOP, but not yet allocated to participants, is presented in the consolidated statements of financial condition as a reduction of stockholders' equity. Compensation expense is recorded based on the market price of the shares as they are committed to be released for allocation to participant accounts. The difference between the market price and the cost of shares committed to be released is recorded as an adjustment to additional paid-in capital. Dividends on allocated ESOP shares reduce retained earnings; dividends on unearned ESOP shares reduce debt and accrued interest.

Cash and Cash Equivalents: For purposes of reporting cash flows, cash and cash equivalents is defined to include the Company's cash on hand and in other banks, federal funds sold, and interest-earning deposits in other financial institutions with maturities of 90 days or less. The Company reports net cash flows for customer loan and deposit transactions, federal funds and advances from borrowers for taxes and insurance.

Fair Values of Financial Instruments: Fair values of financial instruments are estimated using relevant market information and other assumptions. Fair value estimates involve uncertainties and matters of significant judgment regarding interest rates, credit risk, prepayments and other factors, especially in the absence of broad markets for particular items. Changes in assumptions or in market conditions could significantly affect such estimates.

Financial Instruments with Off-Balance Sheet Risk: The Company, in the normal course of business, makes commitments to extend credit which are not reflected in the consolidated financial statements.


NOTE 1 -  ORGANIZATION AND ACCOUNTING POLICIES (Continued)

Loss Contingencies: Loss contingencies, including claims and legal actions arising in the ordinary course of business, are recorded as liabilities when the likelihood of loss is probable and an amount or range of loss can be reasonably estimated. Management does not believe there are now such matters that will have a material effect on the consolidated financial statements at June 30, 2000 and 1999.

Derivatives: Under SFAS No. 133, all derivative instruments are recorded at their fair values. If derivative instruments are designated as hedges of fair values, both the change in the fair value of the hedge and the hedged item are included in current earnings. Fair value adjustments related to cash flow hedges are recorded in other comprehensive income and reclassified to earnings when the hedged transactions are reflected in earnings. Ineffective portions of hedges are reflected in income currently.

Reclassifications: Some items in prior year's consolidated financial statements have been reclassified to conform with the current presentation.


NOTE 2 - EARNINGS PER SHARE

A reconciliation of the numerators and denominators used in the computation of the basic earnings per common share and diluted earnings per common share is presented below:


                                 												 Year ended June 30,
									                                			2000      	1999		   1998
Basic earnings per common share
Numerator
	Net income		                       					$	667,229	$	596,522	$	544,049

Denominator
Weighted average common shares
outstanding								                       	730,514		 766,244 		795,099
Less:  Average unallocated ESOP shares		   (39,743)	 (46,781)	 (54,160)
Less:  Average non-vested RRP shares	     	(22,305) 	(27,423)	 (28,131)

Weighted average common shares
outstanding for basic earnings
per common share						                    	668,466	 	692,040		 712,808

Basic earnings per common share	        			$	1.00    	$	.86	   	$	.76


NOTE 2 - EARNINGS PER SHARE (Continued)

										                                  2000	    1999	    	1998
Diluted earnings per common share
Numerator
	Net income	                       						$	667,229	$	596,522	$	544,049

Denominator
Weighted average common shares
outstanding for basic earnings
per common share						                    	668,466	 	692,040 		712,808
Add:  Dilutive effects of assumed
exercises of stock options						                -		    4,967 		 12,339
Add:  Dilutive effects of average
non-vested RRP shares							                    -		    1,118		   2,852

Weighted average common shares and
dilutive potential common
shares outstanding		                  					668,466 		698,125 		727,999

Diluted earnings per common share        			$	1.00	   $	.85	   	$	.75


At June 30, 2000, stock options and non-vested RRP shares not considered in computing diluted earnings per share because they were antidilutive totaled 80,130 and 12,491.


NOTE 3 - SECURITIES

The amortized cost and estimated fair value of securities at June 30, 2000 are as follows:

                             											Available For Sale
                              										Gross     	Gross
                              										Unrealized	Unrealized
                     							Amortized	  Holding		  Holding 	    Estimated
						                     	Cost		      Gains		    Losses		     Fair Value
U.S. Government and
agency securities	     	$	2,000,000	    $	-	     $	(59,380)	    $	1,940,620
Mortgage-backed
securities					           3,718,880	     18,150	   (81,450)     		3,655,580
Marketable equity
securities					              24,883	     	-			          -	      		   24,883

                  						$	5,743,763   	$ 18,150 $	(140,830)    	$	5,621,083




NOTE 3 - SECURITIES (Continued)

                                											Held To Maturity
                               												Gross	      Gross
                                											Unrealized	 Unrealized
                    								Amortized     	Holding   		Holding 	    Estimated
                    								Cost         		Gains		     Losses	     	Fair Value
U.S. Government and
agency securities		     $	1,912,287	     $	2,241	    $	(41,279)	    $ 1,873,249
Municipal securities	    	1,003,608	      	1,379		      (8,985)	       	996,002
Mortgage-backed
securities				           	1,840,652		        	-		      (95,579)	      1,745,073

                  						$	4,756,547	     $	3,620  	$  (145,843)    	$ 4,614,324


The amortized cost and estimated fair value of securities at June 30, 2000, by contractual maturity are shown in the following table. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.


                    							Available For Sale     			Held To Maturity
                    							Amortized   	Estimated	   Amortized	 Estimated
                    							Cost	       	Fair Value  	Cost		     Fair Value
Due after one year
through five years	    	$	   -	         $	-		        $	692,870	  $	688,377
Due after five years
through ten years			     2,000,000       1,940,620	   	461,463		   455,563
Due after ten years			      	-		         	-		        1,761,562   1,725,311
Mortgage-backed
securities				          	3,718,880      	3,655,580	  1,840,652	  1,745,073
Marketable equity
securities					             24,883	         24,883		       	-			      -

                 						$	5,743,763      $5,621,083	$ 4,756,547	$ 4,614,324


The amortized cost and estimated fair value of securities at June 30, 1999 are as follows:


                            											Available For Sale
                             											Gross     	Gross
                              										Unrealized	Unrealized
                    							Amortized   	Holding	  	Holding     	Estimated
                    							Cost		       Gains	    	Losses		     Fair Value
U.S. Government and
agency securities	     	$	2,014,372	    $ 	-	    $	(18,253)	     $	1,996,119
Municipal securities    		  578,880	      	-		     (16,871)      		  562,009
Mortgage-backed
securities				           	  473,166	      	3		     (10,970)	      	  462,199

                  						$	3,066,418     	$	3	    $	(46,094)	     $	3,020,327


NOTE 3 - SECURITIES (Continued)

                              											Held To Maturity
                             										Gross       	Gross
                             										Unrealized 	Unrealized
                     							Amortized 	Holding	   	Holding 	    Estimated
                    		 					Cost	     	Gains	     	Losses		     Fair Value
U.S. Government and
agency securities		      $	200,000  	$	    -	    $	  (9,300)     $	190,700
Mortgage-backed
securities				           7,484,493  		50,603     		(137,596)  	  7,397,500

                 						$ 7,684,493 	$	50,603	    $	(146,896)  	$ 7,588,200

During the year ended June 30, 2000, proceeds from the sale of available for sale securities totaled $973,369 with gross realized losses of $16,823. There were no sales of securities held to maturity during the year ended June 30, 2000. There were no sales of available for sale or held to maturity securities during the year ended June 30, 1999. Proceeds from the sales of securities available for sale in 1998 totaled $781,420 with gross realized gains of $13,165. Proceeds from the sale of securities held to maturity in 1998 totaled $1,006,563 with a gross realized gain of $6,563. This security was within three months of maturity.

The mortgage-backed securities held by Sobieski consist primarily of FNMA, GNMA, SBA and FHLMC pass-through certificates which are issued by each of the respective agency programs, as sponsored by the United States Government.

As of October 1, 1999, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities." The Company does not have any derivative instruments nor does the Company have any hedging activities. As permitted by SFAS No. 133, the Company transferred securities with an amortized cost of $2,599,416 and a fair value of $2,580,992 from the held to maturity portfolio to the available for sale portfolio.
None of these securities were sold within six months of the transfer.
The Company also transferred securities with an amortized cost of $577,512 and a fair value of $554,389 from the available for sale to the held to maturity portfolio.

NOTE 4 - LOANS, NET

Loans consist of the following:
                                       														June 30,
                                   												2000			        1999
Mortgage loans:
Secured by one-to-four family properties	   $	70,428,533	   $	68,325,457
Commercial and other properties					           6,700,172	    	 5,610,435
                                  												77,128,705		    73,935,892
Commercial loans:
Commercial loans	                      							 3,598,839    		 4,268,448
Commercial loans - participations	         			 8,844,474	    	 6,990,082
                                  												12,443,313    		11,258,530
Consumer loans:
Home equity				                         						 3,564,479    		 2,901,955
Other											                                 539,168		       113,583
                                  												 4,103,647    		 3,015,538
                                  												93,675,665    		88,209,960

Less:  allowance for loan losses				            (395,000)   		  (310,000)

                                 											$	93,280,665	   $	87,899,960

Certain directors and executive officers of the Company and the Association, including their associates and companies in which they are principal owners, were loan customers of the Association. The following is a summary of loans exceeding $60,000 in the aggregate to these individuals and their associates.


                													2000	   		1999
	Balance at July 1							$	785,544		$	846,138
	New loans							       			157,814   				-
	Repayments									      	(76,627)		(60,594)
	Other changes, net								(47,804)  			-
	Balance at June 30						$	818,927		$	785,544


During 2000, the Company sold certain loans with a principal balance of $5,326,521 out of portfolio on the secondary market. Proceeds from the sale of such loans were $5,297,225.


NOTE 4 - LOANS, NET (Continued)

The following is a summary of activity in the allowance for loan losses:

                        												Years Ended June 30,
                     											  2000	     1999	    1998
	Balance, beginning of year			$	310,000	$	240,000	$	200,000
	Provision charged to expense			120,000		  70,000		  40,000
	Gross Charge-offs	        					(35,000)     		-			     -

	Balance, end of year	     			$	395,000	$	310,000	$	240,000


Nonaccrual loans totaled approximately $237,000, $182,000 and $188,000 at June 30, 2000, 1999 and 1998, respectively.

Information regarding impaired loans follows:

                                   													2000	      	1999
	Year end loans with no allowance for
	  loan losses allocated				              		$	1,013,175    	$	-
	Year end loans with allowance for
	  loan losses allocated							                  93,147	    $	-
	Total impaired loans				                 		$	1,106,322    	$	-
	Amount of allowance allocated to
	these loans	                          									$	9,315    	$	-
	Average balance of impaired loans
	during the year						                   		$ 	  276,581	    $	-
	Cash basis interest income
	recognized during impairment                 				$		-		    $	-
	Interest income recognized during
	impairment							                        		$	   25,217	    $	-


During the quarter ended June 30, 2000, the Company became aware of certain circumstances related to a loan to a single borrower in which the Association had purchased a participation interest. The borrower has discontinued principal and interest payments on the loan and has filed for Chapter 11 bankruptcy protection. Under the terms of a plan, which has been accepted by the lead participant and the borrower and will be submitted to the bankruptcy court for approval, the collateral of this loan will be surrendered to the lead participant and will be sold. Management believes the proceeds from the sale of this collateral will be sufficient to repay principal and interest on the outstanding loans. As of June 30, 2000 management has classified this loan, totaling $1,013,175, as impaired and, in July of 2000, placed the loan on nonaccrual status.


NOTE 5 -  PROPERTY AND EQUIPMENT

Property and equipment and related accumulated depreciation and amortization consisted of the following:

                                            															June 30,
                                      														2000	           	1999
	Land                                 								$  	121,787		   $  	121,787
	Office buildings					                      		  1,698,771		     1,698,771
	Leasehold improvements				                    			 71,481	   	     71,481
	Furniture and equipment						                   	718,561		       629,447
												                                    2,610,600		     2,521,486
	Less: Accumulated depreciation
	and amortization							                         (741,798)	      (634,317)

	Property and equipment, net				              $ 1,868,802	    $ 1,887,169



NOTE 6 - DEPOSITS

Deposits consisted of the following:

                                    													June 30,
                                 										2000					          1999
                                   												Percent			        	Percent
                              							Amount 	  of Total	Amount	   of Total
NOW and money market accounts  	$ 	6,068,352		   8.2%	    5,596,283	  8.7%
Passbook accounts				             13,685,664	   18.5	    14,350,716  22.4
Certificates of deposit and
  IRA accounts					               54,174,151	   73.3	    44,284,054  68.9

	Total					                   	$  73,928,167	  100.0%   $64,231,053 100.0%


The aggregate amount of certificates of deposit and IRA accounts with a minimum denomination of $100,000 was approximately $15,290,600 and $4,293,000 at June 30, 2000 and 1999, respectively.


NOTE 6 - DEPOSITS (Continued)


At June 30, 2000, scheduled maturities of certificates of deposit and IRA accounts for the years ending June 30, are as follows:

	2001	$	23,274,746
	2002		24,370,904
	2003		 3,869,007
	2004		 2,615,102
	2005		    44,392

	Totals	$	54,174,151


NOTE 7 - FEDERAL HOME LOAN BANK ADVANCES

At June 30, 2000, outstanding Federal Home Loan Bank advances consisted of fixed and variable rate advances aggregating $21,500,000 with interest rates ranging from 4.90% to 7.31% and maturity dates ranging from 2001 to 2009.

The advances are required to be repaid in the year ending June 30, as follows:

	2001	$	1,000,000
	2002		-
	2003		3,000,000
	2004		-
	2005		3,000,000
	Thereafter 14,500,000

	 		$  21,500,000

At June 30, 1999, outstanding Federal Home Loan Bank advances consisted of fixed and variable rate advances aggregating $25,250,000 with interest rates ranging from 4.9% to 5.49% and maturity dates ranging from 2000 to 2009.

The advances are collateralized by all qualifying mortgage loans totaling approximately $67,871,000 at June 30, 2000 and U.S. Treasury and Agency securities and mortgage-backed securities issued or guaranteed by the Federal Home Loan Mortgage Corporation, the Federal National Mortgage Association, the Small Business Association or the Government National Mortgage Association totaling approximately $9,349,000 at June 30, 2000.


NOTE 8 - INCOME TAXES

Income taxes consist of the following:

           											Years Ended June 30,
          										2000		    1999		    1998
	Federal:
		Current						$	361,260	 $	407,200		$	332,000
		Deferred 						(14,594)  	(67,200)	 	(29,000)
       										346,666	  	340,000	 		303,000
	State			   					101,846  		 74,000	 		 95,000

		Total			  			$	448,512 	$	414,000		$	398,000


The provision for income taxes differs from the expected amounts
(computed by applying the federal statutory corporate income tax rate of 34% to income before income taxes) as follows:

												Years Ended June 30,
										2000		1999		1998
Computed statutory tax provision	$	379,352	$	343,600	$	320,300
State income taxes, net of federal
income tax benefit						 67,200		 48,800		 62,700
Non-deductible portion of
ESOP contributions						  3,000		 11,700		 23,300
Tax-exempt interest						 (8,600)	 (5,100)		-
Business meals and entertainment		  3,600		  3,400		  2,900
Officers' life insurance				  2,600		 10,600		    -
Other, net								  1,360		  1,000		(11,200)

									$	448,512	$	414,000	$	398,000

	Effective tax rate						40.2%		41.0%		42.2%



NOTE 8 - INCOME TAXES (Continued)

The components of the net deferred tax asset at June 30, 2000 and 1999 were as follows:
														June 30,
												2000			1999
Deferred tax asset (liabilities):
Deferred loan costs							$	 (5,748)	$	(6,600)
Allowance for loan losses						134,300		   105,400
Tax bad debt deductions							(33,735)	   (50,600)
Depreciation and amortization					  3,246		     5,200
Net unrealized depreciation of
available for sale securities					 41,712		    15,671
Originated mortgage servicing rights			(22,936)		   -
Deferred income										-		     8,600
Accrued benefits								 27,081			12,400
Other, net										 (8,414)		 4,801

Net deferred tax asset						$	135,506		$	94,872


Federal income tax laws provided savings associations with additional bad debt deductions through 1987, totaling $875,000 for the Association. Accounting standards do not require a deferred tax liability to be recorded on this amount, which liability otherwise would total $350,000 at June 30, 2000 and 1999. If the Association was liquidated or otherwise ceased to be a savings association or if tax laws were to change, the $350,000 would be recorded as expense.


NOTE 9 -BENEFIT PLANS

Defined Contribution Plan:

Sobieski has a defined contribution retirement plan under Section 401(k) of the Internal Revenue Code. Substantially all employees of Sobieski are eligible to participate in the plan. Under the plan, Sobieski matches a percentage of participating employee contributions and may also provide an additional annual discretionary contribution. Retirement plan expense for the years ended June 30, 2000, 1999 and 1998 was $12,367, $14,562 and
$6,781, respectively.

Employee Stock Ownership Plan:

Sobieski has an ESOP for the benefit of Sobieski employees who meet certain eligibility requirements including having completed 1,000 hours of credited service within a twelve-month period with Sobieski. The ESOP trust acquired 77,280 shares of Sobieski's common stock with proceeds from a loan from Sobieski. The Association makes cash contributions to the ESOP on a semi-annual basis in amounts sufficient to enable the ESOP trustee to make its required debt service payments to Sobieski.


NOTE 9 -BENEFIT PLANS (Continued)

The promissory note payable to Sobieski by the ESOP trustee bears interest at 7.78% with interest and principal payments due in twenty-four (24) consecutive semi-annual installments on the last day of June and December continuing until December 31, 2006. The note is collateralized by the unallocated shares of Sobieski's common stock held by the ESOP.

As the ESOP promissory note is repaid, shares of Sobieski's common stock are released from collateral and allocated to qualified ESOP participants based on the proportion of debt service paid during the period to total debt service. Sobieski accounts for the ESOP in accordance with AICPA Statement of Position 93-6. Accordingly, the unallocated shares pledged as collateral are reported as a reduction of stockholders' equity in the consolidated statements of financial condition. As shares are committed for release from collateral, the Association records contribution expense equal to the average market value of the released shares, and the released shares become outstanding for earnings per common share computations. Contribution expense related to the ESOP was $77,493 , $106,574 and $144,019 for the years ended June 30, 2000, 1999 and 1998, respectively. During 2000, participants withdrew 3,206 allocated shares from the plan.

Following is a summary of shares held by the ESOP trust as of June 30, 2000 and 1999:

													2000		1999

	Allocated shares								37,765		34,104
	Unreleased shares								36,309		43,176

	Total ESOP shares								74,074		77,280

	Fair value of unreleased shares at year end	$	390,321	$	620,655

Supplemental Retirement Plans:

Effective July 1, 1998, Sobieski established supplemental retirement plans for its directors and certain of its officers. These plans generally provide for the payment of supplemental retirement benefits over a period of ten (10) years, beginning with the later of (a) the officer's or director's attainment of a specified retirement age; or (b) upon termination of the officer's employment or the director's termination as a member of the Board of Directors subject to certain vesting conditions with payments to be made at the specified retirement age. Sobieski has established a liability in the amount of the present value of vested officer and director benefits under these plans. Sobieski also maintains life insurance contracts on the officers and directors. Compensation expense associated with these supplemental retirement plans aggregated $33,721 and $36,583 for the years ended June 30, 2000 and 1999.


NOTE 9 - BENEFIT PLANS (Continued)

Recognition and Retention Plan (RRP):

Under the RRP, an aggregate of 38,640 shares of Sobieski's common stock have been reserved for the awarding to directors, officers and employees. Awards of common stock granted under the RRP vest in five equal annual installments beginning on the first anniversary of the date of award and are subject to forfeiture in the event the recipient terminates employment with Sobieski for any reason other than death or disability. RRP shares become free of all restrictions and are distributed to recipients on the date on which they vest. As of June 30, 2000 and 1999, an aggregate of 30,502 and 27,372 shares, respectively, of Sobieski's common stock, with a market value of $374,794 and $338,753, respectively, at the respective dates of grant, have been awarded under the RRP. Expense recognized for the years ended June 30, 2000, 1999 and 1998 related to the award of RRP shares was $74,296, $70,153 and $63,476, respectively.

Stock Option Plan:

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

The following is a summary of the activity with respect to Sobieski's Stock Option Plan for the three years ended June 30, 2000.

													Weighted-Average
										Number of	Exercise Price
											Shares	Per Share

	Outstanding, July 1, 1997				52,800	$	12.58
		Granted								11,500		19.21

	Outstanding, June 30, 1998				64,300		13.77
		Granted								 4,830		13.13
		Forfeited							  (300)		12.63

	Outstanding, June 30, 1999				68,830		13.58
		Granted								12,000		11.63
		Forfeited							  (700)		12.63

	Outstanding, June 30, 2000				80,130		13.30


NOTE 9 - BENEFIT PLANS (Continued)

Options outstanding and exercisable at June 30, 2000 were as follows:

								Outstanding				Exercisable
						Weighted
						Average					Weighted	Weighted
						Remaining				Average		Average
Exercise				Contractual				Exercise	Fair Value
Price		Number		Life		Number		Price		of Grants

11.625		12,000		9.33		-		$	11.63	$	2.07
12.500		19,320		6.18		11,592		12.50		3.81
12.625		32,480		5.32		26,584		12.63		3.58
13.125		4,830		8.56		   966		13.13		3.70
18.125		7,500		7.33		 3,000		18.13		5.43
21.250		4,000		7.73		 1,600		21.25		6.18

			80,130		6.63		43,742	$	13.30

The fair value of each option grant is estimated on the date of grant using the Black-Scholes Option-Pricing Model using the following assumptions:

Risk free interest rate:	4.94% to 6.25%
Expected stock price volatility rate: 	17.82% to 24.62%
Expected option life:	7 years
Expected dividends: 1.71% to 2.80%

Pro forma net income and earnings per share, reported as if compensation expense had been recognized under the fair value provisions of SFAS No. 123, "Accounting For Stock-Based Compensation", for Sobieski's stock option plan, were as follows for the years ended June 30:

											2000	1999	     1998

Net income as reported				$	667,229	$	596,522	$	544,049
Pro forma net income					619,223		569,400		519,500

Basic earnings per share as reported		1.00		.86		.76
Pro forma basic earnings per share			.93			.82		.73

Diluted earnings per share as reported		1.00		.85		.75
Pro forma diluted earnings per share		 .93		.82		.71



NOTE 10 -  REGULATORY MATTERS

Sobieski Federal Savings and Loan Association is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the Association's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Association must meet specific capital guidelines that involve quantitative measures of the Association's assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Association's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Association to maintain minimum amounts and ratios of total and Tier I capital, as defined in the regulations, to risk-weighted assets, as defined, and of Tier I capital to average assets, as defined. As of June 30, 2000, the most recent notification from the Office of Thrift Supervision categorized the Association as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Association must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios. There are no conditions or events since that notification that management believes have changed the Association's category.

The following are details of the Association's regulatory capital position and the related capital requirements. Sobieski's consolidated amounts and ratios are not considered significant for this presentation.

															To Be Well
															Capitalized Under
										For Capital			Prompt Corrective
						    Actual		Adequacy Purposes	Action Provisions
						Amount	Ratio	Amount	Ratio	    Amount	Ratio
											(Dollars in Thousands)
As of June 30, 2000
Risk-Based Capital
(to Risk-Weighted
Assets)					$10,468	 16.94%	  $4,945  8.0%		$6,181	10.0%
Tier I Capital
(to Risk-Weighted
Assets)					 10,073	 16.30	   2,472  4.0		 3,709	 6.0
Tier I Capital
(to Adjusted
Assets)					 10,073	  9.23	   4,367  4.0		 5,458	 5.0



NOTE 10 -  REGULATORY MATTERS (Continued)


															To Be Well
															Capitalized Under
										For Capital			Prompt Corrective
						    Actual		Adequacy Purposes	Action Provisions
						Amount	Ratio	Amount	Ratio	    Amount	Ratio
											(Dollars in Thousands)
Risk-Based Capital
(to Risk-Weighted
Assets)					$9,663  18.05%	$4,283  8.0%		$5,354	10.0%
Tier I Capital
(to Risk-Weighted
Assets)					 9,353	17.47	 2,142	4.0			 3,212	 6.0
Tier I Capital
(to Adjusted
Assets)					 9,353	 9.13	 4,097	4.0			 5,122	 5.0


The Qualified Thrift Lender (QTL) test requires that approximately 65% of assets be maintained in housing-related finance and other specified areas. If the QTL test is not met, limits are placed on growth, branching, new investments, FHLB advances and dividends, or the Association must convert to a commercial bank charter. Management believes that the QTL test has been met.

Under OTS regulations, limitations have been imposed on all "capital distributions" by savings institutions, including cash dividends. The regulation establishes a three-tiered system of restrictions, with the greatest flexibility afforded to thrifts which are both well-capitalized and given favorable qualitative examination ratings by the OTS. For example, a thrift which is given one of the two highest examination ratings and has "capital" equal to its fully phased-in regulatory capital requirements (a tier 1 institution) could make capital distributions in any year of 100% of its retained net income for the calendar year-to-date period plus net income for the previous two calendar years (less any dividends previously paid) as long as the Association would remain "well capitalized", following the proposed distribution. Other thrifts would be subject to more stringent procedural and substantive requirements, the most restrictive being prior OTS approval of any capital distribution.
At June 30, 2000, approximately $436,000 of the Association's retained earnings was potentially available for distribution to the Company, without obtaining prior regulatory approval.

The Association established a liquidation account which is equal to its total net worth as of the date of the latest audited balance sheet appearing in the final conversion prospectus for the Company's stock offering related to converting from a mutual to a stock ownership structure. The liquidation account is maintained for the benefit of eligible depositors who continue to maintain their accounts at the Association after the conversion. The liquidation account is reduced annually to the extent that eligible depositors have reduced their qualifying deposits. Subsequent increases will not restore an eligible account holder's interest in the liquidation account. In the event of a complete liquidation, each eligible depositor will be entitled to receive a distribution from the liquidation account in an amount proportionate to the current adjusted qualifying balances for accounts then held. The Association may not pay dividends that reduce shareholders' equity below the required liquidation account balance.


NOTE 11 - FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK

Sobieski is a party to loan commitments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. The loan commitments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated statements of financial condition.

Sobieski's exposure to credit loss in the event of nonperformance by the parties to the loan commitments is represented by the contractual dollar amounts of those commitments ($8,914,054 and $6,358,000 at June 30, 2000 and 1999, respectively). Sobieski uses the same credit policies in making loan commitments as it does for on-balance-sheet instruments.

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


NOTE 12 - FAIR VALUE OF FINANCIAL INSTRUMENTS

The estimated fair values of Sobieski's financial instruments as of June 30, 2000 and 1999 are as follows:

									2000					1999
							Carrying	Estimated	Carrying	Estimated
							Amount		Fair Value	Amount		Fair Value
Assets:
Cash and cash
equivalents				 $ 2,738,060	$ 2,738,060	$   939,604	$   939,604
Securities available
for sale				   5,621,083	  5,621,083	  3,020,327	  3,020,327
Securities held
to maturity				   4,756,547	  4,614,324	  7,684,493	  7,588,200
Loans, net				  93,280,665	 91,032,000	 87,899,960	 87,199,569
Federal Home Loan
 Bank stock				   1,499,800	  1,499,800	  1,325,800	  1,325,800
Accrued interest
receivable				     589,198		589,198		578,685		578,685

Liabilities:
Deposits				  73,928,167	 73,545,000	 64,231,053	 65,892,000
Federal funds
purchased				   1,400,000	  1,400,000	  1,000,000	  1,000,000
Federal Home Loan
Bank advances			  21,500,000	 20,256,000  25,250,000	 25,452,000
Accrued interest
payable						 388,354		388,354		114,762		114,762


NOTE 12 - FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

The following methods and assumptions were used to estimate the fair value of Sobieski's financial instruments.

Cash and Cash Equivalent, Federal Home Loan Bank Stock and
Accrued Interest: The carrying amounts of cash and cash equivalents, Federal Home Loan Bank stock and accrued interest are reasonable estimates of their respective fair values.

Securities Available for Sale and Securities Held to Maturity:
Estimated fair values of securities available for sale and securities held to maturity are based on quoted market prices, where available. If quoted market prices are not available, fair values are estimated using quoted market prices for similar instruments.

Loans, Net: Fair values are estimated for portfolios with similar financial characteristics. Loans are segregated by type, such as residential mortgages, nonresidential mortgages, commercial and consumer loans. Each loan category is further segmented into fixed and variable interest categories, with residential mortgage loans (Sobieski's largest category) further segregated by similar note rates and maturities. Future cash flows of these loans are discounted using the current rates at which similar loans would be made to borrowers with similar credit rating for the same remaining maturities.

Deposits: The estimated fair value of passbook and money market accounts and negotiable orders of withdrawal are based on their carrying amount. Certificates of deposit and IRA accounts are segregated by original and remaining term and estimated future cash flows are discounted using rates currently offered for certificate and IRA accounts of similar remaining maturity.

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

Other Financial Instruments and Loan Commitments: The estimated fair value of other financial instruments and off-balance sheet loan commitments approximate cost and are not considered significant for this presentation.


NOTE 12 - FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

While these estimates of fair value are based on management's judgment of the most appropriate factors, there is no assurance that were Sobieski to have disposed of such items at June 30, 2000 and 1999, the estimated fair values would necessarily have been achieved at those dates, since market values may differ depending on various circumstances. The estimated fair values at June 30, 2000 and 1999 should not necessarily be considered to apply at subsequent dates.

In addition, other assets and liabilities of Sobieski that are not defined as financial instruments are not included in the above disclosures, such as premises and equipment. Also, non-financial instruments typically not recognized in financial statements nevertheless may have value but are not included in the above disclosures. These include, among other items, the estimated earnings power of core deposit accounts, the trained work force, customer goodwill and similar items.


NOTE 13 - PARENT COMPANY FINANCIAL INFORMATION

Sobieski Bancorp, Inc.'s statements of financial condition at June 30, 2000 and 1999, and its related statements of income and cash flows for the years ended June 30, 2000, 1999 and 1998 are as follows:

STATEMENTS OF FINANCIAL CONDITION
June 30, 2000 and 1999

											2000			1999
ASSETS
Cash and cash equivalents			$	783,881			$	705,863
Loans								  2,249,967			  1,969,007
Note receivable from subsidiary			418,600				483,000
Investment in subsidiary			  9,972,764			  9,322,179
Land held for sale						 53,896				 53,896
Other assets							 41,413				 61,858

	Total assets				   $ 13,520,521		   $ 12,595,803

LIABILITIES AND
STOCKHOLDERS' EQUITY
Liabilities
Note payable to subsidiary			$   674,302		   $		-
Accrued expenses and other
liabilities								 30,613				 23,520
										704,915				 23,520

Stockholders' equity				 12,815,607			 12,572,283

Total liabilities and
stockholders' equity			  $	 13,520,521		  $	 12,595,803

NOTE 13 - PARENT COMPANY FINANCIAL INFORMATION (Continued)

STATEMENTS OF INCOME
Years ended June 30, 2000, 1999 and 1998

										2000		1999		   1998
Income
Interest income on loans		$	138,817		$	165,588		$	230,959
Dividends received from
subsidiary							102,705			591,062			500,266
Interest on note receivable
from subsidiary						 38,351			 41,335			 46,345
Total income						279,873			797,985			777,570

Expenses
Compensation and benefits			 87,991			 74,791			 57,900
Occupancy and equipment				  6,000			  6,000			  6,000
Professional fees					 12,560			  2,887		     23,622
Interest on note payable
to subsidiary						 11,659				-			 23,303
Other operating expenses			 66,688			 64,551			 48,831
Total expenses					    184,898			148,229			159,656


Income before income taxes
and equity in undistributed
earnings of subsidiary				 94,975			649,756			617,914

Income taxes						  4,000			 27,000			 42,000


Income before equity in
undistributed earnings
  of subsidiary						 90,975			622,756			575,914

Equity in undistributed/
(excess distributed)
  earnings of subsidiary		    576,254			(26,234)		(31,865)


Net income						$   667,229		$	596,522		$	544,049

Comprehensive income			$   596,905		$	571,631		$	545,876


NOTE 13 - PARENT COMPANY FINANCIAL INFORMATION (Continued)

STATEMENTS OF CASH FLOWS
Years ended June 30, 2000, 1999 and 1998

											2000		1999		1998
Cash flows from operating activities
Net income								$	667,229	$	596,522	$	544,049
Adjustments to reconcile net income
to net cash from operating
activities
Equity in undistributed/(excess)
distributed income of subsidiary		   (576,254)	 26,234		 31,865
Noncash dividend received from
subsidiary										-		(47,731)		-
Increase in cash value of life
insurance									(13,341)	 (6,540)		-
Decrease (increase) in other assets			(33,786)	  3,490		 85,371
Increase (decrease) in accrued expenses
and other liabilities						  7,093		 22,899		(26,639)
Net cash from operating activities			118,513		594,874		634,646

Cash flows from investing activities
Payments received on note receivable
from subsidiary								 64,400		 64,400		 64,400
Net (increase) decrease in loans
purchased from subsidiary				   (280,960)	655,030		465,161
Land improvements								-		 (6,165)		-
Net cash from investing activities		   (216,560)	713,265		529,561

Cash flows from financing activities
Proceeds from note payable to subsidiary	674,302			-			-
Payments on note payable to subsidiary			-			-		(500,000)
Purchase of treasury stock				   (324,437)   (798,890)		-
Cash dividends							   (173,800)   (240,987)	(251,172)
Net cash from financing activities			176,065	 (1,039,877)	(751,172)

Net change in cash and cash equivalents		 78,018		268,262		 413,035

Cash and cash equivalents at
beginning of year							705,863		437,601		  24,566

Cash and cash equivalents at
end of year								$	783,881	$	705,863	  $  437,601



ANNUAL MEETING

The Annual Meeting of Stockholders will be held at 2:00 p.m., South Bend, Indiana, time on October 23, 2000 at the office of Sobieski Bancorp Inc., 2930 W. Cleveland Road, South Bend, Indiana 46628

STOCK LISTING

Sobieski Bancorp, Inc. common stock is traded on the NASDAQ System under the symbol "SOBI".

MARKET AND DIVIDEND INFORMATION

The Company's ability to pay dividends to its stockholders is substantially dependent upon the dividends it receives from Sobieski Federal. Under current regulations, the Association may generally pay dividends in any calendar year equal to net income for that year plus retained net income for the preceding two years.

The following table sets forth the per share price range of the Company's common stock and dividends paid for each quarter of fiscal 2000 and 1999. The prices reflect interdealer quotations without retail markup, markdown or commissions, and do not necessarily reflect actual transactions.

							2000						1999
					High	Low	  Dividends	 High	 Low	Dividends
First Quarter		$14.50	$11.75	$0.08	$18.75	$14.00	$0.08
Second Quarter		 11.88	 10.00	 0.08	 15.50	 13.00	 0.08
Third Quarter		 10.50	  9.50	 0.08	 15.00	 12.75	 0.08
Fourth Quarter		 11.56	 10.00	 0.08	 14.88	 14.38	 0.08


At September 15, 2000, there were 704,662 shares of Sobieski Bancorp., Inc. common stock issued and outstanding and there were approximately 347 holders of record.

STOCKHOLDER AND GENERAL INQUIRIES				TRANSFER AGENT
Thomas F. Gruber								Registrar and Transfer Co.
President and Chief Executive Officer			10 Commerce Drive
Sobieski Bancorp, Inc.							Cranford, NJ 07016
2930 W. Cleveland Road
South Bend, Indiana 46628
(219) 271-8300

ANNUAL AND OTHER REPORTS

A copy of Sobieski Bancorp, Inc.'s Annual Report on Form 10-KSB for the year ended June 30, 2000, as filed with the Securities and Exchange Commission, may be obtained without charge by contacting Thomas F. Gruber, President and Chief Executive Officer, Sobieski Bancorp, Inc.,
2930 W. Cleveland Road, South Bend, Indiana (219) 271-8300.



COMPANY AND BANK ADDRESS

2930 W. Cleveland Road
South Bend, Indiana  46628
Telephone:  (219) 271-8300
Fax:  (219) 271-3269


BOARD OF DIRECTORS

Thomas F. Gruber
President and Chief Executive Officer
of Sobieski Bancorp, Inc. and Sobieski
Federal Savings and Loan Association

Robert J. Urbanski
President
TransTech Electric Co. and Chairman of the
Board of Sobieski Bancorp, Inc. and Sobieski
Federal Savings and Loan Association

Joseph F. Nagy
Auditor, St. Joseph County

George J. Aranowski
Public Accountant

Joseph A. Gorny
Business Owner

Richard J. Cullar
Certified Public Accountant


Leonard J. Dobosiewicz
Maintenance Professional



EXECUTIVE OFFICERS

Thomas F. Gruber
President and Chief Executive Officer

Marsha Nafrady
Secretary and Treasurer

Arthur Skale
Chief Financial Officer

Gregory J. Matthews
Vice President of Operations


INDEPENDENT AUDITORS
Crowe, Chizek and Company LLP
330 East Jefferson Blvd.
South Bend, Indiana 46624

GENERAL COUNSEL
Kenneth Fedder, Esq.
205 West Jefferson Blvd.
South Bend, Indiana 46601

SPECIAL COUNSEL
Silver, Freedman & Taff, L.L.P.
1100 New York Avenue,  NW
Seventh Floor
Washington, DC 20005






Exhibit 21



SUBSIDIARIES OF THE REGISTRANT

Parent: Sobieski Bancorp, Inc.
Subsidiary: Sobieski Federal Savings and Loan Association
State of Incorporation: United States
Percentage of Ownership: 100%


Exhibit 23

Consent Of Independent Auditors





We hereby consent to the incorporation by reference in the Registration Statements of Sobieski Bancorp, Inc. on Forms S-8 (Registration No. 333-40983 and Registration No. 333-40985) of our report dated July 28, 2000 on the consolidated financial statements of Sobieski Bancorp, Inc., which report is included in the 2000 Annual Report on Form 10-KSB of Sobieski Bancorp, Inc.


/s/Crowe, Chizek and Company LLP



South Bend, Indiana
September  25, 2000



Exhibit 27

Financial Data Schedule

Period Type						12-MO
Fiscal-Year-End					06-30-2000
Period-End						06-30-2000
Cash							2,738,060
Investments						10,377,630
Loans							93,675,665
Allowances						(395,000)
Other							2,567,940
PP&E							2,610,600
Depreciation					(741,798)
Total-Assets					110,833,097
Deposits						73,928,167
Other							24,089,323
Preferred-Mandatory					-0-
Preferred							-0-
Common								9,660
Other-SE						12,805,947
Total Liabilities and SE		110,833,097
Total Income			     	8,301,343
Other Expenses					2,300,672
Loss Provision					120,000
Interest expense				4,764,930
Income pretax				    1,115,741
Income tax				     	448,512
Discontinued						-0-
Extraordinary					 	-0-
Changes								-0-
Net Income				      	667,229
EPS Basic					 	1.00
EPS Diluted						1.00
Net yield-interest earning assets-actual	3.09%
Loans on non accrual						268,000
Accruing loans past due 90 days or more		-0-
Troubled debt restructuring					-0-
Potential problem loans						1,013,000
Allowance for loan loss-beginning of period		310,000
Total charge offs								35,000
Total recoveries									-0-
Loan loss allowance allocated to domestic loans		324,000
Loan loss allowance allocated to foreign loans		-0-
Loan loss allowance-unallocated						71,000




Exhibit 99



Consent Of Independent Accountants





We hereby consent to the incorporation by reference in the Registration Statements on Forms S-8 ((333-40983) and (333-40985)) of Sobieski Bancorp, Inc. of our report dated September 7, 1999 on our audits of the consolidated financial statements of Sobieski Bancorp, Inc. and subsidiary at June 30, 1999 and 1998 and for each of the three years in the period ended June 30, 1999, which report is contained in this Annual Report on Form 10-KSB of Sobieski Bancorp, Inc. for its fiscal year ended June 30, 2000.

/s/PricewaterhouseCoopers LLP


Mishawaka, Indiana
September  24, 2000