Form 10QSB
period 2000-09-30
SOBIESKI BANCORP INC
filed 2000-11-15
CIK 934860

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

_______________________________________

FORM 10-QSB

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2000

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

Yes[X] No [ ]

As of November 8, 2000, there were 704,662 shares of the registrant's common stock issued and outstanding.

SOBIESKI BANCORP, INC.
AND SUBSIDIARY
INDEX
Page Number
PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Condensed Consolidated Statements of Financial Condition	1
Condensed Consolidated Statements of Income	2
Condensed Consolidated Statements of Comprehensive Income	3
Condensed Consolidated Statements of Cash Flows	4
Notes to Condensed Consolidated Financial Statements	5-7
Item 2. Management's Discussion and Analysis of Financial Condition
and Results of Operations	8-11
PART II. OTHER INFORMATION
Item 1. Legal Proceedings	12
Item 2. Changes in Securities	12
Item 3. Defaults Upon Senior Securities	12
Item 4. Submission of Matters to a Vote of Security Holders	12
Item 5. Other Information	12
Item 6. Exhibits and Reports on Form 8-K	12

SIGNATURES	13

Financial Data Schedule	14

PART I. Financial Information

Item 1. Financial Statements
Sobieski Bancorp, Inc. And Subsidiary
Condensed Consolidated Statements Of Financial Condition
September 30, 2000 and June 30, 2000

September 30, June 30,
ASSETS 2000 2000
(Unaudited)
Cash and due from banks	$ 2,446,628	$ 2,049,769
Interest-bearing deposits in other financial institutions	2,446,560	688,291
Total cash and cash equivalents	4,893,188	2,738,060
Securities available for sale	5,516,409	5,621,083
Securities held to maturity (fair value of $4,524,020 and $4,614,324, respectively)	4,624,637	4,756,547
Loans, net of allowance for loan losses of $375,000 and $395,000, respectively	94,101,411	93,280,665
Federal Home Loan Bank stock, at cost	1,499,800	1,499,800
Accrued interest receivable	665,442	589,198
Property and equipment, net	1,852,585	1,868,802
Other assets	443,990	478,942

Total assets	$ 113,597,462	$ 110,833,097

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Deposits	$ 75,291,852	$ 73,928,167
Federal funds purchased	-0-	1,400,000
Federal Home Loan Bank advances	23,500,000	21,500,000
Advances from borrowers for taxes and insurance	643,974	337,294
Accrued interest payable	574,057	388,354
Accrued expenses and other liabilities	712,147	463,675
Total liabilities	$ 100,722,030	$ 98,017,490

Stockholders' equity:
Preferred stock, $.01 par value: 500,000 shares authorized;
none issued - -
Common stock, $.01 par value: 3,500,000 shares authorized; 966,000 shares issued; 704,662 and 705,062 shares outstanding, respectively	9,660	9,660
Additional paid-in capital	9,250,540	9,252,680
Retained earnings, substantially restricted	7,905,481	7,812,384
Accumulated other comprehensive income (loss)	(64,450)	(100,744)
Treasury stock; at cost, 261,338 and 260,938 shares, respectively	(3,606,582)	(3,621,842)
Unearned Recognition and Retention Plan (RRP) shares; 18,446 and 12,491 shares, respectively	(256,124)	(173,438)
Unallocated Employee Stock Ownership Plan (ESOP) shares; 36,309 and 36,309 shares, respectively	(363,093)	(363,093)
Total stockholders' equity	12,875,432	12,815,607

Total liabilities and stockholders' equity	$ 113,597,462	$ 110,833,097
See accompanying notes to condensed consolidated financial statements.

1

Sobieski Bancorp, Inc. And Subsidiary
Condensed Consolidated Statements Of Income
for the three months ended September 30, 2000 and 1999

Three Months Ended September 30,
	2000	1999
(Unaudited)
Interest Income:
Loans	$ 1,838,550	$ 1,740,748
Securities - taxable	186,357	167,407
Interest bearing deposits	46,523	9,980
Securities - tax exempt	11,009	7,694
Total interest income	2,082,439	1,925,829
Interest expense:
Interest on deposits	933,080	761,049
Interest on borrowings	376,959	345,175
Total interest expense	1,310,039	1,106,224
Net interest income	772,400	819,605
Provision for loan losses	15,000	35,000
Net interest income after provision for loan losses	757,400	784,605
Noninterest income:
Fees and service charges	52,840	47,002
Other income	833	47
Total noninterest income	53,673	47,049
Noninterest expenses:
Compensation and benefits	327,180	287,792
Occupancy and equipment	72,754	87,267
Federal deposit insurance premiums	9,578	9,829
Advertising and promotion	13,331	8,958
Service bureau expense	39,727	34,606
Other operating expenses	103,749	116,618
Total noninterest expenses	566,319	545,070
Income before income taxes	244,754	286,584
Provision for income taxes	96,763	118,200
Net income	$ 147,991	$ 168,384
Basic earnings per common share	$ 0.23	$ 0.25
Diluted earnings per common share	$ 0.23	$ 0.25
Dividends declared per common share	$ 0.08	$ 0.08
See accompanying notes to condensed consolidated financial statements.
2

Sobieski Bancorp, Inc. And Subsidiary
Condensed Consolidated Statements Of Comprehensive Income
for the three months ended September 30, 2000 and 1999

Three Months Ended September 30,
	2000	1999
(Unaudited)
Net Income	$ 147,991	$ 168,384
Other comprehensive income,
net of tax:
Unrealized appreciation (depreciation) on
available for sale securities	36,294	(12,580)

Total comprehensive income	$ 184,285	$ 155,804

See accompanying notes to condensed consolidated financial statements.

Sobieski Bancorp, Inc. And Subsidiary
Condensed Consolidated Statements Of Cash Flows
for the three months ended September 30, 2000 and 1999 Three Months
Ended September 30,
2000 1999_
(Unaudited)
Cash flows from operating activities:
Net income	$ 147,991	$ 168,384
Adjustments to reconcile net income to net cash
from operating activities:
Depreciation	28,376	27,166
Provision for loan losses	15,000	35,000
Deferred income taxes	8,178	(3,023)
ESOP expense	18,844	22,755
RRP expense	23,615	16,375
Amortization of premiums and accretion of discounts, net	13,534	27,480
Net change in
Accrued interest receivable	(76,244)	(44,452)
Other assets	14,885	46,406
Accrued interest payable	185,703	57,207
Accrued expenses and other liabilities	225,326	75,113
Net cash from operating activities	605,208	428,411
Cash flows from investing activities
Principal reductions of securities	6,489	-
Purchase of securities	-	(9,884)
Principal reductions of mortgage-backed securities	264,744	460,573
Net increase in loans	(835,746)	(5,845,933)
Purchase of property and equipment, net	(12,159)	(59,984)
	___________	____________
Net cash from investing activities	(576,672)	(5,455,228)
Cash flows from financing activities
Net change in deposits	1,363,685	4,583,752
Increase in advances from borrowers
for taxes and insurance	306,680	329,291
Net change in federal funds purchased	(1,400,000)	750,000
Proceeds from Federal Home Loan Bank advances	3,000,000	-
Federal Home Loan Bank payments	(1,000,000)	-
Purchase of treasury stock	(88,879)	(54,724)
Cash dividends paid .	(54,894)	(58,139)
Net cash from financing activities	2,126,592	5,550,180
Net change in cash and cash equivalents	2,155,128	523,363
Cash and cash equivalents at beginning of period	2,738,060	939,604
Cash and cash equivalents at end of period	$ 4,893,188	$ 1,462,967

See accompanying notes to condensed consolidated financial statements.

Sobieski Bancorp, Inc. And Subsidiary
Notes To Condensed Consolidated Financial Statements

A.        GENERAL.

The accompanying condensed consolidated financial statements include the accounts of Sobieski Bancorp, Inc. (collectively and individually referred to as the "Company") and its wholly owned subsidiary, Sobieski Federal Savings and Loan Association of South Bend (the "Association").

The condensed consolidated financial statements included herein have been prepared by the registrant pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the registrant believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of the Company's consolidated financial position, results of operations and cash flows for the periods presented. The consolidated results of operations for the interim periods presented are not necessarily indicative of the results that may be expected for the full year. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company's consolidated financial statements included in the Company's Annual Report on Form 10-KSB for the year ended June 30, 2000.

The Company cautions that any forward looking statements contained in this report, in a report incorporated by reference to this report or made by management of the Company involve risks and uncertainties and are subject to change based on various factors. Actual results could differ materially from those expressed or implied. See "Forward-Looking Statements" in Item 2 of this report.

Sobieski Bancorp, Inc. And Subsidiary
Notes To Condensed Consolidated Financial Statements, Continued

C.        ACCOUNTING POLICIES.

          Securities

Securities that may be sold as part of the Association's asset/liability or liquidity management or in response to or in anticipation of changes in interest rates and resulting prepayment risk, or for other similar factors, are classified as available-for-sale and carried at fair market value. Unrealized holding gains and losses on securities classified as available-for-sale are reported net of related deferred income taxes as a separate component of stockholders' equity. Securities that the Association has the ability and positive intent to hold to maturity are classified as held-to-maturity and carried at amortized cost. Trading securities are carried at fair market value with unrealized holding gains and losses included in earnings. Gains and losses on all securities transactions are recognized when sold as determined by the identified certificate method. The Association had no trading securities at September 30, 2000.

          Allowance For Loan Losses

The allowance for loan losses is established through a provision for loan losses based on management's evaluation of the risks inherent in the Company's loan portfolio and changes in the nature and volume of its loan activity, including those loans which are being specifically monitored by management. Such evaluation, which includes a review of loans for which full collectibility may not be reasonably assured, considers among other matters, loan classification, the estimated fair value of the underlying collateral, economic conditions, historical loan loss experience, the amount of loans outstanding and other factors that warrant recognition in providing for an adequate allowance for loan losses. A significant factor considered in the Company's allowance is low level of loans other than one-to-four family real estate loans. The Company's allowance for loan losses and non-accrual loans at September 30, 2000 aggregated $375,000 and $1,151,000, respectively.

          Earnings Per Common Share

Basic earnings per share are computed by dividing net income by the weighted average number of shares of common stock outstanding. For the three-month period ended September 30, 2000, the weighted average number of common shares used in the computation of basic earnings per share was 646,176. The weighted average number of common shares for the same period in 1999 was 669,922.

Sobieski Bancorp, Inc. and Subsidiary
Notes to Condensed Consolidated Financial Statements, Concluded

Diluted earnings per share are computed by dividing net income by the weighted average number of shares of common stock outstanding plus the dilutive effect of outstanding stock options and nonvested shares awarded under the RRP. For the three month period ended September 30, 2000, the weighted average number of common shares used in the computation of diluted earnings per share was 646,176. The weighted average number of common shares for the same period in 1999 was 671,704.

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

          Non-Qualified Supplemental Benefit Plans

Effective July 1, 1998, Sobieski established supplemental retirement plans for its directors and certain of its officers. These plans generally provide for the payment of supplemental retirement benefits over a period of ten (10) years, beginning with the later of (a) the officer's or director's attainment of a specified retirement age; or (b) upon termination of the officer's employment or the director's termination as a member of the Board of Directors subject to certain vesting conditions with payments to be made at the specified retirement age. Sobieski has established a liability in the amount of the present value of vested officer and director benefits under these plans. Sobieski also maintains life insurance contracts on the officers and directors. Compensation expense associated with these supplemental retirement plans aggregated $17,600 and $13,000 for the three month period ended September 30, 2000, and 1999, respectively.

Item 2. Management's Discussion And Analysis of Financial
Condition And Results of Operations

Forward-Looking Statements

When used in this Form 10-QSB and in future filings by the Company with the SEC, in the Company's press releases or other public or shareholder communications, and in oral statements made with the approval of an authorized executive officer, the words or phrases "will likely result," "are expected to," "will continue," "is anticipated," "estimate," "project", "believe" or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties, including, among other things, changes in economic conditions in the Company's market area, changes in policies by regulatory agencies, fluctuations in interest rates, demand for loans in the Company's market area and competition, that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. The Company wishes to advise readers that the factors noted above could affect the Company's financial performance and could cause the Company's actual results for future periods to differ materially from those anticipated or projected.

The Company does not undertake and specifically disclaims any obligation to publicly release the result of any revisions which may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

Financial Condition

The Company's total assets increased $2.8 million during the three months ended September 30, 2000, to $113.6 million from $110.8 million at June 30, 2000. This increase was mainly due to increases in cash and cash equivalents of $2.2 million and $0.8 million of net loans, partially offset by a decrease of $0.2 million in the securities portfolio. The increase in loans was principally in home equity and other non-one-to-four family real estate mortgage loans.

The Company's total liabilities increased $2.7 million from $98.0 million at June 30, 2000, to $100.7 million at September 30, 2000. The increase was from deposit growth of $1.4 million, $2.0 million of additional FHLB advances and increases in advance payments by borrowers for taxes and insurance and other liabilities partially offset by decreased federal funds purchased of $1.4 million. Deposits increased to $75.3 million at September 30, 2000 from $73.9 million at June 30, 2000. FHLB advances increased to $23.5 million at September 30, 2000, from $21.5 million at June 30, 2000.

Stockholders' equity increased $60,000 to $12.9 million at September 30, 2000, from $12.8 million at June 30, 2000, principally the result of $148,000 of net income, offset by $55,000 of cash dividends declared and $89,000 of treasury stock purchases.

Item 2. Management's Discussion And Analysis of Financial
Condition And Results of Operations, Continued.

Results of Operations

General. The Company recorded net income for the three months ended September 30, 2000, of $148,000 which is a decrease of $20,000 or 11.9%, over net income of $168,000 for the same period in 1999. The decrease in net income for the current three month period was primarily from a decrease in net interest income and higher non-interest expense offset by increased non-interest income, reduced loan loss provisions and lower income taxes.

Net Interest Income. The Company's net income is primarily dependent upon net interest income. Net interest income was $772,000 for the three month period ended September 30, 2000, as compared to $820,000 for the same period in the prior year. The decrease of $48,000 was primarily a result of increased deposits and FHLB advance interest which exceeded loan volume and other earning asset interest gains.

Interest income increased $157,000 to $2.08 million for the three month period ended September 30, 2000, from $1.93 million for the comparable 1999 period. Average earning assets for the three-month period ended September 30, 2000, increased $3.88 million adding volume generated interest earnings of $82,000. Rate variances added $75,000 for a total of $157,000 of additional interest income over the prior 1999 period. The yield on earning assets increased 31 basis points to 7.71% for the 2000 period from 7.40% for the comparable 1999 period.

Interest expense for the three-month period ended September 30, 2000, was $1.31 million as compared to $1.11 million for the comparable period in the prior year. The increase in interest expense of $204,000 was in part due to $4.2 of million of additional average deposit and borrowing levels over the prior 1999 period. The higher borrowing levels added $48,000, while higher borrowing rates added $156,000 to overall interest expense. Funding cost increased to 5.27% or 62 basis points for the 2000 period from 4.65% for the 1999 period. The higher funding cost is principally due to higher rates and the lengthening of deposit and FHLB advance maturities to mitigate interest rate risk.

Provisions for Loan Losses. During the three-months ended September 30, 2000, the Company had provisions of $15,000, with provisions of $35,000 for the comparable period in the prior year. At September 30, 2000, the Company's allowance for loan losses totaled $375,000 or .40% of net loans and 33% of total non-performing loans.

During the quarter ended June 30, 2000, the Company became aware of certain circumstances related to a single borrower in which the Association had purchased a participation interest. The borrower discontinued principal and interest payments on the loan and filed for Chapter 11 bankruptcy protection. Under the terms of a plan, which has been accepted by the lead participant, the borrower and the bankruptcy court, the collateral of this loan has been surrendered to the lead participant to be sold. Management believes the proceeds from the sale of this collateral will be sufficient to repay principal and interest on our outstanding loan. As of September 30. 2000, management has placed this loan, totaling $1,013,175, on non accrual status.

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

Item 2. Management's Discussion And Analysis of Financial
Condition And Results of Operations, Continued.

Non-Interest Income. Non-interest income consists primarily of fees and service charges on deposit accounts and other income. Non-interest income increased $7,000 to $54,000 for the three-months ended September 30, 2000, as compared to $47,000 for the same period last year. The increases were due primarily to increased fee income and service charges on customer accounts.

Non-Interest Expenses. Non-interest expenses were $566,000 for the three-month period ended September 30, 2000, compared to $545,000 for the same period last year. The increase of $21,000 for the three-month period ended September 30, 2000, compared to the same period last year was due primarily to higher compensations and benefits, advertising and promotion, and service bureau expenses offset by lower occupancy and equipment expense and lower professional expenses.

Income Taxes. Income taxes for the three months ended September 30, 2000, were $96,800 on pre-tax income of $245,000, an effective tax rate of 39.5%. For the three months ended September 30, 1999, income taxes were $118,200 on pre-tax income of $287,000, an effective tax rate of 41.2%

Liquidity and Capital Resources

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

Federal regulations require the Association to maintain minimum levels of liquid assets. The required percentage has varied from time to time based upon the economic conditions and savings flows and is currently 4% of net withdrawable savings deposits and borrowings payable on demand or in one year or less during the preceding calendar month. Liquid assets for purposes of this ratio include cash, certain time deposits, U.S. Government obligations, government agency and other securities and obligations generally having remaining maturities of less than five years. The Company has maintained its liquidity ratio at levels in excess of those required. At September 30, 2000, the Company's liquidity ratio was 26.9%.

At September 30, 2000, the Company had $23.5 million in outstanding advances from the FHLB used primarily to fund purchases of participation interests in commercial loans, internally originated loans and other investments.

The Company uses its liquidity resources principally to meet ongoing commitments to fund maturing certificates of deposit and deposit withdrawals and to meet operating expenses. At September 30, 2000, the Company had outstanding commitments to extend credit, which amounted to $10.8 million (including $3.5 million in available home equity lines of credit). Management believes that loan repayments and other sources of funds will be adequate to meet the Company's foreseeable liquidity needs.

At September 30, 2000, the Association had tangible capital of $10.2 million or 9.1% of adjusted total assets, which was $8.5 million above the minimum capital requirement of $1.7 million or 1.5% of adjusted total assets.

At September 30, 2000, the Association had core capital of $10.2 million or 9.1% of adjusted total assets which was $6.8 million above the minimum capital requirement of $3.4 million or 3.0% of adjusted total assets.

Item 2. Management's Discussion And Analysis of Financial
Condition And Results of Operations, Continued

At September 30, 2000, the Association had total risk-based capital of $10.6 million and risk-weighted assets of $63.0 million or total risk-based capital of 16.9% of risk-weighted assets. This amount was $5.6 million above the minimum regulatory risk-based capital requirement of $5.0 million, or 8.0% of risk-weighted assets.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings
None
Item 2.	Changes in Securities
None
Item 3.	Defaults Upon Senior Securities
None
Item 4.	Submission of Matters to a Vote of Security Holders
a) On October 23, 2000, the Company held its Annual Meeting of Stockholders.
b)At that meeting, George J. Aranowski and Robert J. Urbanski were elected Directors for terms to expire in 2003.
c) Stockholders voted on the following matters:
(i) The election of the following Directors of the Company,
	Votes			Broker
	For	Withheld		Non-Votes
	George J. Aranowski	600,613	50,738	53,311
	Robert J. Urbanski	619,613	31,738	53,311
(ii) The ratification of the appointment of Crowe, Chizek and Company LLP as independent auditors of the Company for the fiscal year ending June 30, 2001.
	Votes			Broker
	For	Against	Abstain	Non-Votes
	642,763	8,088	500	53,311
Item 5.	Other Information
None
Item 6.	Exhibits and Reports on Form 8-K
(a) Exhibits
27 Financial Data Schedule
	(b)	Reports on Form 8-K
None

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Sobieski Bancorp, Inc.

(Registrant)

Date: November 13, 2000                                           By:
                                                                               Thomas F. Gruber
                                                                               President and Chief Executive Officer

Date: November 13, 2000                                          By:
                                                                                Arthur Skale
                                                                                Chief Financial Officer