Form 10QSB
period 2000-12-31
SOBIESKI BANCORP INC
filed 2001-02-13
CIK 934860

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

_______________________________________

FORM 10-QSB

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

                                    For the quarterly period ended December 31, 2000

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

Yes[X]      No [ ]

As of February 12, 2001, there were 682,162 shares of the registrant's common stock issued and outstanding.

SOBIESKI BANCORP, INC.
AND SUBSIDIARY
INDEX

Page Number
PART I FINANCIAL INFORMATION
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

i

PART I. Financial Information
Item 1. Financial Statements Sobieski Bancorp, Inc. And Subsidiary Condensed Consolidated Statements Of Financial Condition December 31, 2000 and June 30, 2000 December 31, June 30,
ASSETS 2000 2000
(Unaudited)
Cash and due from banks	$ 2,054,480	$ 2,049,769
Interest-bearing deposits in other financial institutions	2,643,406	688,291
Federal Funds sold	1,200,000	-
Total cash and cash equivalents	5,897,886	2,738,060
Certificates of Deposit	1,289,000	-
Securities available for sale	7,071,835	5,621,083
Securities held to maturity (fair value of $4,486,084 and $4,614,324, respectively)	4,558,667	4,756,547
Loans, net of allowance for loan losses of $327,500 and $395,000, respectively	90,941,187	93,280,665
Federal Home Loan Bank stock, at cost	1,526,000	1,499,800
Accrued interest receivable	635,510	589,198
Property and equipment, net	1,833,238	1,868,802
Other assets	1,382,672	478,942
Total assets	$ 115,135,995	$ 110,833,097

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Deposits	$ 74,599,071	$ 73,928,167
Federal funds purchased	-	1,400,000
Federal Home Loan Bank advances	26,000,000	21,500,000
Advances from borrowers for taxes and insurance	321,366	337,294
Accrued interest payable	849,818	388,354
Accrued expenses and other liabilities	497,660	463,675
Total liabilities	$ 102,267,915	$ 98,017,490
Stockholders' equity:
Preferred stock, $.01 par value: 500,000 shares authorized;
none issued - -
Common stock, $.01 par value: 3,500,000 shares authorized; 966,000 shares issued; 682,162 and 705,062 shares outstanding, respectively	9,660	9,660
Additional paid-in capital	9,251,977	9,252,680
Retained earnings, substantially restricted	7,963,602	7,812,384
Accumulated other comprehensive income (loss)	(32,417)	(100,744)
Treasury stock; at cost, 283,838 and 260,938 shares, respectively	(3,894,165)	(3,621,842)
Unearned Recognition and Retention Plan (RRP) shares; 7,210 and 12,491 shares, respectively	(100,111)	(173,438)
Unallocated Employee Stock Ownership Plan (ESOP) shares;33,047 and 36,309 shares, respectively	(330,466)	(363,093)
Total stockholders' equity	12,868,080	12,815,607
Total liabilities and stockholders' equity	$ 115,135,995	$ 110,833,097

See accompanying notes to condensed consolidated financial statements.
1

Sobieski Bancorp, Inc. And Subsidiary
Condensed Consolidated Statements Of Income
for the three and six months ended December 31,2000 and 1999

Three Months Ended December 31,			Six Months Ended December 31,
	2000	1999	2000	1999
(Unaudited) (Unaudited) Interest Income:
Loans	$ 1,828,272	$1,808,104	$3,666,822	$3,548,852
Securities - taxable	192,568	186,240	378,925	353,647
Interest-bearing deposits	88,122	11,716	134,645	21,696
Securities - tax exempt	11,027	7,713	22,036	15,407
Total interest income	2,119,989	2,013,773	4,202,428	3,939,602
Interest expense:
Interest on deposits	958,714	837,214	1,891,794	1,598,263
Interest on borrowings	395,734	349,556	772,693	694,731
Total interest expense	1,354,448	1,186,770	2,664,487	2,292,994
Net interest income	765,541	827,003	1,537,941	1,646,608
Provision for loan losses	15,000	15,000	30,000	__50,000
Net interest income after provision for loan losses	750,541	812,003	1,507,941	1,596,608
Non-interest income:
Fees and service charges	53,127	47,322	105,967	94,324
Other income	___ _85	__ 68	__ 918	_115
Total non-interest income	53,212	47,390	106,885	94,439
Non-interest expenses:
Compensation and benefits	357,654	315,562	684,834	603,354
Occupancy and equipment	79,213	95,933	151,967	183,200
Federal deposit insurance premiums	9,347	8,930	18,925	18,759
Advertising and promotion	12,217	12,055	25,548	21,013
Service bureau expense	43,324	34,370	83,051	68,976
Other operating expenses	122,583	119,809	226,332	236,427
Total non-interest expenses	624,338	586,659	1,190,657	1,131,729
Income before income taxes	179,415	272,734	424,169	559,318
Provision for income taxes	71,662	112,500	168,425	230,700
Net income	107,753	160,234	255,744	328,618
Basic earnings per common share	$ 0.17	$ 0.24	$ 0.40	$ 0.49
Diluted earnings per common share	$ 0.17	$ 0.24	$ 0.40	$ 0.49
Dividends per common share	$ 0.08	$ 0.08	$ 0.16	$ 0.16

See accompanying notes to condensed consolidated financial statements.
2

Sobieski Bancorp, Inc. And Subsidiary
Condensed Consolidated Statements Of Comprehensive Income
for the three and six months ended December 31, 2000 and 1999

Three Months Ended December 31,			Six Months Ended December 31,
	2000	1999	2000	1999
(Unaudited) (Unaudited)
Net Income	$ 107,753	$ 160,234	$ 255,744	$ 328,618
Other comprehensive income, net of tax:
Unrealized appreciation (depreciation) on available-for-sale securities	32,033	(39,014)	68,327	(51,594)
	__________	_________	__________	_________
Total comprehensive income	$ 139,786	$ 121,220	$ 324,071	$ 277,024

See accompanying notes to condensed consolidated financial statements.

Sobieski Bancorp, Inc. And Subsidiary
Condensed Consolidated Statements Of Cash Flows
for the six months ended December 31, 2000 and 1999 Six Months
Ended December 31,
2000 1999
(Unaudited)
Cash flows from operating activities:
Net income	$ 255,744	$ 328,618
Adjustments to reconcile net income to net cash
from operating activities:
Depreciation	56,609	56,224
Provision for loan losses	30,000	50,000
Deferred income taxes	4,410	(9,530)
ESOP expense	38,216	42,030
RRP expense	38,949	35,562
Amortization of premiums and accretion of discounts, net	26,654	79,743
Net change in
Accrued interest receivable	(46,312)	(14,237)
Other assets	17,111	(1,337)
Accrued interest payable	461,464	171,426
Accrued expenses and other liabilities	62,070	130,834
Net cash from operating activities	944,915	869,333
Cash flows from investing activities:
Purchase of certificates of deposit	(1,289,000)	-
Purchase of securities	(1,760,656)	(311,009)
Principal reductions of securities	581,834	764,004
Net decrease (increase) in loans	1,352,483	(8,497,139)
Purchase of Federal Home Loan Bank stock	(26,200)	(174,000)
Purchase of property and equipment, net	(21,045)	(69,844)
Net cash from investing activities	(1,162,584)	(8,287,988)
Cash flows from financing activities:
Net change in deposits	670,904	8,069,228
(Decrease) Increase in advances from borrowers
for taxes and insurance	(15,928)	35,176
Net change in federal funds purchased	(1,400,000)	(300,000)
Proceeds from Federal Home Loan Bank advances	11,000,000	2,980,000
Federal Home Loan Bank payments	(6,500,000)	(2,000,000)
Purchase of treasury stock	(272,322)	(129,344)
Cash dividends paid .	(105,159)	(116,297)
Net cash from financing activities	3,377,495	8,538,763
Net change in cash and cash equivalents	3,159,826	1,120,108
Cash and cash equivalents at beginning of period	2,738,060	939,604
Cash and cash equivalents at end of period	$ 5,897,886	$ 2,059,712

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

Sobieski Bancorp, Inc. And Subsidiary
Notes To Condensed Consolidated Financial Statements, Continued

C. ACCOUNTING POLICIES.

Securities

Securities that may be sold as part of the Association's asset/liability or liquidity management or in response to or in anticipation of changes in interest rates and resulting prepayment risk, or for other similar factors, are classified as available-for-sale and carried at fair market value. Unrealized holding gains and losses on securities classified as available-for-sale are reported net of related deferred income taxes as a separate component of stockholders' equity. Securities that the Association has the ability and positive intent to hold to maturity are classified as held-to-maturity and carried at amortized cost. Trading securities are carried at fair market value with unrealized holding gains and losses included in earnings. Gains and losses on all securities transactions are recognized when sold as determined by the identified certificate method. The Association had no trading securities at December 31, 2000.

Allowance For Loan Losses

The allowance for loan losses is established through a provision for loan losses based on management's evaluation of the risks inherent in the Company's loan portfolio and changes in the nature and volume of its loan activity, including those loans which are being specifically monitored by management. Such evaluation, which includes a review of loans for which full collectibility may not be reasonably assured, considers among other matters, loan classification, the estimated fair value of the underlying collateral, economic conditions, historical loan loss experience, the amount of loans outstanding and other factors that warrant recognition in providing for an adequate allowance for loan losses. A significant factor considered in the Company's allowance is low level of loans other than one-to-four family real estate loans. The Company's allowance for loan losses and non-accrual loans at December 31, 2000 aggregated $327,500 and $218,000, respectively.

Earnings Per Common Share

Basic earnings per share are computed by dividing net income by the weighted average number of shares of common stock outstanding. For the three and six-month periods ended December 31, 2000, the weighted average number of common shares used in the computation of basic earnings per share were 646,262 and 646,219, respectively. The weighted average number of common shares for the same periods in 1999 was 671,572 and 670,747.

Sobieski Bancorp, Inc. and Subsidiary
Notes to Condensed Consolidated Financial Statements, Concluded

Diluted earnings per share are computed by dividing net income by the weighted average number of shares of common stock outstanding for basic earnings per share plus the dilutive effect of outstanding stock options and nonvested shares awarded under the RRP. For the three and six-month periods ended December 31, 2000, the weighted average number of common shares used in the computation of diluted earnings per share was 647,512 and 646,984, respectively. The weighted average number of common shares for the same period in 1999 was 671,572 and 671,059, respectively.

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

Non-Qualified Supplemental Benefit Plans

Effective July 1, 1998, Sobieski established supplemental retirement plans for its directors and certain of its officers. These plans generally provide for the payment of supplemental retirement benefits over a period of ten (10) years, beginning with the later of (a) the officer's or director's attainment of a specified retirement age; or (b) upon termination of the officer's employment or the director's termination as a member of the Board of Directors subject to certain vesting conditions with payments to be made at the specified retirement age. Sobieski has established a liability in the amount of the present value of vested officer and director benefits under these plans. Sobieski also maintains life insurance contracts on the officers and directors. Compensation expense associated with these supplemental retirement plans aggregated $33,900 and $24,800 for the six-month period ended December 31, 2000, and 1999, respectively.

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

Financial Condition

The Company's total assets increased $4.3 million during the six months ended December 31, 2000, to $115.1 million from $110.8 million at June 30, 2000. This increase was mainly due to increases in interest-bearing deposits in other financial institutions of $2.0 million, federal funds sold of $1.2 million, certificates of deposits and securities of $2.5 million offset by a decrease in net loans of $2.3 million. Other assets also increased by $0.9 million. The primary reason for the increase in other assets and part of the reason for the decrease in loans is the repossession of the collateral of a single loan totaling approximately $1.0 million. Additional information related to this transaction is provided in the results of operations section.

The Company's total liabilities increased $4.3 million from $98.0 million at June 30, 2000, to $102.3 million at December 31, 2000. The increase was from deposit growth of $.7 million, $4.5 million of net additional FHLB advances and increases in accrued interest payable offset by decreased federal funds purchased of $1.4 million. Deposits increased to $74.6 million at December 31, 2000 from $73.9 million at June 30, 2000. FHLB advances increased to $26.0 million at December 31, 2000, from $21.5 million at June 30, 2000.

Stockholders' equity increased $52,000 to $12.9 million at December 31, 2000, from $12.8 million at June 30, 2000, principally the result of $256,000 of net income, $68,000 of unrealized appreciation on available for sale securities and $106,000 in reductions of unearned RRP and unallocated ESOP shares, offset by $105,000 of cash dividends declared and $272,000 of treasury stock purchases.

Item 2. Management's Discussion And Analysis of Financial
              Condition And Results of Operations, Continued.

Results of Operations

General. The Company recorded net income for the three months ended December 31, 2000, of $108,000 which is a decrease of $52,000 over net income of $160,000 for the same period in 1999. For the six months ended December 31, 2000, net income was $256,000, which is a decrease of $73,000 over the reported net income of $329,000 for the comparable period in the prior year.

Net Interest Income. The Company's net income is primarily dependent upon net interest income. Net interest income was $766,000 and $1.54 million for the three and six-month periods ended December 31, 2000, respectively, as compared to $827,000 and $1.65 million for the same periods in the prior year. The decrease of $61,000 and $110,000 for the three and six-month periods, respectively, was primarily a result of increased deposits and FHLB advance interest cost primarily attributable to rising interest rates during the current year three and six-month periods.

Interest income increased $106,000 to $2.12 million for the three-month period ended December 31, 2000, from $2.01 million for the comparable 1999 period. During the six-month period ended December 31, 2000, interest income increased $263,000 from $3.94 million to $4.20 million over the comparable 1999 period. Of the $263,000 interest income increase, $128,000 is attributable to higher average earning assets with the remaining $135,000 due to higher rates.

Interest expense for the three-month period ended December 31, 2000, was $1.35 million as compared to $1.19 million for the comparable period in the prior year. During the six-month period ended December 31, 2000, interest expense increased $371,000 from $2.29 million to $2.66 million over the comparable 1999 period. Increased borrowings account for $58,000 of additional interest expense while higher rates added an additional $313,000 to the total $371,000 interest cost increase. The higher funding cost is principally due to higher rates and the lengthening of deposit and FHLB advance maturities to mitigate interest rate risk.

Provisions for Loan Losses. During the three and six-months ended December 31, 2000, the Company had provisions of $15,000 and $30,000 respectively as compared to $15,000 and $50,000 for the same periods in the prior year. At December 31, 2000, the Company's allowance for loan losses totaled $328,000 or .36% of loans and 148% of total non-performing loans.

During the quarter ended June 30, 2000, the Company became aware of certain circumstances related to a single borrower in which the Association had purchased a participation interest. The borrower discontinued principal and interest payments on the loan and filed for Chapter 11 bankruptcy protection. Under the terms of a plan, which had been accepted by the lead participant, the borrower and the bankruptcy court, the collateral of this loan has been surrendered to the lead participant. The outstanding balance of the loan at the time of the repossession was $1,013,000. Upon repossession, the Company adjusted the balance of the loan to the estimated fair market value of the collateral of approximately $985,000 by recording a charge off. Management has also transferred the balance of the loan to other repossessed assets which is included in other assets in the December 31, 2000 condensed consolidated statement of financial condition.

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

Item 2. Management's Discussion And Analysis of Financial
              Condition And Results of Operations, Continued.

Non-Interest Income. Non-interest income consists primarily of fees and service charges on deposit accounts and other income. Non-interest income increased $6,000 to $53,000 for the three-months ended December 31, 2000, as compared to $47,000 for the same period last year and increased $13,000 to $107,000 for the six months ended December 31, 2000 from $94,000 for the same period in 1999. The increases were due primarily to increased fee income and service charges on customer accounts.

Non-Interest Expenses. Non-interest expenses were $624,000 and $1.19 million for the three and six-month periods ended December 31, 2000, respectively, compared to $587,000 and $1.13 for the same period last year. The increase of $59,000 for the six-month period ended December 31, 2000, compared to the same period last year was due primarily to higher compensation and benefits, advertising and promotion, and service bureau expenses offset by lower occupancy and equipment expense and lower professional expenses.

Income Taxes. Income taxes for the six months ended December 31, 2000, were $168,400 on pre-tax income of $424,000, an effective tax rate of 39.7%. For the six-months ended December 31, 1999, income taxes were $230,700 on pre-tax income of $559,000, an effective tax rate of 41.2%

Liquidity and Capital Resources

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

Federal regulations require the Association to maintain minimum levels of liquid assets. The required percentage has varied from time to time based upon the economic conditions and savings flows and is currently 4% of net withdrawable savings deposits and borrowings payable on demand or in one year or less during the preceding calendar month. Liquid assets for purposes of this ratio include cash, certain time deposits, U.S. Government obligations, government agency and other securities and obligations generally having remaining maturities of less than five years. The Company has maintained its liquidity ratio at levels in excess of those required. At December 31, 2000, the Company's liquidity ratio was 28.1%.

At December 31, 2000, the Company had $26.0 million in outstanding advances from the FHLB used primarily to fund purchases of participation interests in commercial loans, internally originated loans and other investments.

The Company uses its liquidity resources principally to meet ongoing commitments to fund maturing certificates of deposit and deposit withdrawals and to meet operating expenses. At December 31, 2000, the Company had outstanding commitments to extend credit, which amounted to $12.5 million (including $3.1 million in available home equity lines of credit). Management believes that loan repayments and other sources of funds will be adequate to meet the Company's foreseeable liquidity needs.

At December 31, 2000, the Association had tangible capital of $9.9 million or 8.7% of adjusted total assets, which was $8.2 million above the minimum capital requirement of $1.7 million or 1.5% of adjusted total assets.

At December 31, 2000, the Association had core capital of $9.9 million or 8.7% of adjusted total assets which was $6.5 million above the minimum capital requirement of $3.4 million or 3.0% of adjusted total assets.

Item 2. Management's Discussion And Analysis of Financial
                    Condition And Results of Operations, Continued

At December 31, 2000, the Association had total risk-based capital of $10.2 million and risk-weighted assets of $63.8 million or total risk-based capital of 16.0% of risk-weighted assets. This amount was $5.1 million above the minimum regulatory risk-based capital requirement of $5.1 million, or 8.0% of risk-weighted assets.

PART II. OTHER INFORMATION
Item 1.	Legal Proceedings
None
Item 2.	Changes in Securities
None
Item 3.	Defaults Upon Senior Securities
None
Item 4.	Submission of Matters to a Vote of Security Holders
None
Item 5.	Other Information
None
Item 6.	Exhibits and Reports on Form 8-K
(a) Exhibits
None
(b) Reports on Form 8-K
None

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Sobieski Bancorp, Inc.
 (Registrant)

Date:    February 12, 2001                                      By:
                                                                          Thomas F. Gruber
                                                                          President and Chief Executive Officer

Date:    February 12,2001                                      By:
                                                                          Arthur Skale

                                                                          Chief Financial Officer