Form 10QSB
period 2001-03-31
SOBIESKI BANCORP INC
filed 2001-05-15
CIK 934860

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

_______________________________________

FORM 10-QSB

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

                                For the quarterly period ended March 31, 2001

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

Yes[X] No [ ]

As of May 11, 2001, there were 674,962 shares of the registrant's common stock issued and outstanding.

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

PART I. Financial Information

Item 1. Financial Statements

Sobieski Bancorp, Inc. And Subsidiary

Condensed Consolidated Statements Of Financial Condition
March 31, 2001 and June 30, 2000

March 31, June 30,
ASSETS 2001 2000
(Unaudited)
Cash and due from banks	$ 3,283,125	$ 2,049,769
Interest-bearing deposits in other financial institutions	394,828	688,291
Federal funds sold	3,500,000	-
Total cash and cash equivalents	7,177,953	2,738,060
Certificates of deposit in other financial institutions	1,388,000	-
Securities available for sale	16,286,087	5,621,083
Securities held to maturity (fair value of $5,087,261 and $4,614,324, respectively)	5,090,144	4,756,547
Loans, net of allowance for loan losses of $342,500 and $395,000, respectively	84,091,017	93,280,665
Federal Home Loan Bank stock, at cost	1,526,000	1,499,800
Accrued interest receivable	652,413	589,198
Property and equipment, net	1,822,925	1,868,802
Other assets	1,877,212	478,942

Total assets	$ 119,911,751	$ 110,833,097

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Deposits	$ 75,346,744	$ 73,928,167
Federal funds purchased	-	1,400,000
Federal Home Loan Bank advances	29,000,000	21,500,000
Advances from borrowers for taxes and insurance	681,063	337,294
Accrued interest payable	969,628	388,354
Accrued expenses and other liabilities	893,695	463,675

Total liabilities	$ 106,891,130	$ 98,017,490

Stockholders' equity:
Preferred stock, $.01 par value: 500,000 shares authorized none issues
Common stock, $.01 par value: 3,500,000 shares authorized; 966,000 shares issued; 677,662 and 705,062 shares outstanding, respectively	9,660	9,660
Additional paid-in capital	9,253,137	9,252,680
Retained earnings, substantially restricted	8,135,836	7,812,384
Accumulated other comprehensive loss	(4,483)	(100,744)
Treasury stock; at cost, 288,338 and 260,938 shares, respectively	3,951,103)	(3,621,842)
Unearned Recognition and Retention Plan (RRP) shares; 6,623 and 12,491 shares, respectively	(91,960)	(173,438)
Unallocated Employee Stock Ownership Plan (ESOP) shares; 33,047 and 36,309 shares, respectively	(330,466)	(363,093)
Total stockholders' equity	13,020,621	12,815,607

Total liabilities and stockholders' equity	$ 119,911,751	$ 110,833,097

See accompanying notes to condensed consolidated financial statements.

Sobieski Bancorp, Inc. And Subsidiary
Condensed Consolidated Statements Of Income
for the three and nine months ended March 31,2001 and 2000

Three Months Ended March 31,			Nine Month Ended March 31,
	2001	2000	2001	2000
(Unaudited) (Unaudited) Interest Income:
Loans	$ 1,808,778	$1,885,464	$5,475,600	$5,434,317
Securities - taxable	267,794	196,749	646,719	550,396
Interest-bearing deposits	43,272	14,698	177,917	36,394
Securities - tax exempt	10,978	8,130	33,014	23,537
Total interest income	2,130,822	2,105,041	6,333,250	6,044,644

Interest expense:
Interest on deposits	948,891	847,579	2,840,685	2,445,842
Interest on borrowings	386,563	393,820	1,159,256	1,088,551
Total interest expense	1,335,454	1,241,399	3,999,941	3,534,393

Net interest income	795,368	863,642	2,333,309	2,510,251

Provision for loan losses	15,000	55,000	45,000	105,000

Net interest income after provision for loan losses	780,368	808,642	2,288,309	2,405,251

Non-interest income:
Fees and service charges	71,437	56,596	177,404	150,920
Gain on sale of loans	138,907	11,703	138,907	11,703
Other income	72	14,276	990	14,391

Total non-interest income	210,416	82,575	317,301	177,014

Non-interest expenses:
Compensation and benefits	322,287	305,071	1,007,121	908,425
Occupancy and equipment	86,735	84,551	238,702	267,751
Federal deposit insurance premiums	9,446	3,681	28,371	22,440
Advertising and promotion	14,752	9,994	40,300	31,007
Service bureau expense	41,653	47,550	124,704	116,526
Other operating expenses	140,334	134,357	366,666	370,785

Total non-interest expenses	615,207	585,204	1,805,864	1,716,934

Income before income taxes	375,577	306,013	799,746	865,331

Provision for income taxes	149,644	126,797	318,069	357,497

Net income	225,933	179,216	481,677	507,834

Basic earnings per common share	$ 0.35	$ 0.27	$ 0.75	$ 0.76
Diluted earnings per common share	$ 0.35	$ 0.27	$ 0.75	$ 0.76

Dividends per common share	$ 0.08	$ 0.08	$ 0.24	$ 0.24

See accompanying notes to condensed consolidated financial statements.
2

Sobieski Bancorp, Inc. And Subsidiary
Condensed Consolidated Statements Of Comprehensive Income
for the three and nine months ended March 31, 2001 and 2000
Three Months Ended March 31,			Nine Months Ended March 31,
	2001	2000	2001	2000
(Unaudited) (Unaudited)
Net Income	$ 225,933	$ 179,216	$ 481,677	$ 507,834
Other comprehensive income, net of tax:

Unrealized appreciation (depreciation) of other available-for-sale securities	27,934	(14,196)	96,261	(53,773)

Unrealized appreciation (depreciation) on $5.3 million of securities transferred from held-to-maturity to available-for- sale upon the adoption of SFAS No. 133	-	-	-	(12,017)
	__________	_________	__________	_________

Total comprehensive income	$ 253,867	$ 165,020	$ 577,938	$ 442,044

See accompanying notes to condensed consolidated financial statements.

Sobieski Bancorp, Inc. And Subsidiary
Condensed Consolidated Statements Of Cash Flows
for the nine months ended March 31, 2001 and 2000
Nine Months
Ended March 31,
2001 __2000__
(Unaudited)
Cash flows from operating activities:
Net income	$ 481,677	$ 507,834
Adjustments to reconcile net income to net cash
from operating activities:
Depreciation	84,598	85,868
Provision for loan losses	45,000	105,000
Loss on sale of real estate owned, net	83	-
Loss on fixed asset disposals	-	1,951
Gain on sale of loans	(138,907)	(11,703)
Deferred income taxes	643	(8,221)
ESOP expense	58,937	42,030
RRP expense	43,973	55,020
Amortization of premiums and accretion of discounts, net	77,622	95,197
Proceeds from loans held for sale	1,421,157	-
Loans originated for sale	(1,779,905)	-
Net change in
Accrued interest receivable	(63,215)	(36,107)
Other assets	(414,411)	44,053
Accrued interest payable	581,274	66,176
Accrued expenses and other liabilities	441,671	320,986
Net cash from operating activities	840,197	1,268,084

Cash flows from investing activities:
Purchase of certificates of deposit in other financial institutions	(1,388,000)	-
Purchase of securities	(14,931,109)	(410,859)
Proceeds from calls of securities	3,000,000	-
Principal reductions of securities	1,001,323	1,110,304
Proceeds from sale of loans	7,416,366	5,326,521
Proceeds from sale of real estate owned	27,987	-
Net decrease (increase) in loans	1,164,693	(12,133,449)
Purchase of Federal Home Loan Bank stock	(26,200)	(174,000)
Purchase of property and equipment, net	(38,721)	(76,426)
Net cash from investing activities	(3,773,661)	(6,357,909)

Cash flows from financing activities:
Net change in deposits	1,418,577	10,763,061
Increase in advances from borrowers
for taxes and insurance	343,769	404,318
Net decrease in federal funds purchased	(1,400,000)	(1,000,000)
Proceeds from Federal Home Loan Bank advances	14,000,000	9,000,000
Repayment of Federal Home Loan Bank advances	(6,500,000)	(12,750,000)
Purchase of treasury stock	(329,260)	(129,344)
Cash dividends paid	(159,729)	(174,096)
Net cash from financing activities	7,373,357	6,113,939
Net change in cash and cash equivalents	4,439,893	1,024,114

Cash and cash equivalents at beginning of period	2,738,060	939,604

Cash and cash equivalents at end of period	$ 7,177,953	$ 1,963,718

Non cash transactions:
Transfer to real estate and other assets owned from loans	1,061,244	52,159

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

Sobieski Bancorp, Inc. And Subsidiary
Notes To Condensed Consolidated Financial Statements, Continued

B.        ACCOUNTING POLICIES.

          Securities

Securities that may be sold as part of the Company's asset/liability or liquidity management or in response to or in anticipation of changes in interest rates and resulting prepayment risk, or for other similar factors, are classified as available-for-sale and carried at fair market value. Unrealized holding gains and losses on securities classified as available-for-sale are reported net of related deferred income taxes as a separate component of stockholders' equity. Securities that the Association has the ability and positive intent to hold to maturity are classified as held-to-maturity and carried at amortized cost. Trading securities are carried at fair market value with unrealized holding gains and losses included in earnings. Gains and losses on all securities transactions are recognized when sold as determined by the identified certificate method. The Company had no trading securities at March 31, 2001.

          Allowance For Loan Losses

The allowance for loan losses is established through a provision for loan losses based on management's evaluation of the risks inherent in the Company's loan portfolio and changes in the nature and volume of its loan activity, including those loans which are being specifically monitored by management. Such evaluation, which includes a review of loans for which full collectibility may not be reasonably assured, considers among other matters, loan classification, the estimated fair value of the underlying collateral, economic conditions, historical loan loss experience, the amount of loans outstanding and other factors that warrant recognition in providing for an adequate allowance for loan losses. A significant factor considered in the Company's allowance is low level of loans other than one-to-four family real estate loans. The Company's allowance for loan losses and non-accrual loans at March 31, 2001 aggregated $342,500 and $162,000, respectively.

Earnings Per Common Share

Basic earnings per share is computed by dividing net income by the weighted average number of shares of common stock outstanding. For the three and nine-month periods ended March 31, 2001, the weighted average number of common shares used in the computation of basic earnings per share were 637,168 and 644,074, respectively. The weighted average number of common shares for the same periods in 2000 were 670,475 and 671,522.

Sobieski Bancorp, Inc. and Subsidiary
Notes to Condensed Consolidated Financial Statements, Concluded

Diluted earnings per share is computed by dividing net income by the weighted average number of shares of common stock outstanding for basic earnings per share plus the dilutive effect of outstanding stock options and non-vested shares awarded under the RRP. For the three and nine-month periods ended March 31, 2001, the weighted average number of common shares used in the computation of diluted earnings per share were 639,979 and 645,335, respectively. The weighted average number of common shares for the same period in 2000 were 670,475 and 671,534, respectively.

The Company accounts for the shares of common stock acquired by its Employee Stock Ownership Plan ("ESOP") and the restricted shares awarded under its Recognition and Retention Plan ("RRP") in accordance with the American Institute of Certified Public Accountants Statement of Position 93-6, "Employers' Accounting For Employee Stock Ownership Plans". Shares held by the ESOP and the restricted shares awarded under the RRP are not considered in the weighted average number of shares outstanding until such shares are released for allocation to an ESOP participant's individual account or vested, in the case of the RRP.

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

Financial Condition

The Company's total assets increased $9.1 million during the nine months ended March 31, 2001, to $119.9 million from $110.8 million at June 30, 2000. This increase was mainly due to increases in cash and due from other financial institutions of $1.2 million, federal funds sold of $3.5 million, certificates of deposits and securities of $12.4 million offset by a decrease in net loans of $9.2 million primarily from a bulk loan sale of $7.4 million and $1.1 million transfer of real estate and other repossessed assets from loans. Other assets also increased by $1.4 million. The primary reason for the increase in other assets and part of the aforementioned reason for the decrease in loans is the repossession of the collateral of a single loan totaling approximately $1.0 million. Additional information related to this transaction is provided in the results of operations section.

The Company's total liabilities increased $8.9 million from $98.0 million at June 30, 2000, to $106.9 million at March 31, 2001. The increase was from deposit growth of $1.4 million, $7.5 million of net additional FHLB advances and increases of $1.3 million in other liabilities offset by decreased federal funds purchased of $1.4 million. Deposits increased to $75.3 million at March 31, 2001 from $73.9 million at June 30, 2000. FHLB advances increased to $29.0 million at March 31, 2001, from $21.5 million at June 30, 2000.

Stockholders' equity increased $205,000 to $13.0 million at March 31, 2001, from $12.8 million at June 30, 2000, principally the result of $482,000 of net income, $96,000 of unrealized appreciation on available for sale securities and $115,000 in reductions of unearned RRP and unallocated ESOP shares, offset by $160,000 of cash dividends declared and $329,000 of treasury stock purchases.

Item 2.  Management's Discussion And Analysis of Financial
          Condition And Results of Operations, Continued.

Results of Operations

General. The Company recorded net income for the three months ended March 31, 2001, of $226,000 which is an increase of $47,000 over net income of $179,000 for the same period in 2000. For the nine months ended March 31, 2001, net income was $482,000, which is a decrease of $26,000 over the reported net income of $508,000 for the comparable period in the prior year.

Net Interest Income. The Company's net income is primarily dependent upon net interest income. Net interest income was $795,000 and $2.33 million for the three and nine-month periods ended March 31, 2001, respectively, as compared to $864,000 and $2.51 million for the same periods in the prior year. The decrease of $69,000 and $177,000 for the three and nine-month periods, respectively, was primarily a result of increased deposits and FHLB advance interest cost primarily attributable to rising interest rates during the first six-months of the current fiscal year.

Interest income increased $26,000 to $2.13 million for the three-month period ended March 31, 2001, from $2.11 million for the comparable 2000 period. During the nine-month period ended March 31, 2001, interest income increased $289,000 from $6.04 million to $6.33 million over the comparable 2000 period. Of the $289,000 interest income increase, $41,000 is attributable to higher average earning assets with the remaining $248,000 due to higher rates.

Interest expense for the three-month period ended March 31, 2001, was $1.34 million as compared to $1.24 million for the comparable period in the prior year. During the nine-month period ended March 31, 2001, interest expense increased $465,000 from $3.53 million to $4.00 million over the comparable 2000 period. Increased borrowings account for $35,000 of additional interest expense while higher rates added an additional $430,000 to the total $465,000 interest cost increase. The higher funding cost is principally due to higher rates and the lengthening of deposit and FHLB advance maturities to mitigate interest rate risk.

Provision for Loan Losses. During the three and nine-months ended March 31, 2001, the Company had provisions of $15,000 and $45,000 respectively as compared to $55,000 and $105,000 for the same periods in the prior year. At March 31, 2001, the Company's allowance for loan losses totaled $343,000 or .41% of loans and 188% of total non-performing loans.

During the quarter ended June 30, 2000, the Company became aware of certain circumstances related to a single borrower in which the Association had purchased a participation interest. The borrower discontinued principal and interest payments on the loan and filed for Chapter 11 bankruptcy protection. Under the terms of a plan, which had been accepted by the lead participant, the borrower and the bankruptcy court, the collateral of this loan has been surrendered to the lead participant. The outstanding balance of the loan at the time of the repossession was $1,013,000. Upon repossession, the Company adjusted the balance of the loan to the estimated fair market value of the collateral of approximately $985,000 by recording a charge off. Management has also transferred the balance of the loan to other repossessed assets which is included in other assets in the March 31, 2001 condensed consolidated statement of financial condition.

As of March 31, 2001 in addition to the $985,000 repossessed collateral, the Company has $182,000 of substandard loans making total classified assets $1.2 million. At this time management does not expect any material additional losses on these assets.

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

Item 2.  Management's Discussion And Analysis of Financial
             Condition And Results of Operations, Continued.

Non-Interest Income. Non-interest income consists primarily of fees and service charges on deposit accounts and other income. Non-interest income increased $127,000 to $210,000 for the three-months ended March 31, 2001, as compared to $83,000 for the same period last year and increased $140,000 to $317,000 for the nine months ended March 31, 2001 from $177,000 for the same period in 2000. The increases were due primarily to increased fee income and service charges on customer accounts along with added letter of credit fee income and loan sales related gains.

During the quarter ended March 31, 2001, the association sold a bulk loan package of $7.4 million which resulted in a net gain of $121,000. Correspondingly, in the prior year a bulk loan sale of $5.3 million resulted in a $12,000 gain. Both the current and prior year loan sales were primarily executed to manage interest rate risk. Additionally, newly originated loans sold during the current quarter added $18,000 to loan sales gains.

Non-Interest Expense. Non-interest expenses were $615,000 and $1.81 million for the three and nine-month periods ended March 31, 2001, respectively, compared to $585,000 and $1.72 for the same period last year. The increase of $89,000 for the nine-month period ended March 31, 2001, compared to the same period last year was due primarily to: (a) $99,000 of compensation and benefits increases attributable to higher wages, staff increases, health and benefit program increases and reduced loan origination expense deferrals, (b) $8,000 of increased service bureau expenses to facilitate system upgrades, expanded product line and higher ATM costs, (c) $6,000 of Federal Deposit insurance for primarily higher deposit levels, and (d) $9,000 advertising for primarily product promotions, offset by: (a) $29,000 of lower occupancy reflecting non-recurring prior year expenditure for building and site repairs, and (b) $4,000 of lower other expenses principally relating to professional services.

Income Taxes. Income taxes for the nine months ended March 31, 2001, were $318,100 on pre-tax income of $799,700, an effective tax rate of 39.8%. For the nine-months ended March 31, 2000, income taxes were $357,500 on pre-tax income of $865,300, an effective tax rate of 41.3%

Liquidity and Capital Resources

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

At March 31, 2001, the Company had $29.0 million in outstanding advances from the FHLB used primarily to fund purchases of participation interests in commercial loans, internally originated loans and other investments.

The Company uses its liquidity resources principally to meet ongoing commitments to fund maturing certificates of deposit and deposit withdrawals and to meet operating expenses. At March 31, 2001, the Company had outstanding commitments to extend credit, which amounted to $10.5 million (including $3.3 million in available home equity lines of credit). Federal regulations require the Association to maintain sufficient liquidity to maintain its safe and sound operation. Management believes that the level of the Association liquid assets at March 31, 2001, as well as loan repayments and other sources of funds will be adequate to meet the Company's foreseeable liquidity needs.

Item 2.  Management's Discussion And Analysis of Financial
          Condition And Results of Operations, Continued.

At March 31, 2001, the Association had tangible capital of $10.0 million or 8.5% of adjusted total assets, which was $8.2 million above the minimum capital requirement of $1.8 million or 1.5% of adjusted total assets.

At March 31, 2001, the Association had core capital of $10.0 million or 8.5% of adjusted total assets which was $6.5 million above the minimum capital requirement of $3.5 million or 3.0% of adjusted total assets.

At March 31, 2001, the Association had total risk-based capital of $10.3 million and risk-weighted assets of $61.6 million or total risk-based capital of 16.76% of risk-weighted assets. This amount was $5.4 million above the minimum regulatory risk-based capital requirement of $4.9 million, or 8.0% of risk-weighted assets.

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

                                                                    Sobieski Bancorp, Inc.
                                                                      (Registrant)

Date:      May 11, 2001                                   By: ___________________________________
                                                                              Thomas F. Gruber
                                                                        President and Chief Executive Officer

Date:      May 11, 2001                                  By: ____________________________________
                                                                               Arthur Skale
                                                                         Chief Financial Officer