Form 10KSB
period 2001-06-30
SOBIESKI BANCORP INC
filed 2001-09-27
CIK 934860

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-KSB

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934
        For the Fiscal Year Ended June 30, 2001

OR

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934
      For the transition period from ________________to________________

                                                 Commission File Number 0-25518

                                                     SOBIESKI BANCORP, INC.
                                         (Name of Small Business Issuer in its Charter)

                      Delaware                                                                  355-1942803
(State or Other Jurisdiction of Incorporation or Organization)      (IRS Employer Identification Number)

 2930 West Cleveland Road, South Bend, Indiana                                           46628
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

                                            Common Stock, par value $.01 per share
                                                                (Title of Class)

     Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X. NO __.

     Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [x]

     State Issuer's revenues for its most recent fiscal year $8,935,000.

     As of September 18, 2001, there were issued and outstanding 671,962 shares of the Issuer's Common Stock. The aggregate market value of the voting stock held by non-affiliates of the Issuer, computed by reference to the average of the bid and asked price of such stock as of September 18, 2001 was approximately $9.7 million. (The exclusion from such amount of the market value of the shares owned by any person shall not be deemed an admission by the Issuer that such person is an affiliate of the Issuer.)

                                                        DOCUMENTS INCORPORATED BY REFERENCE

     Part II of Form 10-KSB - Portions of Annual Report to Stockholders for the fiscal year ended June 30, 2001.
     Part III of Form 10-KSB - Portions of the Proxy Statement for the 2001 Annual Meeting of Shareholders.

PART I

Item 1.      Description of Business

General

Sobieski Bancorp, Inc.

     Sobieski Bancorp, Inc. (the "Company") was incorporated under the laws of the State of Delaware in December 1994 by authorization of the Board of Directors of Sobieski Bank of South Bend (or the "Bank") for the purpose of acquiring all of the outstanding stock of the Bank issued upon the conversion of the Bank from the mutual to the stock form of ownership (the "Conversion"). The Bank's name was changed to "Sobieski Bank" from "Sobieski Federal Savings and Loan of South Bend" on September 1, 2001.

     The Company is a unitary savings and loan holding company. Through the unitary holding company structure, it is possible to expand the size and scope of the financial services offered beyond those currently offered by the Bank. The holding company structure also provides the Company with greater flexibility than the Bank would have to diversify its business activities, through existing or newly formed subsidiaries, or through acquisitions or mergers of both mutual and stock thrift institutions as well as other companies. There are no current arrangements, understandings or agreements regarding any such acquisition. See "Regulation - Holding Company Regulation" and "Regulation - Federal and State Taxation". Activities of the Company may also be funded through sales of additional securities or income generated by other activities of the Company. At this time, there are no plans regarding such activities.

At June 30, 2001, the Company had consolidated assets of approximately $128.4 million, deposits of approximately $79.0 million and stockholders' equity of approximately $13.1 million.

     The executive office of the Company is located at 2930 West Cleveland Road, South Bend, Indiana 46628, telephone (219) 271-8300.

Sobieski Bank

     The Bank is a federal savings association headquartered in South Bend, Indiana. The Bank was originally chartered under the laws of the State of Indiana in 1893 and converted to a federally chartered mutual savings and loan association in 1936. Its deposits are insured up to the maximum allowable amount by the Federal Deposit Insurance Corporation (the "FDIC") under the Savings Association Insurance Fund (the "SAIF"). Through its main office and two branch offices, Sobieski Bank primarily serves communities located in St. Joseph County, Indiana.

     Sobieski Bank has been, and intends to continue to be, a community-oriented financial institution offering financial products and services to meet the needs of the communities it serves. The Bank attracts deposits from the general public and uses such deposits, together with other funds, to originate primarily one-to-four family, fixed-rate and variable-rate residential mortgage loans for retention in its portfolio or for sale. In addition, the Bank originates construction loans, consumer loans and real estate-backed small business commercial loans. During both fiscal 2001 and 2000, the Bank purchased participation interests in commercial loans funded primarily by advances from the Federal Home Loan Bank ("FHLB") of Indianapolis. See "Originations and Purchases of Loans and Mortgage-Backed Securities".

Forward-Looking Statements

     When used in this Form 10-KSB and in future filings by the Company with the Securities and Exchange Commission (the "SEC"), in the Company's press releases or other public or shareholder communications, and in oral statements made with the approval of an authorized executive officer, the words or phrases "will likely result", "are expected to", "will continue", "is anticipated", "estimate", "project", "believe" or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties, including, among other things, changes in economic conditions in the Company's market area, changes in policies by regulatory agencies, fluctuations in interest rates, demand for loans in the Company's market area and competition, that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. The Company wishes to caution the readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. The Company wishes to advise readers that the factors noted above could affect the Company's financial performance and could cause the Company's actual results for future periods to differ materially from those anticipated or projected.

     The Company does not undertake and specifically disclaims any obligation to publicly release the result of any revisions which may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

Lending Activities

     General. The Bank originates primarily fixed and adjustable-rate, one-to-four family mortgage loans for retention in its portfolio or for sale. In response to customer demand, the Bank continues to originate fixed-rate mortgage loans.

     To a much lesser extent, it also originates commercial real and non-real estate secured loans, construction and consumer loans. During fiscal 2001 and 2000, the Bank purchased participation interests in commercial loans aggregating $6.2 million funded with one to ten-year advances from the FHLB of Indianapolis. The Bank has in the past purchased participations of the Small Business Administration (the "SBA") which consists of St. Joseph County, Indiana. Substantially all of the Bank's loans are originated in its market area. At June 30, 2001, the Bank's net loan portfolio totaled $88.5 million.

     The loan committee, comprised of three Bank's directors serving on a three-month rotating basis, has authority of the Bank's board of directors to approve loans up to $250,000; any loans over $250,000 must be approved by the entire Board of Directors.

     Under regulations of the Office of Thrift Supervision (the "OTS"), the Bank's loans-to-one-borrower limit is generally limited to the greater of 15% of unimpaired capital and surplus or $500,000. See "Regulation - Federal Regulation of Savings Associations". At June 30, 2001, the maximum amount which the Bank could loan to any one borrower and the borrower's related entities was $1,577,000. At June 30, 2001, the Bank had no loans with aggregate outstanding balances in excess of this amount. At that date, the Bank's largest lending relationship to a single borrower or group of related borrowers totaled $1,346,000. As of June 30, 2001, this loan was performing in accordance with its terms.

     All of the Bank's lending is subject to its written underwriting standards and loan origination procedures. Decisions on loan applications are made on the basis of detailed applications and property valuations. Properties securing real estate loans made by Sobieski Bank are generally appraised by Board-approved independent appraisers. In the loan approval process, Sobieski Bank assesses the borrower's ability to repay the loan, the adequacy of the proposed collateral, the employment stability of the borrower, the credit worthiness of the borrower as well as the strength of the personal guarantor of business loan requests.

     The Bank requires evidence of marketable title and lien position or appropriate title insurance (except on certain home equity loans) on all loans secured by real property. The Bank also requires fire and extended coverage casualty insurance in amounts at least equal to the lesser of the principal amount of the loan or the value of improvements on the property, depending on the type of loan. As required by federal regulations, the Bank also requires flood insurance to protect the property securing its interest if property is located in a designated flood area.

     Loan Portfolio Composition. The following information presents the composition of the Company's loan portfolio in dollar amounts and in percentages before deductions for the allowances for loan losses as of the dates indicated.

At June 30,
2001			2000		1999
Amount		Percent	Amount	Percent	Amount	Percent
(Dollars in Thousands)
One-to-four family	$62,283	70.1%	$70,429	75.2%	$68,325	77.5%
Commercial loans	19,894	22.4	19,143	20.4	16,869	19.1
Home equity	3,933	4.4	3,565	3.8	2,902	3.3
Other consumer loans	2,731	3.1	539	0.6	114	0.1

Total loans	$88,841	100.0%	$93,676	100.0%	$88,210	100.0%

Allowance for loan losses	(340)		(395)		(310)

Total loans, net	$88,501		$93,281		$87,900

The following table shows the composition of the Company's loan portfolio by fixed and adjustable-rate loans at the dates indicated.
At June 30,
2001			2000		1999
Amount		Percent	Amount	Percent	Amount	Percent
(Dollars in Thousands)
Fixed-Rate Loans:
One-to-four-family	$54,812	61.7%	$65,547	70.0%	$64,422	73.1%
Consumer loans	1,565	1.8	539.5		114.1
Commercial loans	3,455	3.9	8,611	9.2	4,164	4.7

Total fixed-rate loans	$59,832	67.4	74,697	79.7	68,700	77.9

Adjustable-Rate Loans:
One-to-four-family	7,471	8.4	4,882	5.2	3,903	4.4
Commercial loans	16,439	18.5	10,532	11.2	12,705	14.4
Home equity and other consumer	5,099	5.7	3,565	3.9	2,902	3.3

Total adjustable-rate loans	29,009	32.6	18,979	20.3	19,510	22.1

Total loans	$88,841	100.0%	$93.676	100.0%	$88,210	100.0%

Allowance for loan losses	(340)		(395)		(310)

Total loans, net	$88,501		$93,281		$87,900

     The following schedule illustrates the amortization schedule by contractual maturity of the Company's loan portfolio at June 30, 2001. Loans which have adjustable or renegotiable interest rates are shown as maturing in the period during which the contract is due. The schedule does reflect scheduled principal amortization but does not reflect the effects of possible prepayments or enforcement of due-on-sale clauses.
Real Estate
One-Four Family		Multi-Family & Commercial	Home Equity Consumer & Deposit Loans	Commercial	Total
		(Dollars in Thousands)
Due during the twelve months ending June 30,
2002 (1)	$ 1,856	$ 868	$ 624	$ 3,679	$ 7,027
2003	2,003	935	677	3,979	7,595
2004	2,159	777	736	2,437	6,108
2005 and 2006	4,736	1,240	1,540	100	7,616
2007 to 2011	15,062	4,020	2,500	1,480	23,062
2012 to 2031	36,467	-0-	587	379	37,433

Total	$62,283	$7,840	$6,664	$12,054	$88,841

Weighted average interest rate	7.44%	7.92%	8.19%	7.86%	7.60%

(1)  Includes demand loans, loans having no stated maturity and over-draft loans.

The following table shows the amount of non-mortgage commercial loans outstanding as of June 30, 2001, based on remaining scheduled repayments of principal due in the periods indicated, classified according to sensitivity to changes in interest rates.

Maturing	Fixed Rate	Variable Rate	Total
Within one year	599	3,080	3,679
After one year but within five years	1,311	5,205	6,516
After five years	-0-	1,859	1,859
	1,910	10,144	12,054

The total amount of loans due after June 30, 2002 that have predetermined interest rates is $59.3 million.

     One-to-Four Family Residential Mortgage and Home Equity Lending. Residential loan originations are generated by the Bank's marketing efforts, its present customers, walk-in customers and referrals from real estate brokers. Historically, the Bank has focused its lending efforts primarily on the origination of fixed-rate loans secured by first mortgages on owner-occupied, single-family residences in its market area. In September 1994, the Bank began to originate adjustable rate mortgage ("ARM") loans. At June 30, 2001, the Company's one-to-four family residential mortgage loan portfolio totaled $62.3 million, or 70.1% of the Company's gross loan portfolio.

     The Bank currently offers fixed-rate and adjustable rate mortgage and home equity loans. For the year ended June 30, 2001, the Bank originated $15.4 million of one-to-four family real estate related loans. At June 30, 2001, the Bank had $7.5 million of one-to-four family adjustable-rate mortgage loans, and $54.8 million of one-to-four family fixed-rate mortgage loans.

     The Bank currently originates fixed-rate loans with terms of maturity up to 30 years. Interest rates charged on these fixed-rate loans are priced on a regular basis according to market conditions. The Bank also offers adjustable-rate mortgage loans at rates and on terms determined in accordance with market and competitive factors. The Bank currently originates one-to-five year ARM loans, with up to a 30-year amortization schedule, with a stated interest rate margin over the one-year Constant Maturity Treasury Index. These loans provide for a 1.5% maximum annual cap and a cap over the life of the loan of 4.50%. As a consequence of using caps, the interest rates on these loans may not be as rate sensitive as is the Bank's cost of funds. Currently, all ARM loans originated provide for an interest rate floor below which the interest rate charged may not fall.

     Borrowers with adjustable-rate mortgage loans are qualified at the fully indexed rate. Adjustable-rate loans decrease the risk to the Bank associated with changes in interest rates but involve other risks, primarily because as interest rates rise, the payment by the borrower may rise to the extent permitted by the terms of the loan, thereby increasing the potential for default. At the same time, the market value of the underlying property may be adversely affected by higher interest rates.

     Currently, Sobieski Bank will loan up to 80% of the appraised value on fixed-rate conventional mortgages of the security property without private mortgage insurance ("PMI") on owner occupied, one-to-four family loans and up to 97% with PMI on the sale price of such security properties. Sobieski will also loan up to 85% of the appraised value on adjustable rate mortgages on the security property without private mortgage insurance. Residential loans do not include prepayment penalties, are not assumable and do not produce negative amortization. Real estate loans originated by the Bank contain a "due on sale" clause allowing the Bank to declare the unpaid principal balance due and payable upon the sale of the security property.

     The loans currently originated by the Bank are typically underwritten and documented pursuant to the guidelines of Freddie Mac. The Bank currently retains some loans originated in its portfolio for selling originated-for-sale loans to primarily Freddie Mac.

     The Bank also originates second mortgage and home equity lines of credit. At June 30, 2001, the Bank's second mortgage loans and home equity loans totaled $325,000 and $3.9 million, respectively. Second mortgage loans have fixed or variable rates of interest and have terms up to 15 years. Home equity loans have adjustable interest rates and terms of up to 12 years. These loans are underwritten using similar guidelines as for single family mortgage lending.

     Residential Construction Lending. To a limited extent, the Bank also originates loans for the construction of one-to-four family residences. At June 30, 2001, the Bank's construction loan portfolio totaled $0.8 million, or 0.9% of its gross loan portfolio. As of that date, all of these loans were secured by property located within the Bank's market area.

     All of the construction loans to individuals for their residences are structured to be converted to permanent loans at the end of the construction phase, which typically runs from four to six months. These construction loans have rates and terms comparable to one-to-four family loans offered by the Bank, except that during the construction phase, the borrower pays interest only. The maximum loan-to-value ratio of owner occupied single-family construction loans is 80% without PMI and 95% with PMI. Residential construction loans are generally underwritten pursuant to the same guidelines for originating permanent residential loans.

     Construction loans are obtained primarily from walk-in customers and builder and realtor referrals. The application process includes submission to the Bank of plans and costs of the project to be constructed. These items are used to determine the appraised value of the subject property. Loans are based on the lesser of current appraised value or the cost of construction (land plus building).

     The Bank's construction loan agreements generally provide that loan proceeds are disbursed in increments as construction progresses. The Bank periodically reviews the progress of the underlying dwelling before disbursements are made. Nevertheless, construction lending is generally considered to involve a higher level of credit risk than one-to-four family residential lending since the risk of loss on construction loans is dependent largely upon the accuracy of the initial estimate of the individual property's value upon completion of the project and the estimated cost (including interest) of the project.

     Consumer Lending. Currently, the Bank is making consumer loans. The product line includes personal lines of credit, overdraft protection, automobile, marine, motorcycle, and recreational vehicle loans. The revolving and overdraft lines of credit feature variable rates of interest with the remaining product lines featuring fixed rates having repayment terms of one to six years. As of June 30, 2001, consumer loans including home equity loans referred to above totaled $6.7 million.

     The underwriting standards employed by the Bank for consumer loans include a determination of the applicant's payment history on other debts and an assessment of the borrower's ability to meet payments on the proposed loan along with their existing obligations. In addition to the creditworthiness of the applicant, the underwriting process also includes a comparison of the value of the security, if any, in relation to the proposed loan amount.

     Consumer loans may entail greater risk than residential mortgage loans, particularly in the case of consumer loans which are unsecured or secured by rapidly depreciable assets such as automobiles. In such cases, any repossessed collateral for defaulted consumer loans may not provide adequate sources of repayment for the outstanding loan balances as a result of the greater likelihood of damage, loss, or depreciation. In addition, consumer loan collections are dependent on the borrower's continuing financial stability, and thus are more likely to be affected by adverse personal circumstances. Furthermore, the application of various federal and state laws, including federal and state bankruptcy and insolvency laws, may limit the amount which can be recovered on such loans.

     Commercial Business Lending. Commercial adjustable-rate loans at June 30, 2001 totaled $16.4 million or 18.5% of the Company's gross loan portfolio. These loans consist of participation certificates guaranteed by the SBA, participations with other financial institutions in commercial real estate and non-real estate loans and internally originated commercial real estate and non-real estate loans. Unlike residential mortgage loans, which generally are made on the basis of the borrower's ability to make repayment from his or her employment and other income, and which are secured by real property whose value tends to be more easily ascertainable, commercial business loans are generally of higher risk and typically are made on the basis of the borrower's ability to make repayment from the cash flow of the borrower's business. As a result, the ability of funds for the repayment of commercial business loans may be substantially dependent on the success of the business itself (which, in turn, may be dependent upon the general economic environment.)

     Fixed-rate commercial business loans at June 30, 2001 totaled $3.5 million or 3.9% of the Company's gross loan portfolio. These loans are originated internally or purchased participations originated by other financial institutions.

     Commercial loans are predominately set to re-price on a basis that ranges from monthly through 5 years. Due to the nature of fixed-asset commercial lending and larger dollar amounts associated with this type of transaction, adjustable rate agreements commonly utilized are mutually beneficial to the borrower, by paying interest rates that reflect current market climate, and to the lending institution, particularly in regard to interest rate risk management.

Originations and Purchases of Loans

     Loan originations are developed from continuing business with depositors and borrowers, soliciting realtors, builders, walk-in customers and small business entities.

     While the Bank originates both adjustable-rate and fixed-rate loans, its ability to originate loans to a certain extent is dependent upon the relative customer demand for loans in its market, which is affected by the interest rate environment, among other factors. For the year ended June 30, 2001, the Bank originated $18.1 million in loans, as compared to $28.0 million for the year ended June 30, 2000. Originations during fiscal 2001 consisted of $15.4 million of one-to-four family real estate loans, and $2.7 million in nonresidential real estate and commercial loans.

     Loan originations during the year ended June 30, 2001 were lower than the prior year. The Bank believes the decrease was caused by a very volatile interest rate environment throughout the period and particularly the higher rate environment experienced for the first half of the current fiscal period. Historically, the Bank generally retained all its loan originations in its portfolio with the exception of a $5.3 million loan sale in the secondary market during fiscal 2000. During the fiscal year, sales of loans to Freddie Mac totaled $11.3 million. Both the current and prior year loan sales are part of interest risk management strategy.

     In order to supplement its lending activities, the Bank invests funds in mortgage-backed securities. See Note 3 of the Notes to Consolidated Financial Statements. Virtually all of the mortgage-backed securities purchased by the Bank have adjustable interest rate features. See "Business-Investment Activities".

     The following table shows the loan origination and purchase activities of the Bank for the periods indicated.
	Year Ended June 30,
	2001	2000	1999
		(In Thousands)
Originations:
One-to-four family real estate and home equity	$15,418	$18,270	$23,851
Deposit loans	197	36	36
Non-residential real estate and commercial loans	2,489	9,734	10,589

Total originations	18,104	28,040	34,476

Purchases:
Purchases of commercial business loans	-0-	6,230	5,848

Sales:
One-to-four family loans	(11,339)	(5,297)	-0-

Repayments:
Loans	(11,005)	(23,359)	(29,088)
Other, net	(540)	(233)	(181)

Total repayments	11,545	(23,592)	(29,269)

Net (decrease) increase	(4,780)	$ 5,381	$ 11,055

Asset Quality

     General. When a borrower fails to make a required payment on a loan, the Bank attempts to cause the delinquency to be cured by contacting the borrower. In the case of loans secured by real estate, a reminder notice is sent to the borrower on all loans over 15 days delinquent. When a loan becomes 15 days delinquent, late charges are assessed and a notice of late charges is sent to the borrower. An additional late notice is sent to the borrower if the delinquency is not cured within 30 days of the required payment date. If the loan becomes 60 days delinquent and the borrower has not attempted to contact the Bank to arrange an acceptable plan to bring the loan current, the borrower is contacted by telephone. If the borrower contacts the Bank with a reasonable explanation for the delinquency, the Bank generally will attempt to reach workable accommodations with the borrower to bring the loan current. All proposed workout arrangements are evaluated on a case by case basis, based on the best judgement of the Bank's management, considering, among other things, the borrower's past credit history, current financial status, cooperativeness, future prospects and the reason for the delinquency. If the loan is more than 90 days delinquent, the loan will be referred to the Bank's legal counsel for collection. In all cases, if the Bank believes that its collateral is at risk and added delay would place the collectibility of the balance of the loan in further question, management may refer loans for collection even sooner than the 90 days described above.

     When a loan becomes delinquent 90 days or more, the Bank will place the loan on non-accrual status. The loan will remain on a non-accrual status as long as the loan is 90 days delinquent.

     The following table sets forth the Bank's delinquencies by type, by amount and by percentage of type as of June 30, 2001.
Loans Delinquent For:
60-89 Days				90 Days and Over			Total Delinquent Loans
Number		Amount	Percent of Loan Category	Number	Amount	Percent of Loan Category	Number	Amount	Percent of Loan Category
				(Dollars in Thousands)
Real estate:
One-to four family	20	$862	1.4%	3	$121	0.2%	23	$983	1.6%
Home equity	1	7	0.2%	1	2	0.1%	2	9	0.2%
Commercial	3	92	0.7%	-0-	-0-	-0-%	3	92	0.5%

Total	24	$961	1.3%	4	$123	0.1%	28	$1,084	1.3%

     Non-Performing Assets. The table below sets forth the amounts and categories of non-performing assets. Loans are placed on non-accrual status when the collection of principal and/or interest becomes doubtful. Foreclosed assets include assets acquired in settlement of loans. The Bank had no accruing loans more than 90 days delinquent at June 30, 2001.
	At June 30,
	2001	2000	1999	1998	1997
		(Dollars in Thousands)
Non-accruing loans:
One-to-four family	$ 121	$144	$125	$ 76	$118
Commercial loans	-0-	93	-0-	-0-	-0-
Consumer	2	31	57	-0-	8

Total	123	268	182	76	126

Restructured loans	$1,097	-0-	-0-	-0-	-0-

Accruing over 90 days past due	-0-	-0-	-0-	112	-0-

Foreclosed assets:
One-to-four family	68	28	-0-	-0-	11
Other	958	-0-	-0-	-0-	-0-

Total	1,026	28	-0-	-0-	11

Total non-performing and foreclosed assets	$2,246	$296	$182	$188	$137

Total as a percentage of total assets	1.75%	.27%	.18%	.20%	.17%

     For the year ended June 30, 2001 gross interest income which would have been recorded had the non-accruing loans been current in accordance with their original terms amounted to $3,700. The amounts of interest income included in net income on these loans was $7,700.

     Other Loans of Concern. During the quarter ended June 30, 2000, the Company became aware of certain circumstances related to a loan to a single borrower in which the Bank had purchased a participation interest. The borrower has discontinued principal and interest payments on the loan and had filed for Chapter 11 bankruptcy protection. Under the terms of a plan, which had been accepted by the lead participants, borrower and the bankruptcy court, the collateral of this loan was surrendered to the lead participant to be sold. At June 30, 2000, management had classified this loan, totaling $1,013,175, as impaired. On July 25, 2001, the collateral for this loan was sold. Under terms of the sale, the Company participated in financing and will recover the full outstanding principal balance.

At June 30, 2001, management classified a loan participation interest in the amount of $1,097,113 as impaired due to the restructuring of the payments due from the borrower. The Company became aware of subsequent events occurring on August 22, 2001 when the borrower filed for Chapter 11 bankruptcy protection. Management does not expect any losses on this loan as the collateral is currently in use to support debt payments and appears to have sufficient market value to cover the outstanding loan balance.

     Classified Assets. Federal regulations provide for the classification of loans and other assets, such as debt and equity securities considered by the OTS to be of lesser quality, as "substandard", "doubtful" or "loss". An asset is considered "substandard" if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. "Substandard" assets include those characterized by the "distinct possibility" that the insured institution will sustain "some loss" if the deficiencies are not corrected. Assets classified as "doubtful" have all of the weaknesses inherent in those classified "substandard" with the added characteristic that the weaknesses present make "collection or liquidation in full" on the basis of currently existing facts, conditions and values, "highly questionable and improbable." Assets classified as "loss" are those considered "uncollectable" and of such little value that their continuance as assets without the establishment of a specific loss reserve is not warranted.

     When an insured institution classifies problem assets as either substandard or doubtful, it may establish specific allowances for loan losses in an amount deemed prudent by management. General allowances represent loss allowances which have been established to recognize the inherent risk associated with lending activities, but which, unlike specific allowances, have not been allocated to particular problem assets. When an insured institution classifies problem assets as "loss", it is required either to establish a specific allowance for losses equal to 100% of that portion of the asset as classified or to charge-off such amount. An institution's determination as to the classification of its assets and the amount of its valuation allowances is subject to review by the regulatory authorities, who may order the establishment of additional general or specific loss allowances.

     In connection with the filing of its periodic reports with the OTS and in accordance with its classification of assets policy, the Bank regularly reviews problem loans and real estate acquired through foreclosure to determine whether such assets require classification in accordance with applicable regulations. On the basis of management's review of its loans, at June 30, 2001, the Bank had classified a total of $123,000 of its loans as substandard, none as doubtful and none as loss. At June 30, 2001, total classified loans comprised $123,000 or 0.9% of the Company's capital and 0.10% of the Company's total assets.

     Allowance for Loan Losses. The allowance for loan losses is established through a provision for loan losses based on management's evaluation of the risk inherent in its loan portfolio and changes in the nature and volume of its loan activity, including those loans which are being specifically monitored by management. Such evaluation, which includes a review of loans for which full collectibility may not be reasonably assured, considers, among other matters, the loan classifications, discussed above, the estimated fair value of the underlying collateral, economic conditions, historical loan loss experience, the amount of loans outstanding and other factors that warrant recognition in providing for an adequate loan loss allowance. A significant factor considered in the unallocated allowance was the historically low level of loans other than one-to-four family real estate loans. Management recognizes that as loan growth continues additional provisions to the allowance may be required.

     Real estate acquired in settlement of loans is initially recorded at fair market value at the date of acquisition, establishing a new cost basis by a charge to the allowance for loan losses, and is subsequently carried at the lower of cost or net realizable value. Costs of improvements made to facilitate sales are capitalized; costs of holding the property are charged to expense. It is Sobieski's policy to provide valuation allowances for estimated losses whenever, based upon management's evaluation, a significant and permanent decline in value occurs.

     Although management believes that it uses the best information available to determine the allowance, unforeseen market conditions could result in adjustments and net earnings could be significantly affected if circumstances differ substantially from the assumptions used in making the final determination. Future additions to the Bank's allowance for loan losses will be the result of periodic loan, property and collateral reviews and thus cannot be predicted in advance. In addition, federal regulatory agencies, as an integral part of the examination process, periodically review the Bank's allowance for loan losses. Such agencies may require the Bank to recognize additions to the allowance level based upon their judgement of the information available to them at the time of their examination. At June 30, 2001, the Bank had a total allowance for losses on loans of $340,000 representing 27.86% of total non-performing loans and .38% of the Bank's gross loans. See Note 4 of the Notes to Consolidated Financial Statements.

     The following table sets forth an analysis of the Bank's allowance for loan losses.
	Year Ended June 30,
	2001	2000	1999
	(Dollars in Thousands)
Balance at beginning of period	$ 395	$ 310	$ 240

Charge-offs:
Commercial Loans	88	35	-0-
One-to-four family	17	-0-	-0-

Recoveries	-0-	-0-	-0-

Provision charged to operations	50	120	70

Balance at end of period	$ 340	$ 395	$ 310

Ratio of net charge-offs to average loans outstanding during the period	0.12%	0.04%	-0-%

Ratio of net charge-offs to average non-perfoming assets during the period	7.9%	13.7%	-0-%

     The distribution of the Company's allowance for loan losses at the dates indicated is summarized as follows:
	At June 30,
	2001			2000			1999
	Allowance	Loan Amount	Percent of Total Loans	Allowance	Loan Amount	Percent of Total Loans	Allowance	Loan Amount	Percent of Total Loans
One-to-four family	$ 168	$ 68,283	70.1%	$ 191	$ 70,429	75.2%	$ 179	$ 68,325	77.5%
Commercial loans	98	19,894	22.4	116	19,143	20.4	97	16,869	19.1
Home equity	10	3,933	4.4	12	3,565	3.8	13	2,902	3.3
Other consumer loans	26	2,731	3.1	5	539	0.6	1	114	0.1
Unallocated	38	N/A	N/A	71	N/A	N/A	20	N/A	N/A

Total (2)	$ 340	$ 88,841	100.0%	$ 395	$ 93,676	100.0%	$ 310	$ 88,210	100.0%

(2) Total loans represent the amount before deducting the loan loss allowance.

Investment Activities

     General.  Sobieski Bank must maintain minimum levels of investments that qualify as liquid assets under OTS regulations. Liquidity may increase or decrease depending upon the availability of funds and comparative yields on investments in relation to the return on loans. Historically, the Bank has generally maintained liquid assets at levels above the minimum requirements imposed by the OTS regulations and at levels believed adequate to meet the requirements of normal operations, including repayments of maturing debt and potential deposit outflows. Cash flow projections are regularly reviewed and updated to assure that adequate liquidity is maintained. At June 30, 2001, the Bank's liquidity ratio (liquid assets as a percentage of net withdrawable savings deposits and current borrowings) was 77.7%

     Federally chartered savings institutions have the authority to invest in various types of liquid assets, including United States Treasury obligations, securities of various federal agencies, certain certificates of deposit of insured banks and savings institutions, certain bankers' acceptances, repurchase agreements and federal funds. Subject to various restrictions, federally chartered savings institution may also invest their assets in commercial paper, investment grade corporate debt securities and mutual funds whose assets conform to the investments that a federally chartered savings institution is otherwise authorized to make directly.

     Generally, the investment policy of the Bank, as established by the Board of Directors, is to invest funds among various categories of investments and maturities based upon the Bank's liquidity needs, asset/liability management policies, investment quality, marketability and performance objectives. The Investment Committee consists of three outside directors, Robert J. Urbanski, Joseph F. Nagy, and Richard J. Cullar, plus President and Chief Executive Officer Thomas F. Gruber and Vice President of Finance Arthur Skale. Subject to the policies established by the Board of Directors, President Gruber and Vice President Skale are authorized to purchase and sell securities. All securities transactions are reported to the Bank's Board of Directors at their next regular meeting.

     Mortgage-Backed Securities.  The Bank purchases mortgage-backed securities to supplement residential loan production and as part of its asset/liability strategy. The type of securities purchased is based upon the Bank's asset/liability management strategy and balance sheet objectives. For instance, substantially all of the mortgage-backed securities purchased by the Bank over the last several years have had adjustable rates of interest. At June 30, 2001, the amortized cost of the Bank's mortgage-backed securities was $22.26 million and the market value of these mortgage-backed securities which is intended to counter balance the composition of the Company's loan portfolio, of which 67.4% consisted of fixed rate loans, was $22.26 million.

     At June 30, 2001, $1.54 million or 7% of the Bank's mortgage-backed securities have been classified as held-to-maturity and, accordingly, are included in its financial statements at amortized cost. Mortgage-backed securities with an amortized cost of $20.72 million have been classified as available-for-sale and are included in the financial statements at fair value. See Note 3 of the Notes to Consolidated Financial Statements for additional information regarding the amortized cost and approximate market value of the Bank's mortgage-backed securities as of June 30, 2001.

     As of June 30, 2001, all of the Bank's mortgage-backed securities were backed by government sponsored agency programs. Accordingly, management believes that the Bank's mortgage-backed securities are generally resistant to credit problems.

     The Bank's mortgage-backed securities portfolio consists of securities issued under government-sponsored agency programs, including those of Fannie Mae, Freddie Mac and the Government National Mortgage Bank ("GNMA"). Fannie Mae, Freddie Mac and GNMA certificates are modified pass-through mortgage-backed securities that represent undivided interests in underlying pools of fixed-rate, or certain types of adjustable rate, predominantly single-family and, to a lesser extent, multi-family residential mortgages issued by those government-sponsored entities. As a result, the interest rate risk characteristics of the underlying pool of mortgages, i.e., fixed rate or adjustable rate, as well as prepayment risk, are passed on to the certificate holder. Fannie Mae and Freddie Mac generally provide the certificate holder a guarantee of timely payments of interest and ultimate collection of principal, whether or not collected. GNMA's guarantee to the holder is timely payments of principal and interest, backed by the full faith and credit of the U.S. Government.

     Mortgage-backed securities generally yield less than the loans that underlie such securities, because of the cost of payment guarantees or credit enhancements that reduce credit risk to holders. Since federal agency mortgage-backed securities generally carry a yield approximately 50 to 100 basis points below that of the corresponding type of residential loan (due to the implied federal agency guarantee fee and the retention of a servicing spread by the loan servicer), in the event that the proportion of the Bank's assets consisting of mortgage-backed investments increase in the future, the Bank's assets yields would be adversely affected. Mortgage-backed securities are also more liquid than individual mortgage loans and may be used to collateralize obligations of the Bank. In general, mortgage-backed securities issued or guaranteed by Fannie Mae and Freddie Mac are weighted at no more than 20% for risk-based capital purposes, and mortgage-backed securities issued or guaranteed by GNMA are weighted at 0% for risk-based capital purposes, compared to an assigned risk weighing of 50% to 100% for whole residential mortgage loans.

     While mortgage-backed securities carry a reduced credit risk as compared to whole loans, such securities remain subject to the risk that a fluctuating interest rate environment, along with other factors such as the geographic distribution of the underlying mortgage loans, may alter the prepayment rate of such mortgage loans and so affect the prepayment speed, and value, of such securities. Mortgage-backed securities involve a risk that actual prepayments will differ from estimated prepayments over the life of the security which may require adjustments to the amortization of any premium or accretion of any discount relating to such instruments, thereby changing the net yield on such securities. There is also reinvestment risk associated with the cash flows from such securities. In addition, the market value of such securities may be adversely affected by changes in interest rates. The adjustable rate and/or short maturity of the Bank's portfolio is designed to minimize that risk.

     Investment Securities and Other Interest-Earning Assets.  At June 30, 2001, Sobieski Bank's interest-bearing deposits with financial institutions totaled $1.2 million, or .9% of total assets and certificates of deposit of other federally insured institutions totaled $1.4 million or 1.1% of total assets.

Other investment securities, consisting of U.S. Government Treasury notes, agency, municipal, and corporate debt securities, totaled $6.1 million, or 4.8% of total assets. In addition, as of such date, the Bank had an investment of $1.8 million in FHLB stock, satisfying its requirement for membership in the FHLB of Indianapolis. It is the Bank's general policy to purchase securities which are U.S. Government securities or federal agency obligations or other issues that are rated investment grade. At June 30, 2001, the weighted average maturity of the securities portfolio (excluding FHLB stock) was 4.8 years.

     The Bank also invested in collateralized mortgage obligations and certain participating interests in real estate mortgage investment conduits ("REMICs") (hereinafter collectively referred to as "CMOs). CMOs are special types of pass-through certificates in which the stream of principal and interest payments on the underlying mortgages or mortgage-backed securities is used to create classes with different maturities and, in some cases, amortization schedules, as well as a residual interest, with each such class possessing different risk characteristics.

The CMO instruments the Bank purchased are most like debt instruments because these CMO instruments have stated principal amounts and traditionally defined interest-rate terms. Purchasers of certain other CMO instruments are entitled to the excess, if any, of the issuer's cash inflows, including reinvestment earnings, over the cash outflows for debt service and administrative expenses. These CMO instruments may include instruments designated as residual interests and are thought to be "high risk" in that these CMO instruments could result in the loss of a portion of the original investment. Cash flows from residual interests are extremely sensitive to prepayments and, thus, contain a high degree of interest-rate risk.

     The following table sets forth the maturities of the Bank's investment portfolio at June 30, 2001.
	Maturities (In Thousands)
	Within One Year	After One Year But Within Five Years	After Five Years But Within Ten Years	After Ten Years
U.S. Treasury and U.S. Government Agency securities (1)	434	786	1,294	793
Obligations of states and political Subdivision (2)	-0-	294	457	250
Mortgage-backed securities (3)	494	2,314	3,821	15,647
Corporate obligations	-0-	1,774	-0-	-0-
Equity securities	-0-	-0-	-0-	25

	928	5,168	5,572	16,715

Weighted average yield (2)	6.18%	6.02%	6.06%	6.23%

(1) SBA agency securities are based on contractual maturities assuming principal repayments.
(2) Yields are presented on a non-tax equivalent basis.
(3) Based on weighted average contractual maturities assuming principal repayments.

The following table sets forth the composition of the Bank's investment and mortgage-backed securities at the dates indicated.
	At June 30,
	2001		2000		1999
	Book Value	% of Total	Book Value	% of Total	Book Value	% of Total
			(Dollars in Thousands)
Investment securities:
U.S. Government securities	$ 1,0007	12.8%	$ 401	6.3%	$ -0-	-0-%
U.S. agency securities	2,300	29.2%	3,452	54.1%	2,196	53.8%
Municipal securities	1,001	12.7%	1,004	15.7%	562	13.7%
Corporate Obligations	1,774	22.5%	-0-	-0-%	-0-	-0-%
Equity securities	25	0.3%	25.4%		-0-	-0-%
Subtotal	6,107	77.5%	4,882	76.5%	2,758	67.5%
FHLB stock	1,776	22.5%	1,500	23.5%	1,326	32.5%
Total investment securities and FHLB stock	7,883	100.0%	$ 6,382	100.0%	$ 4,084	100.0%

Other interest-earning assets:
Interest-bearing deposits with financial institutions	$ 1,249	47.4%	$ 688	100.0%	$ 166	100.0%
Certificates of Deposit	1,388	52.6%	-0-	-0-%	-0-	-0-%
Total other interest-earning assets	2,637	100.0%	688	100.0%	166	100.0%

Mortgage-backed securities:
GNMA	$ 4,876	21.9%	$ 684	12.5%	$ 1,485	18.7%
FNMA	4,068	18.3	3,909	71.1	4,791	60.3
FHLMC	1,630	7.3	809	14.7	1,529	19.2
CMO's	11,638	52.2	-0-	-0-	-0-	-0-
Subtotal	22,212	99.7	5,402	98.3	7,805	98.2

Unamortized premium, net	64	0.3	94	1.7	141	1.8
Total mortgage-backed securities	$ 22,276	100.0%	$ 5,496	100.0%	$ 7,946	100.0%

Sources of Funds

     General.  The Bank's primary sources of funds are deposits, FHLB advances, payment of principal and interest on loans, interest earned on mortgage-backed securities, investment securities, interest earned on interest-bearing deposits with other financial institutions and other funds provided from operations.

     Deposits.  Sobieski Bank offers a variety of deposit accounts having a wide range of interest rates and terms. The Bank's deposits consist of passbook, NOW checking, money market deposit and certificate accounts. The current certificate account product offerings range in terms from 7 days to four years.

     The Bank relies primarily on advertising (including direct mail, company newsletter, promotions and newspaper), competitive pricing policies and customer service to attract and retain these deposits. Sobieski Bank solicits deposits from its market area only, does not use brokers to obtain deposits and currently, does not engage in any type of premium, gift or promotional programs beyond the advertising vehicles mentioned above. The flow of deposits is influenced significantly by general economic conditions, changes in money market and prevailing interest rates and competition.

     The Bank continues to be susceptible to short-term fluctuations in deposit flows as customers have become more interest rate conscious. The Bank endeavors to manage the pricing of its deposits in keeping with its asset/liability management and profitability objectives. The ability of the Bank to attract and maintain savings accounts and certificates of deposit, and the rates paid on these deposits, has been and will continue to be significantly affected by market conditions.

     The following table sets forth the savings flows at the Bank during the periods indicated.

	2001	2000	1999
Opening balance	$73,928	$64,231	$60,517
New deposits	4,661	9,236	3,061
Interest credited (1)	406	461	653

Ending balance	$78,995	$73,928	$64,231

Net increase	$ 5,067	$ 9,697	$ 3,714

Percent increase	6.85%	15.10%	6.14%

(1) Includes interest credited to passbook, NOW and money market deposit accounts, but not certificates of deposit.

     The following table sets forth the dollar amount of average savings deposits and the average weighted rate paid in the various types of deposit programs offered by the Bank for the years indicated.
	2001			2000			1999
	Average Amount	Percent of Total	Average Rate Paid	Average Amount	Percent of Total	Average Rate Paid	Average Amount	Percent of Total	Average Rate Paid
Transaction and Savings Deposits:
NOW and MMDA accounts	$ 6,504	8.6%	1.68%	$ 6,116	8.5%	1.86%	$ 6,249	9.6%	1.70%
Savings deposits	12,924	17.2%	2.28%	13,920	19.3%	2.51%	14,227	21.8%	2.49%

Total non-certificates	19,428	25.8%	2.08%	20,036	27.8%	2.31%	20,476	31.4%	2.25%

Certificates	55,870	74.2%	6.06%	52,174	72.2%	5,52%	44,687	68.6%	5.71%

Total average deposits	$75,298	100.0%	5.03%	$72,210	100.0%	4.63%	$65,163	100.0%	4.62%

     The following table shows rate and maturity information for the Bank's certificates of deposit as of June 30, 2001.

	Total	Percent of Total
	(Dollars in Thousands)
Certificate accounts maturing in:
12 months or less	$ 42,550,710	70.7%
Over 12 months to 36 months	16,892,359	28.1
Over 36 months	740,587	1.2

Total	$ 60,183,656	100.0%

     The following table indicates the amount of the Bank's certificates of deposit of $100,000 and over by time remaining until maturity as of June 30, 2001.
	Maturity
		(In Thousands)
	3 months or less	Over 3 to 6 months	Over 6 to 12 months	Over 12 months	Total
Certificates of deposit of $100,000 or more	8,847	2,556	5,486	3,380	20,269

     Borrowings.  Although deposits are the Bank's primary source of funds, the Bank may utilize FHLB advances or other borrowings to support lending activities and to assist the Banks's asset/liability management strategy when they are a less costly source of funds and may be invested at a positive interest rate spread or when the Bank desires additional capacity to fund loan demand. At June 30, 2001, the Bank had borrowings of $34.0 million.

The following table sets forth the primary short term borrowings for the bank.
	At June 30, 2001				Fiscal Period borrowings
	Amount	Weighted Rate	Weighted Average Remaining Maturity	Maximum Borrowings	Average _Amount	Weighted Rate
FHLB advances	$8,000,000	4.04%	121 days	$8,000,000	$1,608,200	4.33%

     Earnings, Stockholders' Equity and Dividend Information.  The following table sets forth earnings, earnings related data and per share data:
	2001	2000	1999
	(In thousands except per share data)
Average stockholders' equity	$12,916	$12,710	$12,695
Net Income	$ 607	$ 667	$ 597
Return on average assets	.52%	.60%	.58%
Average equity to average total assets	11.02%	11.37%	12.44%
Return on average stockholders' equity	4.70%	5.25%	4.70%
Basic earnings per share	$ .94	$ 1.00	$ 0.86
Cash dividends declared per share	$ .32	$ 0.32	$ 0.32
Dividend payout percentage	34%	32%	37%

Service Corporation Activities

     As a federally chartered savings Bank, Sobieski Bank is permitted by OTS regulations to invest up to 2% of its assets, or approximately $2.6 million, in the stock of, or loans to, service corporation subsidiaries. Sobieski Bank may invest an additional 1% of its assets in service corporations where such additional funds are used for inner-city or community development purposes and up to 50% of its total capital in conforming loans to service corporations in which it owns more than 10% of the capital stock. In addition to investments in service corporations, federal Banks are permitted to invest an unlimited amount in operating subsidiaries engaged solely in activities in which a federal Bank may engage in directly. At June 30, 2001, Sobieski Bank had no active service corporation activities.

Competition

     Sobieski Bank faces strong competition, both in originating real estate loans and in attracting deposits. Competition in originating real estate loans comes primarily from commercial banks, savings institutions, mortgage bankers and credit unions located in the Bank's market area. Commercial banks, savings institutions and credit unions provide vigorous competition in consumer lending. The Bank competes for real estate and other loans principally on the basis of the quality of services it provides to borrowers, the interest rates and loan fees it charges, and the types of loans it originates. See "Business-Lending Activities".

     The Bank attracts all of its deposits through its retail banking offices, primarily from the communities in which those retail banking offices are located. Therefore, competition for those deposits is principally from commercial banks, savings banks, brokerage firms and credit unions located in these communities. The Bank competes for these deposits by offering a variety of account alternatives at competitive rates and by providing convenient business hours, branch locations and inter-branch deposit and withdrawal privileges.

Employees

     At June 30, 2001, the Bank had a total of 30 full-time equivalent employees. The Bank's employees are not represented by any collective bargaining group. Management considers its employee relations to be good.

Executive Officers Who Are Not Directors

     The business experience of each executive officer of the Bank and the Company who is not also a director is set forth below.

     Marsha Nafrady, age 47. Ms. Nafrady is secretary/treasurer of the Bank. In that capacity she oversees teller operations of the Cleveland main branch facility, serves as Secretary to the Board of Directors and is responsible for the record keeping of the Company. Ms. Nafrady joined the Bank in 1973.

     Arthur Skale, age 60. Mr. Skale is currently the Chief Financial Officer. In that capacity, he is responsible for the investment, cash management and budget planning of the Bank. Mr. Skale joined the Bank in 1997. Mr. Skale previously served for three years as vice president, treasurer and chief financial officer at SJS Bancorp, Inc. in St. Joseph, Michigan. He also previously worked for 11 years as an auditor and chief financial officer at NBD F&M Bank, NA, Benton Harbor, Michigan.

     Gregory J. Matthews, age 41. Mr. Matthews joined the Company in March 1998 as Vice President and Chief Operations Officer. He is responsible for retail banking, operations, and information systems. Mr. Matthews worked for 19 years in operations and funds management at 1st Source Bank in South Bend, most recently as vice president of the Funds Management Division.

REGULATION

General

     Sobieski Bank is a federal savings association, the deposits of which are federally insured and backed by the full faith and credit of the United States Government. Accordingly, Sobieski Bank is subject to broad federal regulation and oversight extending to all its operations. The Bank is a member of the FHLB of Indianapolis and is subject to certain limited regulation by the Board of Governors of the Federal Reserve System ("Federal Reserve Board"). As the savings and loan holding company of the Bank, the Holding Company also is subject to federal regulation and oversight. The Bank is a member of the Savings Association Insurance Fund ("SAIF") and the deposits of the Bank are insured by the FDIC. As a result, the FDIC has certain regulatory and examination authority over the Bank.

     Certain of these regulatory requirements and restrictions are discussed below or elsewhere in this document.

Federal Regulation of Savings Banks

     The OTS has extensive authority over the operations of savings associations. As part of this authority, the Bank is required to file periodic reports with the OTS and is subject to periodic examinations by the OTS and the FDIC. The last regular OTS examinations of the Bank were as of September 1999 and December 31, 2000. The OTS conducted a compliance examination as of August 31, 1999. When examinations are conducted by the OTS and FDIC, the examiners may require the Bank to provide for higher general or specific loan loss reserves.

     All savings Banks are subject to a semiannual assessment, based upon the savings Bank's total assets, to fund the operations of the OTS. The Bank's OTS assessment for the fiscal year ended June 30, 2001 was $41,000.

     The OTS also has extensive enforcement authority over all savings institutions and their holding companies, including the Bank and the Company. This enforcement authority includes, among other things, the ability to assess civil money penalties, to issue cease-and-desist or removal orders and to initiate injunctive actions. In general, these enforcement actions may be initiated for violations of laws and regulation and unsafe or unsound practices. Other actions or inactions may provide the basis for enforcement action, including misleading or untimely reports filed with the OTS. Except under certain circumstances, public disclosure of final enforcement actions by the OTS is required.

     In addition, the investment, lending and branching authority of the Bank is prescribed by federal laws and regulations, and it is prohibited from engaging in any activities not permitted by such laws and regulations. For instance, no savings institution may invest in non-investment grade corporate debt securities. In addition, the permissible level of investment by federal banks in loans secured by non-residential real property may not exceed 400% of total capital, except with approval of the OTS. Federal Savings Banks are also generally authorized to branch nationwide. The Bank is in compliance with the noted restrictions.

     The Bank's general permissible lending limit for loans-to-one-borrower is equal to the greater of $500,000 or 15% of unimpaired capital and surplus (except for loans fully secured by certain readily marketable collateral, in which case this limit is increased to 25% of unimpaired capital and surplus). At June 30, 2001, the Bank's lending limit under this restriction was $1,577,000. The Bank is in compliance with the loans-to-one-borrower limitation.

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

Insurance of Accounts and Regulation by the FDIC

     Sobieski Bank is a member of the SAIF, which is administered by the FDIC. Deposits are insured up to applicable limits by the FDIC and such insurance is backed by the full faith and credit of the United States Government. As insurer, the FDIC imposes deposit insurance premiums and is authorized to conduct examinations of and to require reporting by FDIC-insured institutions. It also may prohibit any FDIC-insured institution from engaging in any activity the FDIC determines by regulation or order to pose a serious risk to the FDIC. The FDIC also has the authority to initiate enforcement actions against savings Banks, after giving the OTS an opportunity to take such action, and may terminate the deposit insurance if it determines that the institution has engaged or is engaging in unsafe or unsound practices, or is in an unsafe or unsound condition.

Regulatory Capital Requirements

     Federally insured savings Banks, such as the Bank, are required to maintain a minimum level of regulatory capital. The OTS has established capital standards, including a tangible capital requirement, a leverage ratio (or core capital) requirement and risk-based capital requirement applicable to such savings Banks. These capital requirements must be generally as stringent as the comparable capital requirements for national banks. The OTS is also authorized to impose capital requirements in excess of these standards on individual

Banks on a case-by-case basis.

     The capital regulations require tangible capital of at least 1.5% of adjusted total assets (as defined by regulation). Tangible capital generally includes common stockholders' equity and retained income, and certain noncumulative perpetual preferred stock and related income and excludes unrealized appreciation or depreciation on securities available for sale. In addition, all intangible assets, other than a limited amount of purchased mortgage-servicing rights, must be deducted from tangible capital. At June 30, 2001, the Bank did not have any intangible assets.

     The OTS regulations establish special capitalization requirements for savings Banks that own subsidiaries. Under these regulations certain subsidiaries are consolidated for capital purposes and others are excluded from assets and capital. In determining compliance with the capital requirements, all subsidiaries engaged solely in activities permissible for national banks or engaged in certain other activities solely as agent for its customers are "includable" subsidiaries that are consolidated for capital purposes in proportion to the Bank's level of ownership, including the assets of includable subsidiaries in which the Bank has a minority interest that is not consolidated for GAAP purposes. For excludable subsidiaries, the debt and equity investments in such subsidiaries are deducted from assets and capital. At June 30, 2001, the Bank did not have any active subsidiaries.

     At June 30, 2001, the Bank had tangible capital of $10.1 million, or 8.0% of adjusted total assets, which is approximately $8.3 million above the minimum requirement of 1.5% of adjusted total assets in effect on that date.

     The capital standards also require core capital equal to at least 3% of adjusted total assets (as defied by regulation). Core capital generally consists of tangible capital plus certain intangible assets, including supervisory goodwill (which is phased-out over a five-year period) and a limited amount of purchased credit card relationships. As a result of the prompt corrective action provisions of FDICIA discussed below, however, a savings Bank must maintain a core capital ratio of at least 4% to be considered adequately capitalized unless its supervisory condition is such to allow it to maintain a 3% ratio. At June 30, 2001, the Bank had no intangible assets, which were subject to these tests.

     At June 30, 2001, the Bank had core capital of $10.1 million, or 8.0% of adjusted total assets, which is $5.1 million above the minimum leverage ratio requirement of 4% as in effect on that date.

     The OTS risk-based requirement requires savings Banks to have total capital of at least 8% of risk-weighted assets. Total capital consists of core capital, as defined above and supplementary capital. Supplementary capital consists of certain permanent and maturing capital instruments that do not qualify as core capital and general valuation loan and lease loss allowances up to a maximum of 1.25% or risk-weighted assets. Supplementary capital may be used to satisfy the risk-based requirement only to the extent of core capital. At June 30, 2001, the Bank had no capital instruments that qualify as supplementary capital and $340,000 of general loss reserves, which was less than 1.25% of risk-weighted assets.

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

     On June 30, 2001, the Bank had risk-based capital of $10.5 million (including $10.1 million in core capital and $340,000 in general loss reserves) and risk-weighted assets of $67.7 million or total capital of 15.5% of risk-weighted assets. This amount was $5.1 million above the 8% requirement in effect on that date.

     The OTS and the FDIC are authorized and, under certain circumstances required, to take certain actions against Banks that fail to meet their capital requirements. The OTS is generally required to take action to restrict the activities of an "undercapitalized Bank" (generally defined to be one with less than either a 4% core capital ratio, a 4% Tier 1 risk-based capital ratio or an 8% risk-based capital ratio). Any such Bank must submit a capital restoration plan and until such plan is approved by the OTS may not increase its assets, acquire another institution, establish a branch or engage in any new activities, and generally may not make capital distributions. The OTS is authorized to impose the additional restrictions, discussed below, that are applicable to significantly undercapitalized Banks.

     As a condition to the approval of the capital restoration plan, any company controlling an undercapitalized Bank must agree that it will enter into a limited capital maintenance guarantee with respect to the institution's achievement of its capital requirements.

     Any savings Bank that fails to comply with its capital plan or is "significantly undercapitalized" (i.e. Tier 1 risk-based or core capital ratios of less than 3% or a risk-based capital ratio of less than 6%) must be made subject to one or more of additional specified actions and operating restrictions mandated by FDICIA. These actions and restrictions include requiring the issuance of additional voting securities; limitations on asset growth; mandated asset reduction; changes in senior management; divestiture, merger or acquisition of the Bank; restrictions on executive compensation; and any other action the OTS deems appropriate. A Bank that becomes "critically undercapitalized"(i.e., a tangible capital ratio of 2% or less) is subject to further mandatory restrictions on its activities in addition to those applicable to significantly undercapitalized Banks. In addition, the OTS must appoint a receiver (or conservator with the concurrence of the FDIC) for a savings Bank, with certain limited exceptions, within 90 days after it becomes critically undercapitalized.

     Any undercapitalized Bank is also subject to other possible enforcement actions by the OTS or the FDIC. Such actions could include a capital directive, a cease-and-desist order, civil money penalties, the establishment of restrictions on all aspects of the Bank's operations or the appointment of a receiver or conservator or a forced merger into another institution.

     The OTS is also generally authorized to reclassify an Bank into a lower capital category and impose the restrictions applicable to such category if the institution is engaged in unsafe or unsound practices or is in an unsafe or unsound condition.

      The imposition by the OTS or the FDIC of any of these measures on Sobieski Bank may have a substantial adverse effect on the Bank's operations and profitability.

Limitations on Dividends and Other Capital Distributions

     OTS regulations impose various restrictions on savings institutions with respect to their ability to make distributions of capital, which include dividends, stock redemptions or repurchases, cash-out mergers and other transactions charged to the capital account.

     Generally, savings institutions, such as the Bank, that before and after the proposed distribution remain well-capitalized, may make capital distributions during any calendar year equal to the greater of 100% of net income for the year-to date period plus retained net income for the two preceding years. However, an institution deemed to be in need of more than normal supervision by the OTS may have its dividend authority restricted by OTS. The Bank may pay dividends in accordance with this general authority.

     Savings institutions proposing to make any capital distribution need not submit written notice to the OTS prior to such distribution unless they are, as is the Bank, a subsidiary of a holding company, or would not remain well-capitalized following the distribution. Savings institutions that do not, or would not meet their current minimum capital requirements following a proposed capital distribution or propose to exceed these net income limitations must obtain OTS approval prior to making such distribution. The OTS may object to the distribution during that 30-day period based on safety and soundness concerns.

Liquidity

     Federal regulations require the Bank to maintain sufficient liquidity to maintain its safe and sound operation. Management believes that the level of the bank liquid assets as well as loan repayments and other sources of funds will be adequate to meet the Company's foreseeable liquidity needs.

Qualified Thrift Lender Test

     All savings Banks, including Sobieski Bank, are required to meet a qualified thrift lender ("QTL") test to avoid certain restrictions on their operations. This test requires a savings Bank to have at least 65% of its portfolio assets (as defined by regulation) in qualified thrift investments on a monthly average for nine out of every 12 months on a rolling basis. As an alternative, the savings bank may maintain 60% of its assets in those assets specified in Section 7701(a)(19) of the Internal Revenue Code. Under either test, such assets primarily consist of residential housing related loans and investments. At June 30, 2001, the Bank met the test and has always met the QTL test since its effectiveness.

     Any savings association that fails to meet the QTL test must convert to a national bank charter, unless it requalifies as a QTL and thereafter remains a QTL. If a Bank does not requalify and converts to a national bank charter, it must remain SAIF-insured until the FDIC permits it to transfer to the Bank Insurance Fund. If a bank that fails the test has not yet requalified and has not converted to a national bank, its new investments and activities are limited to those permissible for both a savings bank and a national bank, and it is limited to national bank branching rights in its home state. In addition, the bank is immediately ineligible to receive any new FHLB borrowings and is subject to national bank limits for payment of dividends.

     If such bank has not requalified or converted to a national bank within three years after the failure, it must divest of all investments and cease all activities not permissible for a national bank. In addition, it must repay promptly any outstanding FHLB borrowings, which may result in pre-payment penalties. If any bank that fails the QTL test is controlled by a holding company, then within one year after the failure, the holding company must register as a bank holding company and become subject to all restrictions on bank holding companies. See "Regulation-Holding Company Regulation".

Community Reinvestment Act

     Under the Community Reinvestment Act ("CRA"), every FDIC insured institution has a continuing and affirmative obligation consistent with safe and sound banking practices to help meet the credit needs of its entire community, including low and moderate-income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution's discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA. The CRA requires the OTS, in connection with the examination of the Bank, to assess the institution's record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications, such as a merger or the establishment of a branch, by Sobieski Federal. An unsatisfactory rating may be used as the basis for the denial of an application by the OTS.

     Due to the heightened attention being given to the CRA in recent years, the Bank may be required to devote additional funds for investment and lending in its local community. The Bank was examined for CRA compliance in September 1999 and received a rating of satisfactory.

Transactions with Affiliates

     Generally, transactions between a savings bank or its subsidiaries and its affiliates are required to be on terms as favorable to the bank as transactions with non-affiliates. In addition, certain of these transactions are restricted to a percentage of the bank's capital. Affiliates of the Bank include the Company and any company which is under common control with the Bank. In addition, a savings bank may not lend to any affiliate engaged in activities not permissible for a bank holding company or acquire the securities of most affiliates. The Bank's subsidiaries are not deemed affiliates; however, the OTS has the discretion to treat subsidiaries of savings banks as affiliates on a case by case basis.

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

Holding Company Regulation

     The Company is a unitary savings and loan holding company subject to regulatory over-sight by the OTS. As such, the Company is required to register and file reports with the OTS and is subject to regulation and examination by the OTS. In addition, the OTS has enforcement authority over the Holding Company and its non-savings Bank subsidiary which also permits the OTS to restrict or prohibit activities that are determined to be a serious risk to the subsidiary savings Bank.

     As a unitary savings and loan holding company, the Company generally is not subject to activity restrictions. If the Company acquires control of another savings bank as a separate subsidiary, it would become a multiple savings and loan holding company, and the activities of the company and any of its subsidiaries (other than the Bank or any other SAIF-insured savings bank) would become subject to such restrictions unless such other banks each qualify as a QTL and were acquired in a supervisory acquisition.

     If the Bank fails the QTL test, the Company must obtain the approval of the OTS prior to continuing after such failure, directly or through its other subsidiaries, any business activity other than those approved for multiple savings and loan holding companies or their subsidiaries. In addition, within one year of such failure the Company must register as, and will become subject to, the restrictions applicable to bank holding companies. The activities authorized for a bank holding company are more limited than are the activities authorized for a unitary or multiple savings and loan holding company. See "Regulation-Qualified Thrift Lender Test".

     The Company must obtain approval from the OTS before acquiring control of any other SAIF-insured bank. Such acquisitions are generally prohibited if they result in a multiple savings and loan holding company controlling savings banks in more than one state. However, such interstate acquisitions are permitted based on specific state authorization or in a supervisory acquisition of a failing savings bank.

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

Federal Reserve System

     The Federal Reserve Board requires all depository institutions to maintain non-interest bearings reserves at specified levels against their transaction accounts (primarily checking, NOW and Super NOW checking accounts). At June 30, 2001, the Bank was in compliance with these reserve requirements. The balances maintained to meet the reserve requirements imposed by the Federal Reserve Board may be used to satisfy liquidity requirements that may be imposed by the OTS. See "Regulation-Liquidity".

     Savings banks are authorized to borrow from the Federal Reserve Bank "discount window", but Federal Reserve Board regulations require banks to exhaust other reasonable alternative sources of funds, including FHLB borrowings, before borrowing from the Federal Reserve Bank.

Federal Home Loan Bank System

     The Bank is a member of the FHLB of Indianapolis, which is one of 12 regional FHLB's that administer the home financing credit function of savings banks. Each FHLB serves as a reserve or central bank for its members within its assigned region. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB system. It makes loans to members (i.e. advances) in accordance with policies and procedures established by the board of directors of the FHLB. These policies and procedures are subject to the regulation and oversight of the Federal Housing Finance Board. All advances from the FHLB are required to be fully secured by sufficient collateral as determined by the FHLB. In addition, all long-term advances are required to provide funds for residential home financing.

     As a member, the Bank is required to purchase and maintain stock in the FHLB of Indianapolis. At June 30, 2001, the Bank had $1.8 million of FHLB stock, which was in compliance with this requirement. During fiscal 2001 and prior years, the Bank received substantial dividends on its FHLB stock. The dividends averaged 8.2% for fiscal year 2001. For the years ended June 30, 2001 and 2000, dividends paid by the FHLB of Indianapolis to the Bank totaled $126,000 and $116,000, respectively.

     Under federal law, the FHLB's are required to provide funds for the resolution of troubled savings Banks and to contribute to low and moderately priced housing programs through direct loans or interest subsidies or other advantages targeted for community investment and low and moderate-income housing projects. These contributions have affected adversely the level of FHLB dividends paid and could continue to do so in the future. A reduction in value of the Bank's FHLB stock may result in a corresponding reduction in the Bank's capital.

Federal and State Taxation

     In addition to the regular income tax, corporations, including savings banks such as the Bank, generally are subject to a minimum tax. An alternative minimum tax is imposed at a minimum tax rate of 20% on alternative minimum taxable income, which is the sum of a corporation's regular taxable income (with certain adjustments) and tax preference items, less any available exemption. The alternative minimum tax is imposed to the extent it exceeds the corporation's regular income tax and net operating losses can offset no more than 90% of alternative minimum taxable income. For taxable years beginning after 1986 and before 1996, corporations, including savings Banks such as the Bank, are also subject to an environmental tax equal to 0.12% of the excess of alternative minimum taxable income for the taxable year (determined without regard to net operating losses and the deduction for the environmental tax) over $2 million.

     The Bank files federal income tax returns on a fiscal year basis using the accrual method of accounting. The Company files consolidated federal income tax returns with the Bank and its subsidiaries. Savings banks, such as the Bank, that file federal income tax returns as part of a consolidated group are required by applicable Treasury regulations to reduce their taxable income for purposes of computing the percentage bad debt deduction for losses attributable to activities of the non-savings bank members of the consolidated group that are functionally related to the activities of the savings bank member.

     The Bank has not been audited by the IRS with respect to federal income tax returns through June 30, 2001. With respect to years examined by the IRS, either all deficiencies have been satisfied or sufficient reserves have been established to satisfy asserted deficiencies. In the opinion of management, any examination of still open returns (including returns of subsidiaries and predecessors of, or entities merged into, the Bank) would not result in a deficiency which could have a material adverse effect on the financial condition of the Bank and its consolidated subsidiaries.

     Indiana Taxation.  The Company and the Bank are subject to an 8.5% franchise tax, imposed by the State of Indiana, on the net income of financial (including thrift) institutions, exempting them from the current gross income, supplemental net income and intangible taxes. Net income for franchise tax purposes will constitute federal taxable income before net operating loss deductions and special deductions, adjusted for certain items, including Indiana income taxes, charitable contributions, tax exempt interest and bad debt. Other applicable Indiana taxes include sales, use and property taxes.

     Delaware Taxation.  As a Delaware holding company, the Company is exempt from Delaware corporate income tax but is required to file an annual report with and pay an annual fee to the State of Delaware. The Company is also subject to an annual franchise tax imposed by the State of Delaware.

Item 2. Description of Property

     The Bank conducts its business through its main office and two branch offices located in South Bend, Indiana. The following table sets forth information relating to each of the Bank's offices as of June 30, 2001. The total net book value of the Bank's premises and equipment (including land, buildings and leasehold improvements and furniture, fixtures and equipment) at June 30, 2001 was approximately $1,825,000. See Note 5 of the "Notes to Consolidated Financial Statements".
Location	Year Leased or Acquired	Total Approximate Square Footage	Net Book Value at June 30, 2000
			(In Thousands)
Main Office:
2930 West Cleveland Road South Bend, Indiana 46628	1995	10,080	$1,419
Branch Offices:
4606 W. Western Ave. Belleville Shopping Center	1978	1,600	$ -0-

740 S. Walnut Street	1952	1,900	$ 11

     Sobieski Bank believes that its current facilities including its main office facilities are adequate to meet the present and foreseeable needs of the Bank and the Company.

     The Bank maintains an on-line database with a service bureau servicing financial institutions. The net book value of the data processing and computer equipment utilized by the Bank at June 30, 2001 was $119,000.

Item 3.  Legal Proceedings

     The Company and Sobieski Bank are involved, from time to time, as plaintiff or defendant in various legal actions arising in the normal course of their businesses. While the ultimate outcome of these proceedings cannot be predicted with certainty, it is the opinion of management, after consultation with counsel representing Sobieski Bank and the Company in the proceedings, that the resolution of these proceedings should not have a material effect on the Company's financial position or results of operations on a consolidated basis.

Item 4.  Submission of Matters to a Vote of Security Holders

     No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the quarter ended June 30, 2001.

                                                         PART II

Item 5.  Market for common equity and Related Stockholder Matters

     Page 48 of the attached 2001 Annual Report to Stockholders is herein incorporated by reference.

Item 6.  Management's Discussion and Analysis of Financial Condition and Results of               Operation

     Pages 6 to 15 of the attached 2001 Annual Report to Stockholders are herein incorporated by reference.

Item 7.  Financial Statements

     The following pages of the attached 2001 Annual Report to Stockholders are herein incorporated by reference.

Report of Independent Accountants	Page 16
Consolidated Statements of Financial Condition at June 30, 2001 and 2000	Page 17
Consolidated Statement of Income for the years ended June 30, 2001 and 2000	Page 18
Consolidated Statements of Comprehensive Income for years ended June 30, 2001 and 2000	Page 19
Consolidated Statements of Changes in Stockholders' Equity for the years ended June 30, 2001 and 2000	Page 20
Consolidated Statements of Cash Flows for the years ended June 30, 2001 and 2000	Page 21-22
Notes to Consolidated Financial Statements	Page 23-47

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

Item 9.  Directors, Executive Officers, Promoters and Control Persons; Compliance               with Section 16(a) of the Exchange Act

Directors

     Information concerning directors of the Company is incorporated herein by reference from the Company's definitive Proxy Statement for the 2001 Annual Meeting of Shareholders, a copy of which has been filed with the Securities and Exchange Commission.

Executive Officers

     Information concerning the executive officers of the Company is incorporated herein by reference from "Executive Officers of the Company" contained in Part I of this Form 10-KSB.

Section 16(a) Beneficial Ownership Reporting Compliance

     Section 16(a) of the Exchange Act requires the Company's officers and directors, and persons owning more than 10% of a registered class of the Company's equity securities, to file periodic reports of ownership and changes in ownership with the Securities and Exchange Commission and to provide the Company with copies of such reports. Based soley upon information provided to the Company by the directors and officers subject to Section 16(a), all Section 16(a) filing requirements applicable to such persons were complied with during fiscal 2001.

Item 10. Executive Compensation

     Information concerning executive compensation is incorporated herein by reference from the Company's definitive Proxy Statement for the 2001 Annual Meeting of Shareholders, a copy of which has been filed with the Securities and Exchange Commission.

Item 11.  Security Ownership of Certain Beneficial Owners and Management

     Information concerning security ownership of certain beneficial owners and management is incorporated herein by reference from the Company's definitive Proxy Statement for the 2001 Annual Meeting of Shareholders, a copy of which has been filed with the Securities and Exchange Commission.

Item 12.  Certain Relationship and Related Transactions

     Information concerning certain relationships and transactions is incorporated herein by reference from the Company's definitive Proxy Statement for the 2001 Annual Meeting of Shareholders, a copy of which has been filed with the Securities and Exchange Commission.

Item 13.  Exhibits and Reports on Form 8-K

               (a)  Exhibits:
Regulation S-B Exhibit Number	Document	Reference to Prior Filing or Exhibit Number Attached Hereto
2	Plan of Acquisition, Reorganization, Arrangement, Liquidation or Succession	None
4.1	Certificate of Incorporation	*
4.2	Bylaws	*
9	Voting Trust Agreement	None
10	Executive Compensation Plans and Arrangements:
	Employee Stock Ownership Plan	*
	Stock Option and Incentive Plan	*
	Recognition and Retention Plan	*
	Sobieski Bancorp, Inc. Fee Continuation Plan for Retired Directors	**
	Sobieski Bank Bank Fee Continuation Plan for Retired Directors	**
	Sobieski Bank Bank Supplemental Executive Retirement Plan	**
	Employment contract with Thomas F. Gruber	***
11	Statement re: computation of per share earnings	None
13	Annual Report to Security Holders	13
16	Letter re: change in certifying accountant	****
18	Letter re: change in accounting principles	None
21	Subsidiaries of Registrant	21
22	Published report regarding matter submitted to vote	None
23	Consent of Crowe, Chizek and Company LLP	23
24	Power of Attorney	Not Required

_______________
*          Filed on December 30, 1994, as exhibits to the Company's Form S-1 registration statement (File number 3-88078). All of such previously filed documents are hereby incorporated by reference in accordance with Item 601 of Regulation S-B.
**        Filed as exhibits with the September 30, 1999 10-QSB filing.
***       Filed as exhibit to September 30, 1997 10-QSB filing.
****      Filed with Form 8-K on April 26, 2000.

               (b)  Reports on Form 8-K:
                      No current Reports on Form 8-K were filed by the Company during the three                       months ended June 30, 2001.

                                                            SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
SOBIESKI BANCORP, INC.
Date: September 24, 2001	By: /s/Thomas F. Gruber
Thomas F. Gruber (President and Chief Executive Officer) (Duly Authorized Representative)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/Robert J. Urbanski Robert J. Urbanski, Chairman of the Board	/s/Joseph A. Gorny Joseph A. Gorny, Director
Date: September 24, 2001	Date: September 24, 2001

/s/Joseph F. Nagy Joseph F. Nagy, Director	/s/Leonard J. Dobosiewicz Leonard J. Dobosiewicz, Director
Date: September 24, 2001	Date: September 24, 2001

/s/Richard J. Cullar Richard J. Cullar, Director	/s/Arthur Skale
Arthur Skale, Chief Financial Officer
Date: September 24, 2001	(Principal Financial and Accounting
Officer)
Date: September 24, 2001
/s/Thomas F. Gruber Thomas F. Gruber, President and Chief Executive Officer and Director (Principal Executive Officer)
Date: September 24, 2001

                                                        INDEX TO EXHIBITS

Exhibit
Number
13	Annual Report to Security Holders
21	Subsidiaries of the Registrant
23	Consent of Crowe, Chizek and Company LLP

Exhibit 13

Exhibit 21

SUBSIDIARIES OF THE REGISTRANT
Parent	Subsidiary	State of Incorporation	Percentage of Ownership
Sobieski Bancorp, Inc.	Sobieski Bank	United States	100%

Exhibit 23

Consent of Independent Auditors

We hereby consent to the incorporation by reference in the Registration Statements of Sobieski Bancorp, Inc. on Forms S-8 (Registration No. 333-40983 and Registration No. 333-40985) of our report dated August 16, 2001 on the consolidated financial statements of Sobieski Bancorp, Inc., which report is included in the 2001 Annual Report on Form 10-KSB of Sobieski Bancorp, Inc.

                                                                                         /s/Crowe, Chizek and Company LLP

South Bend, Indiana

September 24, 2001