Form 10QSB
period 2001-09-30
SOBIESKI BANCORP INC
filed 2001-11-13
CIK 934860

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                          SECURITIES EXCHANGE ACT OF 1934
        For the quarterly period ended September 30, 2001

OR

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                          SECURITIES EXCHANGE ACT OF 1934
      For the transition period from ________________to________________

                                                 Commission File Number 0-25518

                                                     SOBIESKI BANCORP, INC.
                                         (Exact Name of Small Business Issuer in its Charter)

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

     Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                                                                      YES X NO __
As of November 13, 2001, there were 671,962 shares of the registrant's common stock issued and outstanding.

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

                                      PART I. Financial Information
Item 1. Financial Statements
Sobieski Bancorp, Inc. And Subsidiary
Condensed Consolidated Statements Of Financial Condition
September 30, 2001 and June 30, 2001
	September 30	June 30
	2001	2001
	(Unaudited)
Cash and due from banks	$ 2,334,641	$ 2,507,386
Interest-bearing deposits in other financial institutions	2,174,397	1,249,409
Total cash and cash equivalents	4,509,038	3,756,795
Certificates of deposit in other financial institutions	1,388,000	1,388,000
Securities available for sale	21,506,133	23,536,227
Securities held to maturity (fair value of $4,600,797 and $4,840,939, respectively)	4,565,941	4,847,290
Loans held for sale, net of valuation allowance of $0	1,103,729	197,700
Loans, net of the allowance for loan loss of $519,900 and $339,900, respectively	93,546,409	88,500,704
Federal Home Loan Bank stock, at cost	1,775,800	1,775,800
Accrued interest receivable	760,057	739,182
Property and equipment, net	1,831,411	1,825,003
Other assets	818,622	1,850,474

Total assets	$ 131,805,140	$ 128,417,175

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Deposits	$ 84,413,550	$ 78,995,030
Federal Home Loan Bank advances	32,000,000	34,000,000
Advances from borrowers for taxes and insurance	469,128	337,959
Accrued interest payable	566,787	1,188,454
Accrued expenses and other liabilities	1,056,044	828,285

Total liabilities	$ 118,505,509	$ 115,349,728

Stockholders' equity:
Preferred stock, $.01 par value: 500,000 shares authorized;
none issued
Common stock, $.01 par value: 3,500,000 shares authorized; 966,000 shares issued; 671,962 shares outstanding	9,660	9,660
Additional paid-in capital	9,260,512	9,262,652
Retained earnings, substantially restricted	8,339,821	8,213,706
Accumulated other comprehensive income (loss)	83,391	(3,366)
Treasury stock; at cost, 294,038 shares	(4,026,100)	(4,026,100)
Unearned Recognition and Retention Plan (RRP) shares; 5,028 and 6,573 shares, respectively	(69,814)	(91,266)
Unallocated Employee Stock Ownership Plan (ESOP) shares; 29,784 shares	(297,839)	(297,839)
Total stockholders' equity	13,299,631	13,067,447

Total liabilities and stockholders' equity	$ 131,805,140	$ 128,417,175

See accompanying notes to condensed consolidated financial statements.
Sobieski Bancorp, Inc. And Subsidiary
Condensed Consolidated Statements Of Income
for the three months ended September 30, 2001

	Three Months Ended September 30,
	2001	2000
	(Unaudited)
Interest Income:
Loans	$ 1,827,068	$ 1,838,550
Securities - taxable	391,211	186,357
Interest-bearing deposits	36,399	46,523
Securities - tax exempt	10,945	11,009
Total interest income	2,265,623	2,082,439

Interest expense:
Interest on deposits	965,759	933,080
Interest on borrowings	454,460	376,959
Total interest expense	1,420,219	1,310,039

Net interest income	845,404	772,400

Provision for loan losses	180,000	15,000

Net interest income after provision for loan losses	665,404	757,400

Non-interest income:
Fees and service charges	64,239	52,840
Gain on sale of securities	2,064	-
Gain on sale of loans	60,118	-
Life insurance death benefit	99,202	-
Other income	894	833

Total non-interest income	226,517	53,673

Non-interest expenses:
Compensation and benefits	357,221	327,180
Occupancy and equipment	78,295	72,754
Federal deposit insurance premiums	3,614	9,578
Advertising and promotion	13,064	13,331
Service bureau expense	43,048	39,727
Other operating expenses	165,950	103,749

Total non-interest expenses	661,192	566,319

Income before income taxes	230,729	244,754

Provision for income taxes	53,244	96,763

Net income	$ 177,485	$ 147,991

Basic earnings per common share	$ 0.28	$ 0.23
Diluted earnings per common share	$ 0.28	$ 0.23

Dividends per common share	$ 0.08	$ 0.08

See accompanying notes to condensed consolidated financial statements.
Sobieski Bancorp, Inc. And Subsidiary
Condensed Consolidated Statements Of Comprehensive Income
for the three months ended September 30, 2001 and 2000

	Three Months Ended September 30,
	2001	2000
	(Unaudited)
Net Income	$ 177,485	$ 147,991

Other comprehensive income, net of tax:
Unrealized appreciation of available-for-sale securities	86,757	36,294

	__________	_________

Total comprehensive income	$ 264,242	$ 184,285

See accompanying notes to condensed consolidated financial statements
Sobieski Bancorp, Inc. And Subsidiary
Condensed Consolidated Statements Of Cash Flows
for the three months ended September 30, 2001 and 2001	Three Months
	Ended September 30,
		2001 2000
		(Unaudited)
Cash flows from operating activities:
Net income	$ 177,485	$ 147,991
Adjustments to reconcile net income to net cash
from operating activities:
Depreciation	27,458	28,376
Provision for loan losses	180,000	15,000
Gain on sale of real estate owned, net	(818)	-
Gain on the sale of securities	(2,064)	-
Gain on sale of loans	(60,118)	-
Deferred income taxes	(19,756)	8,178
ESOP expense	21,671	18,844
RRP expense	9,778	23,615
Amortization of premiums and accretion of discounts, net	46,272	13,534
Proceeds from loans held for sale	2,409,483	-
Loans originated for sale	(3,257,413)	-
Net change in
Accrued interest receivable	(20,875)	(76,244)
Other assets	75,108	14,885
Accrued interest payable	(621,667)	185,703
Accrued expenses and other liabilities	215,622	225,326
Net cash from operating activities	(819,834)	605,208

Cash flows from investing activities:
Proceeds from sales of securities	959,786	-
Principal reductions of securities	1,450,589	271,233
Proceeds from sale of repossessed assets	1,013,175	-
Proceeds from sale of real estate owned	11,807	-
Net increase in loans	(5,327,733)	(835,746)
Purchase of property and equipment, net	(33,866)	(12,159)
Net cash from investing activities	(1,926,242)	(576,672)

Cash flows from financing activities:
Net change in deposits	5,418,520	1,363,685
Increase in advances from borrowers
for taxes and insurance	131,169	306,680
Net decrease in federal funds purchased	-	(1,400,000)
Proceeds from Federal Home Loan Bank advances	-	3,000,000
Repayment of Federal Home Loan Bank advances	(2,000,000)	(1,000,000)
Purchase of treasury stock	-	(88,879)
Cash dividends paid	(51,370)	(54,894)
Net cash from financing activities	3,498,319	2,126,592
Net change in cash and cash equivalents	752,243	2,155,128

Cash and cash equivalents at beginning of period	3,756,795	2,738,060

Cash and cash equivalents at end of period	$ 4,509,038	$ 4,893,188
Non cash transactions:

Transfer to real estate owned from loans	$ 48,536	-

See accompanying notes to condensed consolidated financial statements.

Sobieski Bancorp, Inc. And Subsidiary
Notes To Condensed Consolidated Financial Statements

A.       GENERAL. The accompanying condensed consolidated financial statements include the accounts of Sobieski Bancorp, Inc. (collectively and individually referred to as the "Company") and its wholly owned subsidiary, Sobieski Bank (the "Bank"). "Sobieski Bank", formerly "Sobieski Federal Savings and Loan" effective September 1, 2001, changed its official name to Sobieski Bank to better reflect current operation and philosophy.

The condensed consolidated financial statements included herein have been prepared by the registrant pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the registrant believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of the Company's consolidated financial position, results of operations and cash flows for the periods presented. The consolidated results of operations for the interim periods presented are not necessarily indicative of the results that may be expected for the full year. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company's consolidated financial statements included in the Company's Annual Report on Form 10-KSB for the year ended June 30, 2001.

The Company cautions that any forward looking statements contained in this report, in a report incorporated by reference to this report or made by management of the Company involve risks and uncertainties and are subject to change based on various factors. Actual results could differ materially from those expressed or implied. See "Forward-Looking Statements" in Item 2 of this report.

Sobieski Bancorp, Inc. And SubsidiaryNotes To CondensedConsolidated Financial Statements, Continued

B.        ACCOUNTING POLICIES.

 Securities

Securities that may be sold as part of the Company's asset/liability or liquidity management or in response to or in anticipation of changes in interest rates and resulting prepayment risk, or for other similar factors, are classified as available-for-sale and carried at fair market value. Unrealized holding gains and losses on securities classified as available-for-sale are reported net of related deferred income taxes as a separate component of stockholders' equity. Securities that the Bank has the ability and positive intent to hold to maturity are classified as held-to-maturity and carried at amortized cost. Trading securities are carried at fair market value with unrealized holding gains and losses included in earnings. Gains and losses on all securities transactions are recognized when sold as determined by the identified certificate method. The Company had no trading securities at September 30, 2001.

Allowance For Loan Losses

The allowance for loan losses is established through a provision for loan losses based on management's evaluation of the risks inherent in the Company's loan portfolio and changes in the nature and volume of its loan activity, including those loans which are being specifically monitored by management. Such evaluation, which includes a review of loans for which full collectibility may not be reasonably assured, considers among other matters, loan classification, the estimated fair value of the underlying collateral, economic conditions, historical loan loss experience, the amount of loans outstanding and other factors that warrant recognition in providing for an adequate allowance for loan losses. A significant factor considered in the Company's allowance is low level of loans other than one-to-four family real estate loans. The Company's allowance for loan losses and non-accrual loans at September 30, 2001 aggregated $519,900 and $1,724,800, respectively.

Earnings Per Common Share

Basic earnings per share is computed by dividing net income by the weighted average number of shares of common stock outstanding. For the three month period ended September 30, 2001, the weighted average number of common shares used in the computation of basic earnings per share was 636,832. The weighted average number of common shares for the same period in 2000 was 646,176.

Sobieski Bancorp, Inc. and Subsidiary
Notes to Condensed Consolidated Financial Statements, Concluded

Diluted earnings per share is computed by dividing net income by the weighted average number of shares of common stock outstanding for basic earnings per share plus the dilutive effect of outstanding stock options and non-vested shares awarded under the RRP. For the three month period ended September 30, 2001, the weighted average number of common shares used in the computation of diluted earnings per share was 645,072. The weighted average number of common shares for the same period in 2000 was 646,176.

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

C.       Impaired Loans.

September 30, 2001		June 30, 2001
Quarter end loans with no allowance for loan losses allocated	$ -	$1,097,113
Quarter end loans with allowance for loan losses allocated	1,727,074	123,125
Total impaired loans	$1,727,074	$1,220,238
Amount of allowance allocated to these loans	$ 172,484	$ 12,312
Average balance of impaired loans during the quarter	$1,391,656	$ 155,328

Item 2.  Management's Discussion And Analysis of Financial
         Condition And Results of Operations

Forward-Looking Statements

When used in this Form 10-QSB and in future filings by the Company with the SEC, in the Company's press releases or other public or shareholder communications, and in oral statements made with the approval of an authorized executive officer, the words or phrases "will likely result," "are expected to," "will continue," "is anticipated," "estimate," "project", "believe" or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties, including, among other things, changes in economic conditions in the Company's market area, changes in policies by regulatory agencies, fluctuations in interest rates, demand for loans in the Company's market area and competition that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. The Company wishes to advise readers that the factors noted above could affect the Company's financial performance and could cause the Company's actual results for future periods to differ materially from those anticipated or projected.

The Company does not undertake and specifically disclaims any obligation to publicly release the result of any revisions which may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

Financial Condition

The Company's total assets increased $3.4 million during the three months ended September 30, 2001, to $131.8 million from $128.4 million at June 30, 2001. This increase was mainly due to increases in cash and due from other financial institutions of $.8 million, loans held for sale of $.9 million and net loans of $5.0 million offset by decreased securities of $2.3 million and $1.0 million of lower other assets. The decrease in other assets is the result of the July 25, 2001 sale of repossessed loan collateral (see the June 30, 2001 Annual Report "Results of Operation - Provision for Loan Losses").

The Company's total liabilities increased $3.2 million from $115.3 million at June 30, 2001, to $118.5 million at September 30, 2001. The increase was primarily from deposit growth of $5.4 million offset by decreased FHLB advances of $2.0 million. Deposits increased to $84.4 million at September 30, 2001 from $79.0 million at June 30, 2001. FHLB advances decreased to $32.0 million at September 30, 2001, from $34.0 million at June 30, 2001.

Stockholders' equity increased $232,000 to $13.3 million at September 30, 2001, from $13.1 million at June 30, 2001, principally the result of $177,000 of net income, $87,000 of unrealized appreciation on available for sale securities and $19,000 in reductions of unearned RRP shares, offset by $51,000 of cash dividends declared.

Item 2.  Management's Discussion And Analysis of Financial
         Condition And Results of Operations, Continued.

Results of Operations

General. The Company recorded net income for the three months ended September 30, 2001, of $177,000 which is an increase of $29,000 or 19.9% over net income of $148,000 for the same period in 2000. The increase in net income for the period was primarily from increased net interest income, gains on sale of loans, director's insurance death benefit and lower income taxes offset by higher loan loss provisions, higher compensation and benefits expense and increased other operating expense.

Net Interest Income. The Company's net income is primarily dependent upon net interest income. Net interest income was $845,000 for the three-month period ended September 30, 2001, as compared to $772,000 for the same period in the prior year. The increase of $73,000 was primarily a result of increased taxable investment interest of $205,000 offset by lower loan and lower income from interest bearing deposits in other financial institutions of $23,000 and higher funding cost of $110,000.

Interest income increased $183,000 to $2.27 million for the three-month period ended September 30, 2001, from $2.08 million for the comparable 2000 period. Average earning assets for the three-month period ended September 30, 2001, increased $16.4 million adding volume generated interest earnings of $225,000. Lower rates offset volume gains by $42,000 resulting in a net increase of $183,000 of additional interest income over the prior 2000 period. The yield on earning assets decreased 42 basis points to 7.29% for the 2001 period from 7.71% for the comparable 2000 period.

Interest expense for the three-month period ended September 30, 2001, was $1.42 million as compared to $1.31 million for the comparable period in the prior year. The increase in interest expense of $110,000 was in part due to $16.6 million of additional average deposit and borrowing levels over the prior 2000 period. The higher borrowing levels added $219,000 while lower borrowing rates offset $109,000 of overall interest expense. Funding cost decreased to 4.89% or 38 basis points for the 2001 period from 5.27% for the 2000 period. The lower funding cost is due to the lower rate environment.

Provision for Loan Losses. During the three months ended September 30, 2001, the Company had provisions of $180,000 with provisions of $15,000 for the comparable period in the prior year. At September 30, 2001, the Company's allowance for loan losses totaled $520,000 or .55% of net loans and 30% of total non-performing loans. The increase in the provision is because of the higher level of non-performing loans partially resulting from the recent economic downturn and especially by the September 11, 2001 World Trade Center's tragic destruction and resultant impact on the airplane industry and the bank's aircraft participation loans.

At June 30, 2001, management classified a loan participation interest in the amount of $1,097,113 as impaired due to the restructuring of payments due from the borrower. The Company became aware of events occurring on August 22, 2001 when the borrower filed for Chapter 11 bankruptcy protection. On September 30, 2001, this loan was placed on non-accrual status. The collateral is currently still in use to support debt payments and continues to have significant market value to mitigate the risk of loss.

Also effective September 30, 2001, management placed an additional participation loan on non-accrual status. The outstanding principal balance on this loan is $454,352. The borrower is currently negotiating a sale of the collateral with several parties. In addition to real estate, the loan is also supported by the personal guarantee of the borrower.

Although management believes that it uses the best information available to determine the allowance, unforeseen market conditions could result in adjustments and net income could be significantly affected if circumstances differ substantially from the assumptions used in making the final determination. Future additions to the Company's allowance for loan losses will be the result of periodic loan, and related collateral reviews and thus cannot be predicted in advance. In addition, federal regulatory agencies, as an integral part of their oversight process, periodically review the company's allowance for loan losses. Such agencies may require the Company to recognize additions to the allowance based upon their judgement of the information available to them at the time of their examination.

Non-Interest Income. Non-interest income consists primarily of fees and service charges on customers' accounts, transaction fees, loans and investment sales gains and other income. Non-interest income increased by $173,000 to $227,000 for the three-months ended September 30, 2001, as compared to $54,000 for the same period last year. Increases of $11,000 were due to increased fee income and service charges on customer accounts and letter of credit fee income. Loan sales related gains were $60,000 from the newly instituted bank strategy of originating mortgage loans for subsequent sale. Additionally, the Company realized a $99,000 death benefit gain from director's life insurance.

Non-Interest Expense. Non-interest expenses were $661,000 for the three-month period ended September 30, 2001, compared to $566,000 for the same period last year. The increase of $95,000 for the three-month period ended September 30, 2001, compared to the same period last year was due primarily to: (a) $30,000 of compensation and benefits increases attributable to higher wages, staff increases, health and benefit program increases offset by loan origination expense deferrals, and lower retirement compensation and benefit program expenses. (b) $9,000 of increased processing expenses to facilitate system upgrades, and expanded product line and (c) $62,000 of other operating expenses for name change related costs, consulting services regarding product lines and market analysis and other operating expense increases.

Income Taxes. Income taxes for the three months ended September 30, 2001, were $53,200 on pre-tax income of $230,700, an effective tax rate of 23.1%. For the three-months ended September 30, 2000, income taxes were $96,800 on pre-tax income of $244,800, an effective tax rate of 39.5%. The primary reason for the lower September 30, 2001 effective tax rate was the non-taxable life insurance death benefit.

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

At September 30, 2001, the Company had $32.0 million in outstanding advances from the FHLB used primarily to fund participation interests in commercial loans, internally originated loans and other investments.

The Company uses its liquidity resources principally to meet loan originations, ongoing commitments to fund maturing certificates of deposit, deposit withdrawals and to meet operating expenses. At September 30, 2001, the Company had outstanding commitments to extend credit, which amounted to $11.5 million (including $3.9 million in available home equity lines of credit). Federal regulations require the Bank to maintain sufficient liquidity to maintain its safe and sound operation. Management believes that the level of the Bank's liquid assets at September 30, 2001, as well as loan repayments and other sources of funds will be adequate to meet the Company's foreseeable liquidity needs.

Item 2.  Management's Discussion And Analysis of Financial
         Condition And Results of Operations, Continued.

At September 30, 2001, the Bank had tangible capital of $10.2 million or 7.9% of adjusted total assets, which was $8.3 million above the minimum capital requirement of $1.9 million or 1.5% of adjusted total assets.

At September 30, 2001, the Bank had core capital of $10.2 million or 7.9% of adjusted total assets which was $6.3 million above the minimum capital requirement of $3.9 million or 3.0% of adjusted total assets.

At September 30, 2001, the Bank had total risk-based capital of $10.7 million and risk-weighted assets of $72.7 million or total risk-based capital of 14.7% of risk-weighted assets. This amount was $4.9 million above the minimum regulatory risk-based capital requirement of $5.8 million, or 8.0% of risk-weighted assets.

PART II. OTHER INFORMATION
Item 1.	Legal Proceedings
None

Item 2.	Changes in Securities
None

Item 3.	Defaults Upon Senior Securities
None

Item 4.	Submission of Matters to a Vote of Security Holders
a) On October 22, 2001, the Company held its Annual Meeting of Stockholders.
b) At that meeting, Richard J. Cullar, Leonard A. Dobosiewicz and Joseph A. Gorny were elected Directors for terms to expire in 2004.
c) Stockholders voted on the following matters:
(i) The election of the following Directors of the Company
		Votes		Broker
		For	Withheld	Non-Votes
	Richard J. Cullar	537,738	28,673	105,551
	Leonard A. Dobosiewicz	537,837	28,573	105,551
	Joseph A. Gorny	538,138	28,273	105,551

(ii) The ratification of the appointment of Crowe, Chizek and Company LLP as independent auditors of the Company for the fiscal year ending June 30, 2002.
		Votes		Broker
	For	Against	Abstain	Non-Votes
	556,157	9,654	600	105,551

Item 5.	Other Information
None

Item 6.	Exhibits and Reports on Form 8-K
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

                                                                                    Sobieski Bancorp, Inc.
                                                                                          (Registrant)

Date:         November 13, 2001                                    By:
                                                                                             Thomas F. Gruber
                                                                                 President and Chief Executive Officer

Date:          November 13, 2001                                     By:
                                                                                                   Arthur Skale
                                                                                                       Chief Financial Officer