Form 10KSB/A
period 2001-06-30
SOBIESKI BANCORP INC
filed 2001-11-28
CIK 934860

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-KSB/A

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
SOBIESKI BANCORP, INC.
Date: November 28, 2001	By: /s/Thomas F. Gruber
Thomas F. Gruber (President and Chief Executive Officer) (Duly Authorized Representative)

/s/Arthur Skale
Arthur Skale, Chief Financial Officer
(Principal Financial and Accounting
Officer)

                                                        INDEX TO EXHIBITS

Exhibit
Number
13	Annual Report to Security Holders
21	Subsidiaries of the Registrant
23	Consent of Crowe, Chizek and Company LLP

Exhibit 13

SOBIESKI BANCORP, INC

TABLE OF CONTENTS

MESSAGE TO OUR STOCKHOLDERS	1

CORPORATE PROFILE	3

SELECTED FINANCIAL INFORMATION	4

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	6

CONSOLIDATED FINANCIAL STATEMENTS
REPORT OF INDEPENDENT ACCOUNTANTS	16
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION	17
CONSOLIDATED STATEMENTS OF INCOME	18
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME	19
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY	20
CONSOLIDATED STATEMENTS OF CASH FLOWS	21
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	23

STOCKHOLDER INFORMATION	48

CORPORATE INFORMATION	49

MESSAGE TO OUR STOCKHOLDERS

     On behalf of the directors, officers and staff of Sobieski Bancorp, Inc., and its subsidiary Sobieski Federal Savings and Loan Association (now known as Sobieski Bank), I am pleased to report on the state of our company and fiscal performance for the year ending June 30, 2001.

     Fiscal 2001 represented a year of progress and growth as Sobieski continued to develop and implement its strategic plan of evolving from a traditional thrift into a viable community bank providing expanded products and personal customer service to residents and small businesses in the greater South Bend market area.

     Total assets increased by $17.6 million, or 15.9%, to $128.4 million at June 30, 2001. Major steps were taken last year to restructure the company's balance sheet to better manage interest rate risk, liquidity, and profitability.

     Our investment portfolio increased $18 million from $10.4 million at June 30, 2000 to $28.4 million at June 30, 2001.

     Net loans decreased $4.8 million, or 5.1%, to $88.5 million at June 30, 2001, primarily the result of a bulk sale of $7.4 million of fixed-rate mortgages out of the Company's loan portfolio and a reduction of participation interests in commercial loans from $8.84 million at the end of the previous fiscal year to $3.30 million at June 30, 2001.

     Locally originated commercial loans increased by $6.29 million, or 61%, to $16.59 million at June 30, 2001 from $10.30 million at the same date a year ago. Consumer loans increased by $2.56 million, or 62%, from $4. 10 million at June 30, 2000 to $6.66 million at the end of the fiscal year 2001.

     Deposits increased $5.1 million., or 6.9%, to $79 million at June 30, 2001.

     This past fiscal year also proved challenging. Net income decreased $60,000, or 9%, from $667,000 in FY00 to $607,000 in FY01. Net income was primarily affected by a decrease in net interest income caused by higher funding costs. The higher costs were attributable to rising interest rates during the first six months of the past fiscal year and an interest rate risk management strategy of restructuring the balance sheet and extending maturities of some liabilities.

     During the past year, we continued to build value for our shareholders. Stockholders' equity increased $252,000 to $13.1 million at June 30, 2001. Dividends, annualized at $.32 a share, were paid quarterly and the company continued to repurchase stock during the year. The company intends to actively continue to repurchase stock while our stock price remains attractive.

     We look forward to operating in Fiscal 02 with enthusiastic optimism. Federal Reserve interest rate cuts during 2001 afford us the opportunity to realize improvements in the Company's net interest margin. Furthermore, we expect to see positive results from our commitment and emphasis on employee training and staff reorganization to reach existing and new customers with a wider selection of products, services and delivery systems.

     Effective Sept 1, 2001, the Association's official name was changed to Sobieski Bank to better reflect our current operation and philosophy. In September, Sobieski also added telephone banking services in both English and Spanish and restructured savings and checking accounts to better serve our customers. Additional changes are in process to expand small business banking services and our retail banking distribution network.

     And while we focus on a brighter future, in conclusion I must address the past in recognizing long-time Sobieski director George J. Aranowski who died unexpectedly on August 20, 2001. He served on the Sobieski board for 28 years, over 10 of those years as chairman. A man of uncommon honesty and integrity, George was a public accountant who provided that area of expertise to the board and more. He will be missed greatly by me and all associated with Sobieski.

     We appreciate your investment in Sobieski Bancorp and thank you for your continued support.

Sincerely,

Thomas F. Gruber
President and CEO

CORPORATE PROFILE
Business Conducted by Sobieski Bancorp, Inc.

Sobieski Bancorp, Inc. (the "Company" or "Bancorp") is a Delaware corporation that was organized in December 1994. Bancorp, as a unitary savings and loan holding company, generally is not restricted in the types of business activities in which it may engage, provided that its wholly-owned subsidiary, Sobieski Federal Savings and Loan Association of South Bend ("Sobieski Federal" or the "Association") retains a specified amount of its assets in housing-related investments. Effective September 1, 2001, the Association changed its name to Sobieski Bank. The holding company structure facilitates diversification into non-banking activities. There are no present plans, however, regarding such activities.

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

Sobieski Federal is a community-oriented financial institution offering selected financial products and services to meet the needs of the communities it serves. The Association attracts deposits from the general public and uses such deposits, together with other funds, to originate primarily one-to-four family, fixed-rate and adjustable-rate residential mortgage loans for retention in its portfolio. In addition, the Association originates construction loans, consumer loans and real estate-backed and other secured small business commercial loans. During both fiscal 2001 and 2000, the Association purchased participation interests in commercial loans funded primarily by advances from the Federal Home Loan Bank ("FHLB") of Indianapolis.

SELECTED FINANCIAL INFORMATION

The following consolidated financial data does not purport to be complete and is qualified in its entirety by reference to the more detailed financial information contained elsewhere herein. Such consolidated financial data should be read in conjunction with the consolidated financial statements, including notes thereto, included elsewhere in this Annual Report.

At June 30,
	2001	2000	1999	1998	1997
(In thousands)
Selected Financial Condition Data:
Total assets	$ 128,417	$ 110,833	$ 103,698	$ 92,497	$ 81,733
Loans, net	88,501	93,281	87,900	76,713	61,135
Securities available for sale	23,536	5,621	3,021	1,094	3,077
Securities held to maturity	4,847	4,757	7,684	9,944	12,930
Deposits	78,995	73,928	64,231	60,517	59,387
Federal Home Loan Bank advances	34,000	21,500	25,250	18,450	9,500
Stockholders' equity	13,067	12,816	12,572	12,864	12,361
Year Ended June 30,
	2001	2000	1999	1998	1997
(In thousands, except per share data)
Selected Operations Data:
Total interest income	$ 8,492	$ 8,084	$ 7,258	$ 6,476	$ 5,702
Total interest expense	5,398	4,765	4,244	3,610	3,131
Net interest income	3,094	3,319	3,014	2,866	2,571
Provision for loan losses	50	120	70	40	-
Net interest income after provision for loan losses	3,044	3,199	2,944	2,826	2,571
Total non interest income	443	218	208	145	226
Total non-interest expense	2,476	2,301	2,141	2,029	2,368
Income before income taxes	1,011	1,116	1,011	942	429
Income taxes	404	449	414	398	182
Net income	$ 607	$ 667	$ 597	$ 544	$ 247
Earnings per common share:
Basic	$ .94	$ 1.00	$ .86	$ .76	$ .32
Diluted	$ .94	$ 1.00	$ .85	$ .75	$ .32

SELECTED FINANCIAL INFORMATION

Year Ended June 30,
	2001	2000	1999	1998	1997
Selected Financial Ratios and Other Data:
Performance Ratios:
Return on assets (ratio of net income to average total assets	.52	.60%	.58%	.62%	.31%
Return on equity (ratio of net income to average equity	4.70	5.25	4.70	4.32	1.84
Net interest rate spread	2.35	2.67	2.62	2.87	2.78
Net interest margin (1)	2.78	3.09	3.08	3.43	3.40
Ratio of operating expense to average total assets	2.11	2.06	2.10	2.32	2.99
Ratio of average interest-earning assets to average interest-bearing liabilities	108.93	109.56	110.72	112.95	115.02
Quality Ratios:
Non-performing loans to total loans at end of period	1.38	.29	.21	.25	21
Allowance for loan losses to non-performing loans at end of period	27.86	147.54	170.33	127.66	158.52
Allowance for loan losses to loans receivable, net, at end of period	.38	.42	.35	.31	.33
Capital Ratios:
Equity to total assets at end of period	10.18	11.56	12.12	13.91	15.12
Average equity to average assets	11.02	11.37	12.44	14.39	16.94
Other Data:
Number of full service offices	3	3	3	3	3
(1) Net interest income divided by average interest earning assets.

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

General

The principal business of Company consists of attracting deposits from the general public and investing those funds in the origination of one-to-four family residential mortgage loans, consumer loans, construction loans and commercial loans. The Company also invests in mortgage-backed securities, which are insured or guaranteed by federal agencies, investment securities, consisting primarily of obligations of the U.S. Government, municipal securities or U.S. agency obligations, corporate securities, financial institution certificates of deposit insured by the FDIC, and other liquid assets. The Company's profitability depends primarily on its net interest income, which is the difference between interest income earned on its loans, investments and mortgage-backed securities and the interest expense incurred on its deposits, federal funds purchased and FHLB borrowings. Net interest income is affected by rates received on and the amounts of interest-earning assets and the rates paid on and the amounts of interest-bearing liabilities.

The Company's profitability is also affected by its provision for loan losses, non-interest income and non-interest expense. Non-interest income principally consists of fees and service charges and gains or losses on security and loan sales. Non-interest expense is principally operating expenses, including compensation and benefits, federal deposit insurance premiums, advertising and promotion, service bureau data processing, and occupancy and equipment costs. The Company's earnings are also affected significantly by general economic and competitive conditions, particularly changes in general interest rate levels.

Business Strategy

Sobieski Federal has concentrated its lending efforts on the origination of one-to-four family mortgage loans along with home equity loans and mortgage-backed and other secured commercial loans for portfolio retention. In addition, the Association continues to purchase participation interests in commercial loans. The participation interests are purchased according to the Association's established underwriting standards. At June 30, 2001, the ratio of Sobieski Federal's nonperforming loans to total loans was <>% and the ratio of its allowance for loan losses to nonperforming loans was 27.86%. Historically, the loans originated by Sobieski Federal have been principally fixed-rate, one-to-four family mortgage loans, while its investments in mortgage-backed securities have been principally in adjustable rate products. At June 30, 2001, $60.4 million, or 68.8%, of the Association's combined single-family mortgage loans, home equity loans and mortgage-backed securities portfolio had fixed rates of interest and $27.5 million, or 31.2%, had adjustable interest rates. The Association's business strategy emphasizes retail deposits along with FHLB advances as its principal sources of funds.

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

To reduce interest rate risk through asset/liability management, Sobieski Federal has taken steps to mitigate the sensitivity of its interest-earning assets by investing in short to intermediate term investments and adjustable-rate mortgage-backed securities, which, although long-term in nature, adjust periodically in response to changes in general levels of interest rates. Additionally, to decrease interest rate sensitivity, Sobieski Federal originates variable-rate home equity products and adjustable mortgage-backed commercial loans along with purchased participation interests in adjustable rate commercial loans. The funding for these originations and purchases has come primarily from deposits and advances from the FHLB. At June 30, 2001, Sobieski Federal had $59.9 million in long-term fixed-rate loans and $28.9 million in adjustable-rate loans. The Association's ability to generate adjustable-rate mortgage ("ARM") loans is dependent upon the interest rate environment and customer preferences.

Net Portfolio Analysis

The Office of Thrift Supervision ("OTS") provides a Net Portfolio Value ("NPV") approach to the quantification of interest rate risk. This approach calculates the difference between the present value of expected cash flows from assets and the present value of expected cash flows from liabilities, as well as cash flows from off-balance-sheet contracts.

Presented below, as of June 30, 2001, is an analysis of the Association's interest rate risk as measured by changes in NPV for instantaneous and sustained parallel shifts in the yield curve, in 100 basis point increments, up and down 300 basis points in accordance with OTS regulations. As illustrated in the table, NPV is more sensitive to rising rates than declining rates. This occurs principally because, as rates rise, the market value of fixed-rate loans decline due to the rate increase. When rates decline, the Association does not experience as significant a rise in market value for these loans because borrowers prepay at relatively high rates. The following table is based on assets and liabilities of the Association only.

Change in
Interest Rate	Net Portfolio Value
(Basis Points)	$ Change	% Change
	(Dollars in thousands)
+300	$(6,335)	(56)%
+200	(4,166)	(37)
+100	(1,990)	(18)
0	-	-
-100	1,337	12
-200	2,022	18
-300	2,742	24

Management reviews the NPV measurements on a quarterly basis. In addition to monitoring selected measures of NPV, management also monitors effects on net interest income resulting from increases or decreases in rates. This measure is used in conjunction with NPV measures to identify excessive interest rate risk.

The change in the Association's NPV, based on a rise in interest rates of 2%, was a 37% decrease representing a dollar decrease in equity value of approximately $4.2 million at June 30, 2001. In contrast, based on a decline in interest rates of 2% the Association's NPV was estimated to increase 18% or approximately $2.0 million at June 30, 2001. The most significant factor contributing to its liability sensitive position was the Association's balance of fixed rate mortgage loans. At June 30, 2001, 63.8% of the Association's loan portfolio was comprised of long-term, fixed-rate mortgage loans.

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

Impact Of Inflation And Changing Prices

The consolidated financial statements and notes thereto presented herein have been prepared in accordance with accounting principles generally accepted in the United States of America, which require the measurement of financial position and operating results in terms of historical dollars without considering the change in the relative purchasing power of money over time due to inflation. The impact of inflation is reflected in the increased cost of the Company's operations. Nearly all the assets and liabilities of the Company are financial in nature, unlike most industrial companies. As a result, the Company's performance is directly impacted by changes in interest rates, which are indirectly influenced by inflationary expectations. The Company's ability to match the interest sensitivity of its financial assets to the interest sensitivity of its financial liabilities through its asset/liability management strategy may tend to minimize the effects of changes in interest rates on the Company's performance. Changes in interest rates do not necessarily move to the same extent as changes in the prices of goods and services. In the current interest rate environment, liquidity and the maturity structure of the Company's assets and liabilities are critical to the maintenance of acceptable performance levels.

Net Interest Income Analysis

The primary determinant of the Company's earnings is net interest income, which is the difference between interest income and interest expense. Net interest income is affected by (1) rates received on interest-earning assets, (2) rates paid on interest-bearing liabilities, and (3) the relative amounts of interest-earning assets versus interest-bearing liabilities. The following table presents for the periods indicated the total dollar amount of interest income from average interest-earning assets and the resultant yields, as well as the interest expense on average interest-bearing liabilities, expressed both in dollars and rates. No tax equivalent adjustments were made. All average balances are monthly average balances. Non-accruing loans have been included in the table as loans carrying a zero yield.

Year Ended June 30,2000
	2001			2000			1999
	Average Outstanding Balance	Interest Earned/ Paid	Yield/ Rate	Average Outstanding Balance	Interest Earned/ Paid	Yield/ Rate	Average Outstanding Balance	Interest Earned/ Paid	Yield/ Rate
Interest-earning assets
Loans and loans held for sale (1)	$ 90,825	$ 7,186	7.91%	$ 93,554	$ 7,244	7.74%	$ 84,186	$ 6,512	7.74%
Securities available for sale	14,183	914	6.44	5,096	285	5.60	2,425	142	5.86
Securities held to maturity	4,713	266	5.64	7,160	439	6.12	9,949	509	5.12
FHLB stock	1,537	126	8.20	1,441	116	8.05	1,181	95	8.04
Total interest-earning assets (1)	111,258	8,492	7.63	107,251	8,084	7.54	97,741	7,258	7.43
Non interest-earning assets	5,952			4,572			4,323
Total assets	$ 117,210			$ 111,823			$ 102,064

Interest-bearing liabilities:
Savings deposits	$ 12,924	$ 295	2.28%	13,920	349	2.51%	$ 14,227	354	2.49%
NOW and MMDA accounts	6,504	109	1.68	6,116	114	1.86	6,249	106	1.70
Certificate accounts	55,870	3,385	6.06	52,174	2,879	5.52	44,687	2,553	5.71
FHLB advances and federal funds purchased	26,842	1,609	5.99	25,680	1,423	5.54	23,117	1,231	5.33
Total interest-bearing liabilities	102,140	5,398	5.28	97,890	4,765	4.87	88,280	4,244	4.81
Non interest-bearing liabilities	2,154			1,223			1,089
Total liabilities	104,294			99,113			89,369
Stockholders' equity	12,916			12,710			12,695
Total liabilities and stockholders' equity	$ 117,210			$ 111,823			$ 102,064
Net interest income		$ 3,094			$ 3,319			$ 3,014

Net interest rate spread			2.35%			2.67%			2.62%

Net earning assets	$ 9,118			$ 9,361			$ 9,461		3.08%
Net yield on average interest-earning assets			2.78%			3.09%

Average interest-earning assets to average interest-bearing liabilities	108.93%
				109.56%			110.72%

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
Year Ended June 30,
2001 vs. 2000				2000 vs. 1999
	Increase (Decrease) Due to		Total Increase	Increase (Decrease) Due to		Total Increase
	Volume	Rate	(Decrease	Volume	Rate	(Decrease)
Interest-earning assets:	$ (214)	$ 156	$ (58)	$ 725	$ 7	$ 732
Loans	580	49	629	150	(7)	143
Securities available for sale	(140)	(33)	(173)	(159)	89	(70)
Securities held to maturity	8	2	10	21	0	21
FHLB stock

Total interest-earning assets	$ 234	$ 174	$ 408	$ 737	$ 89	$ 826

Interest-bearing liabilities:
Savings deposits	$ (24)	$ (30)	$ (54)	$ (8)	$ 3	$ (5)
NOW and MMDA accounts	7	(12)	(5)	(2)	10	8
Certificate accounts	212	294	506	414	(88)	326
FHLB advances and federal funds purchased	66	120	186	141	51	192

Total interest-bearing liabilities	$ 261	$ 372	633	$ 545	$ (24)	521
Net interest income			$ (225)			$ 305

Financial Condition

General

Total assets increased $17.6 million or 15.9%, from $110.8 million at June 30, 2000 to $128.4 million at June 30, 2001. The increase in total assets was primarily the result of a $19.4 million increase in certificates of deposits and securities, $1.0 million increase in cash and cash equivalents and $1.4 million increase in other assets, offset by a $4.8 million decrease in net loans. Funding for the asset growth primarily came from $5.1 million of increased deposits and $12.5 million increase in FHLB advances offset by $1.4 million decrease in Federal funds purchased.

Cash and Cash Equivalents

Cash and cash equivalents, consisting of cash and interest-bearing deposits increased $1.0 million from $2.7 million at June 30, 2000 to $3.8 million at June 30, 2001 due to normal fluctuations in these accounts.

Securities

Securities available for sale and held to maturity increased $18.0 million or 173.5% from $10.4 million at June 30, 2000 to $28.4 million at June 30, 2001. This increase was primarily due to $23.3 million of security purchases, reduced by $3.0 million of calls and maturities and principal repayments of $2.4 million. At June 30, 2001, the Company had classified approximately $23.5 million or 83% of its securities as available for sale and approximately $4.9 million or 17% of its securities as held to maturity.

Loans, Net

Net loans decreased $4.8 million, or 5.1%, from $93.3 million at June 30, 2000 to $88.5 million at June 30, 2001. The decrease in net loans is primarily the result of a bulk out of portfolio sale of $7.4 million along with $1.1 million in transfers to other real estate and other repossessed assets (see "results of operations -- provision for loan losses"). For the first time, the Company originated $4.2 million in loans to be sold. Inventory of unsold loans at June 30, 2001 was $198,000. Both the out of portfolio sale and the sale of loans originated for sale were a part of the Company's interest rate risk management strategy. Prior to the aforementioned sales activity, net loans increased by $3.6 million. The Company continues to experience increased demand and expanding market areas for residential mortgages in conjunction with continued origination of home equity and mortgage-backed commercial loans.

Deposits

Deposits increased $5.1 million, or 6.9%, from $73.9 million at June 30, 2000 to $79.0 million at June 30, 2001. The Association actively continues pursuing a deposit retention and growth program including public fund deposits. The program offers more competitive special short-term and long-term certificates of deposit. Monitoring of local market rates, special certificate offerings and wholesale alternatives will continue to be utilized as management focuses on viable funding sources.

Stockholders' Equity

Stockholders' equity increased $252,000 from $12.8 million at June 30, 2000 to $13.1 million at June 30, 2001. This increase was primarily the result of net income of $607,000, employee benefit plan stock allocations and vesting offset by treasury stock purchases of $404,000 and cash dividends of $205,000.

Results Of Operations

2001 Compared with 2000

General

Net income decreased $60,000 or 9.0% from $667,000 for 2000 to $607,000 for 2001. The decrease in net income is due primarily from decreased net interest income of $225,000 and increased non-interest expenses of $175,000 offset by lower loan loss provisions of $70,000, increased non-interest income of $226,000 and reduced income taxes of $44,000.

Net interest income

Net interest income decreased $225,000 from $3.32 million for 2000 to $3.09 million for 2001. The decrease was due primarily to a 41 basis point increase in funding cost totaling $372,000 and higher outstanding balances totaling $261,000 offset by $408,000 of increased interest income generated by higher average interest-earning assets and increased yield. Net interest spread decreased 32 basis points from 2.67% for the year end June 30, 2000 to 2.35% for the year end June 30, 2001. The increase in funding costs was the result of increased deposit and FHLB advance interest cost primarily attributable to rising interest rates during the first six months of fiscal year 2001. During the period, additional costs were incurred due to the Company extending maturities on some FHLB advances and deposits in order to mitigate interest rate risk.

Interest Income

Interest income increased $408,000 from $8.08 million for 2000 to $8.49 million for 2001. The increase was the result of $6.74 million of higher average balances of securities and FHLB stock offset by $2.73 million of lower average loan balances. The increase in net volume added $234,000 to interest income while yield increases added $174,000. The yield on average interest-earning assets increased 9 basis points, from 7.54% in 2000 to 7.63% in 2001.

Interest Expense

Interest expense increased $633,000 from $4.76 million in 2000 to $5.40 million in 2001, primarily as a result of $506,000 of additional interest expense related to certificates of deposit increases and $186,000 of added expense related to increased FHLB advances. The average rate paid for interest-bearing liabilities increased 41 basis points from 4.87% in 2000 to 5.28% in 2001. The average balance of interest-bearing liabilities for fiscal 2001 was $102.14 million representing an increase of $4.25 million from $97.89 million for fiscal 2000.

Provision for Loan Losses

Provision for loan losses was $50,000 for the year ended June 30, 2001 and $120,000 for the year ended June 30, 2000. The Company maintains an allowance for loan losses based upon management's periodic evaluation of non-performing loans, inherent risks in the loan portfolio, economic conditions and past experience. Management does expect that as loan growth continues, additional provision for loan losses may be required.

During the quarter ended June 30, 2000, the Company became aware of certain circumstances related to a loan to a single borrower in which the Association had purchased a participation interest. The borrower had discontinued principal and interest payments on the loan and had filed for Chapter 11 bankruptcy protection. Under terms of a plan, which had been accepted by the lead participant, borrower and the bankruptcy court, the collateral of this loan was surrendered to the lead participant to be sold. At June 30, 2000, management had classified this loan, totaling $1,013,175, as impaired. On July 25, 2001, the collateral for this loan was sold. Under terms of the sale, the Company participated in financing and will recover the full outstanding principal balance.

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

Non-interest Income

Non-interest income increased $225,000 from $218,000 in 2000 to $443,000 in 2001 primarily resulting from increased loan sales gains of $180,000 and fees and service charges of $51,000.

Non-interest Expense

Non-interest expense increased $175,000 or 7.63% from $2.30 million in 2000 to $2.48 million in 2001. The increased expenditures are the result of: (a) $147,000 of compensation and benefits increases attributable to higher wages, staff increases and health and benefit program increases, (b) $16,000 of increased service bureau expenses to facilitate system upgrades, expanded product lines and higher ATM costs, (c) $11,000 of Federal Deposit insurance for primarily higher deposit levels, (d) $12,000 of advertising for primarily product promotions, (e) $50,000 of marketing consulting services, (f) $31,000 of higher corporate and sundry other expenses, offset by: (1) $42,000 of lower occupancy reflecting non-recurring prior year expenditure for building and site repairs, and (2) $42,000 of lower expenses for other professional services.

Income Taxes

Income tax expense decreased $45,000 from $449,000 in 2000 to $404,000 in 2001, principally as a result of the decrease in pretax income. The effective tax rate for 2001 was 40.0% versus 40.2% in 2000.

Liquidity And Capital Resources

The Association's primary sources of funds consist of deposits, repayment and prepayment of loans and mortgage-backed securities, maturities of securities, FHLB Advances, temporary cash investments, and funds provided by operations. While scheduled loan and mortgage-backed securities repayments and maturities of securities are predictable sources of funds, deposit flows and loan and mortgage-backed securities prepayments are significantly influenced by the general level of interest rates, economic conditions and competition. Sobieski Federal uses its liquidity resources to fund existing and future loan commitments, purchase securities, fund maturing certificates of deposit and other savings deposit withdrawals to invest in other interest-earning assets, maintain liquidity, and meet operating expenses. Management believes that loan and security repayments and other sources of funds will be adequate to meet Sobieski Federal's current liquidity needs.

The Association is required by the OTS to meet minimum capital requirements, which include tangible capital, core capital and risk-based capital requirements. The Association's actual capital as reported to the OTS at June 30, 2001 exceeded all three requirements. The following chart sets forth the actual and required minimum levels of regulatory capital for the Association under applicable OTS regulations as of June 30, 2001 (dollars in thousands):

	Actual	Percent	Required	Percent	Excess
Core	$ 10,160	8.04%	$ 5,053	4.0%	$ 5,107
Tangible	10,160	8.04	1,844	1.5	8,316
Risk-based	10,500	15.52	5,412	8.0	5,088

The OTS has proposed to increase the minimum required core capital ratio from the current 3% level to a range of 4% to 5% for all but the most highly rated financial institutions. While the OTS has not taken final action on such proposal, it has adopted a prompt corrective action regulation that classifies any savings institution that maintains a core capital ratio of less than 4% (3% in the event the institution was assigned a composite 1 rating in its most recent report of examination) as "undercapitalized". As of June 30, 2001, the Association met the requirement for a "well capitalized" institution.

REPORT OF INDEPENDENT ACCOUNTANTS

Stockholders and Board of Directors
Sobieski Bancorp, Inc.
South Bend, Indiana

We have audited the accompanying consolidated statements of financial condition of Sobieski Bancorp, Inc. and Subsidiary as of June 30, 2001 and 2000 and the related consolidated statements of income, comprehensive income, changes in stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Sobieski Bancorp, Inc. and Subsidiary as of June 30, 2001 and 2000 and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

As disclosed in Note 3, on October 1, 1999 the Company changed its method of accounting for derivative instruments and hedging activities to comply with new accounting guidance.

Crowe, Chizek and Company LLP

South Bend, Indiana
August 16, 2001

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
June 30, 2001 and 2000

ASSETS	2001	2000
Cash and due from banks	$ 2,507,386	$ 2,049,769
Interest-bearing deposits in other financial institutions	1,249,409	688,291
Total cash and cash equivalents	3,756,795	2,738,060
Certificates of deposit in other financial institutions	1,388,000	-
Securities available for sale	23,536,227	5,621,083
Securities held to maturity (fair value of $4,840,939 and $4,614,324, respectively)	4,847,290	4,756,547
Loans held for sale, net of valuation allowance of $-0-	197,700	-
Loans, net of allowance for loan losses of $339,900 in 2001 and $395,000 in 2000	88,500,704	93,280,665
Federal Home Loan Bank stock, at cost	1,775,800	1,499,800
Accrued interest receivable	739,182	589,198
Property and equipment, net	1,825,003	1,868,802
Other assets	1,850,474	478,942

Total assets	$128,417,175	$110,833,097

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Deposits	$ 78,995,030	$ 73,928,167
Federal funds purchased	-	1,400,000
Federal Home Loan Bank advances	34,000,000	21,500,000
Advances from borrowers for taxes and insurance	337,959	337,294
Accrued interest payable	1,188,454	388,354
Accrued expenses and other liabilities	828,285	463,675
Total liabilities	115,349,728	98,017,490

Stockholders' equity
Preferred stock, $.01 par value: 500,000 shares authorized; none issued	-	-
Common stock, $.01 par value: 3,500,000 shares authorized; 966,000 shares issued; 671,962 and 705,162 shares outstanding respectively	9,660	9,660
Additional paid-in capital	9,262,652	9,252,680
Retained earnings, substantially restricted	8,213,706	7,812,384
Accumulated other comprehensive loss	(3,366)	(100,744)
Treasury stock, at cost, 294,038 and 260,838 shares, respectively	(4,026,100)	(3,621,842)
Unearned Recognition and Retention Plan (RRP) shares; 6,573 and 12,491 shares, respectively	(91,266)	(173,438)
Unallocated Employee Stock Ownership Plan (ESOP) shares; 29,784 and 36,309 shares, respectively	(297,839)	(363,093)
Total stockholders' equity	13,067,447	12,815,6

Total liabilities and stockholders' equity	128,417,17	110,833,097

CONSOLIDATED STATEMENTS OF INCOME
Years ended June 30, 2001 and 2000

	2001	2000
Interest income
Loans	$ 7,186,065	$ 7,243,426
Securities - taxable	1,043,572	754,799
Securities - tax exempt	44,008	32,635
Interest-bearing deposits	217,905	52,609
Total interest income	8,491,550	8,083,469

Interest expense:
Interest on deposits	3,788,822	3,341,665
Interest on borrowings	1,609,039	1,423,265
Total interest expense	5,397,861	4,764,930

Net interest income	3,093,689	3,318,539

Provision for loan losses	50,000	120,000

Net interest income after provision for loan losses	3,043,689	3,198,539

Non-interest income
Fees and service charges	254,631	203,912
Gain (loss) on sales of securities	3,125	(16,823)
Gain on sale of loans	191,348	11,703
Gain (loss) on sale of foreclosed assets	(6,727)	14,652
Other income	982	4,430
Total non-interest income	443,359	217,87

Non-interest expense
Compensation and benefits	1,362,308	1,214,817
Occupancy and equipment	313,847	355,966
Federal deposit insurance premiums	37,656	26,226
Advertising and promotion	55,842	44,302
Service bureau expense	172,026	156,052
Other operating expenses	534,477	503,309
Total non-interest expense	2,476,156	2,300,672

Income before income taxes	1,010,892	1,115,741

Income taxes	404,088	448,512

Net income	$ 606,804	$ 667,229

Basic earnings per common share	$ .94	$ 1.00

Diluted earnings per common share	$ .94	$ 1.00

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Years ended June 30, 2001 and 2000

	2001	2000
Net income	$ 606,804	$ 667,229

Other comprehensive income (loss):
Unrealized gains (losses) on securities available for sale arising during the year	150,890	(114,849)
Net cumulative effect of adoption of SFAS 133	-	(18,424)
Reclassification adjustments for (gains) losses included in net income	(3,125)	16,823
Tax effects	(50,387)	46,126
Total other comprehensive income (loss)	97,378	(70,324)

Comprehensive income	$ 704,182	$ 596,905
	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss)	Treasury Stock	Unearned RRP Shares	Unallocated Employee Stock Ownership Plan Shares	Total Stockholders Equity
Balance, July 1, 1999	$ 9,660	$ 9,250,990	$ 7,318,955	$ (30,420)	$ (3,297,405)	$ (247,734)	(431,763)	12,572,283

Net income	-	-	667,229	-	-	-	-	667,229
Cash dividends declared ($.32 per share)	-	-	(173,800)	-	-	-	-	(173,800)
Purchase of treasury stock 27,500 shares	-	-	-	-	(324,437)	-	-	(324,437)
6,867 common shares committed to be released under the ESOP	-	8,823	-	-	-	-	68,670	77,493
5,269 shares issued to vested RRP participants	-	(7,133)	-	-	-	74,296	-	67,163
Net unrealized depreciation of available for sale securities	-	-	-	(70,324)	-	-	-	(70,324)

Balance, June 30, 2000	9,660	9,252,680	7,812,384	(100,744)	(3,621,842)	(173,438)	(363,093)	12,815,607

Net income	-	-	606,804	-	-	-	-	606,804
Cash dividends declared ($.32 per share)	-	-	(205,482)	-	-	-	-	(205,482)
Purchase of treasury stock, 33,200 shares	-	-	-	-	(404,258)	-	-	(404,258)
6,525 common shares committed to be released under the ESOP	-	15,061	-	-	-	-	65,254	80,315
5,918 shares issued to vested RRP participants	-	(5,089)	-	-	-	82,172	-	77,083
Net unrealized appreciation of available for sale securities	-	-	-	97,378	-	-	-	97,378

Balance, June 30, 2001	$ 9,660	$9,262,652	$8,213,706	$ (3,366)	$(4,026,100)	$ (91,266)	$ (297,839)	$13,067,447

CONSOLIDATED STATEMENTS OF CASH FLOWS
Years ended June 30, 2001 and 2000

	2001	2000
Cash flows from operating activities
Net income	$ 606,804	$ 667,229
Adjustments to reconcile net income to net cash from operating activities
Depreciation	111,772	113,401
Provision for loan losses	50,000	120,000
(Gain) loss on sales of foreclosed assets, net	6,727	(14,652)
(Gain) loss on sales and calls of securities	(3,125)	16,823
Gain on sales of loans	(191,348)	(11,703)
Deferred income taxes	(29,491)	(40,634)
Release of Employee Stock Ownership Plan shares	80,315	77,493
Vesting of Recognition and Retention Plan shares	55,058	74,296
Amortization of premiums and accretion of discounts, net	85,784	104,074
Proceeds from sales of loans held for sale	3,979,963	-
Loans originated for sale	(4,037,921)	-
Net change in
Accrued interest receivable	(149,984)	(10,513)
Other assets	(378,382)	(3,720)
Accrued interest payable	800,100	273,592
Accrued expenses and other liabilities	386,635	218,990
Net cash from operating activities	1,372,907	1,584,676

Cash flows from investing activities
Purchase of certificates of deposit	(1,388,000)	-
Proceeds from calls and maturity of securities	3,003,125	-
Proceeds from sales of securities	-	973,369
Purchase of securities	(23,297,919)	(1,158,358)
Principal reductions of securities	2,354,013	1,657,561
Net increase in loans	(3,703,791)	(12,288,583)
Proceeds from sale of foreclosed assets	48,219	66,721
Proceeds from sales of loans	7,416,366	5,338,224
Purchase of property and equipment	(67,973)	(95,034)
Purchase of Federal Home Loan Bank stock	(276,000)	(174,000)
Net cash from investing activities	(15,911,960)	(5,680,100)

Cash flows from financing activities
Net change in deposits	5,066,863	9,697,114
Increase in advances from borrowers for taxes and insurance	665	45,003
Increase (decrease) in federal funds purchased	(1,400,000)	400,000
Federal Home Loan Bank advances	19,000,000	10,000,000
Federal Home Loan Bank payments	(6,500,000)	(13,750,000)
Purchase of treasury stock	(404,258)	(324,437)
Cash dividends	(205,482)	(173,800)
Net cash from financing activities	15,557,788	5,893,880

Net change in cash and cash equivalents	1,018,735	1,798,456
Cash and cash equivalents at beginning of year	2,738,060	939,604
Cash and cash equivalents at end of year	3,756,795	2,738,060

CONSOLIDATED STATEMENTS OF CASH FLOWS
Years ended June 30, 2001 and 2000

	2001	2000
Supplemental disclosures of cash flow information
Cash paid for:
Interest	$ 4,597,761	$ 4,492,338
Income taxes	424,000	490,000

Transfer of:
Loans to real estate owned	$ 84,100	$ 80,229
Loans, net to other assets	984,892	-
Securities held to maturity to securities available for sale	-	2,599,416
Securities available for sale to securities held to maturity	-	554,389

NOTE 1 - ORGANIZATION AND ACCOUNTING POLICIES

The following is a summary of the significant accounting policies followed in the preparation of the consolidated financial statements of Sobieski Bancorp, Inc. ("Sobieski") and its subsidiary (collectively referred to as the "Company"), Sobieski Federal Savings and Loan Association of South Bend (the "Association"). Effective September 1, 2001, the Association changed its name to Sobieski Bank.

Nature of Operations and Industry Segments: Sobieski is a savings and loan holding company and its business is concentrated in the banking industry segment. The business of commercial and retail banking accounts for more than 90% of its revenues, operating income and assets. While the Company's chief decision makers monitor the revenue stream of various company products and services, operations are managed and financial performance is evaluated on a company-wide basis. Accordingly, all of the Company's banking operations are considered by management to be aggregated into one operating segment. The Company offers individuals and businesses a full range of banking services primarily in St. Joseph County, Indiana and in the areas immediately surrounding known as Michiana. The Company grants commercial, real estate and consumer loans to customers. The majority of loans are secured by business assets, commercial and residential real estate and consumer assets. There are no foreign loans.

Organization: The Association is a federally chartered stock savings and loan association and as a member of the Federal Home Loan Bank System ("FHLB") is required to maintain an investment in the capital stock of the FHLB equal to at least 5% of outstanding advances. As of June 30, 2001 and 2000, the Association was in compliance with this requirement.

Principles of Consolidation: The consolidated financial statements include the accounts of Sobieski and its wholly-owned subsidiary. All significant intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates in the Preparation of Financial Statements: The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting period. Actual results could differ from those estimates. Certain estimates that are more susceptible to change in the near term include the allowance for loan losses and the fair value of securities and other financial instruments.

NOTE 1 - ORGANIZATION AND ACCOUNTING POLICIES (Continued)

Securities: Management determines the appropriate classification of securities at the time of purchase. If management has the intent and the Company has the ability at the time of purchase to hold securities until maturity, they are classified as held to maturity and carried at amortized historical cost. Securities to be held for indefinite periods of time and not intended to be held to maturity are classified as available for sale and carried at fair value, with unrealized gains and losses reported in other comprehensive income (loss), net of tax. Securities classified as available for sale include securities that management intends to use as part of its asset/liability management strategy and that may be sold in response to changes in interest rates, resultant prepayment risk and other factors.

Premiums and discounts on securities are recognized in interest income using the level yield method over the estimated life of the security. Gains and losses on the sale of available for sale securities are determined using the specific identification method. Securities are written down to fair value when a decline in fair value is not temporary.

Loans: Loans that management has the positive intent and ability to hold for the foreseeable future or until maturity or payoff are reported at the principal balance outstanding, net of unearned interest, deferred loan fees and costs, and an allowance for loan losses. Loans held for sale are reported at the lower of cost or market, on an aggregate basis. Interest income is reported on the interest method and includes amortization of net deferred loan fees and costs over the loan term. A majority of Sobieski's loan activity is with customers located in St. Joseph County in Northern Indiana with a concentration in single-family residential lending. Single-family residential loans comprise approximately 70% of the net loan portfolio as of June 30, 2001.

Most loans are collateralized by real estate. The loans are expected to be repaid from cash flow or proceeds from the sale of selected assets of the borrowers. Sobieski's policy for requiring collateral is dependent upon management's credit evaluation of the borrower.

Interest income is not reported when full loan repayment is in doubt, typically when payments are past due over 90 days, unless the loan is both well secured and in the process of collection. Payments received on such loans are reported as principal reductions.

Allowance for Loan Losses: The allowance for loan losses is a valuation allowance for probable, incurred credit losses, increased by the provision for loan losses and decreased by charge-offs less recoveries. Estimating the risk of loss and the amount of loss on any loan is necessarily subjective. Accordingly, management estimates the allowance balance required based on past loan loss experience, known and inherent risks in the portfolio, information about specific borrower situations and estimated collateral values, economic conditions, and other factors. Allocations of the allowance may be made for specific loans, but the entire allowance is available for any loan that, in management's judgment, should be charged-off. A problem loan is charged-off by management as a loss when deemed uncollectible, although collection efforts continue and future recoveries may occur.

NOTE 1 - ORGANIZATION AND ACCOUNTING POLICIES (Continued)

Loan impairment is reported when full payment under the original loan terms is not expected. Impairment is evaluated in total for smaller-balance loans of similar nature such as residential mortgage and consumer loans and on an individual loan basis for other loans. If a loan is impaired, a portion of the allowance is allocated so that the loan is reported, net, at the present value of estimated future cash flows using the loan's existing rate or at the fair value of collateral if repayment is expected solely from the collateral. Loans are evaluated for impairment when payments are delayed, typically 90 days or more, or when it is probable that all principal and interest amounts will not be collected according to the original terms of the loan.

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

Foreclosed Assets: Foreclosed assets acquired in settlement of loans are initially recorded at fair value at the date of acquisition, establishing a new cost basis by a charge to the allowance for loan losses. If fair value declines, a valuation allowance is recorded through expenses. Costs of improvements made to facilitate sale are capitalized; costs of holding the property are charged to expense.

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

Earnings Per Share: Basic earnings per common share is based on net income divided by the weighted average number of common shares outstanding during the period. ESOP shares are considered outstanding for basic earnings per common share calculations as they are committed to be released; unearned shares are not considered outstanding. RRP shares are considered outstanding for basic earnings per common share as they become vested. Diluted earnings per common share includes the dilutive effect of additional potential common shares issuable under stock option plans and nonvested shares issued under the RRP. Earnings and dividends per common shares are restated for all stock splits and dividends.

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

Cash and Cash Equivalents: For purposes of reporting cash flows, cash and cash equivalents is defined to include the Company's cash on hand and in other banks, federal funds sold, and interest-earning deposits in other financial institutions with original maturities of 90 days or less. The Company reports net cash flows for customer loan and deposit transactions, federal funds and advances from borrowers for taxes and insurance.

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

NOTE 1 - ORGANIZATION AND ACCOUNTING POLICIES (Continued)

Loss Contingencies: Loss contingencies, including claims and legal actions arising in the ordinary course of business, are recorded as liabilities when the likelihood of loss is probable and an amount or range of loss can be reasonably estimated. Management does not believe there are now such matters that will have a material effect on the consolidated financial statements at June 30, 2001 and 2000.

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

Reclassifications: Some items in the prior year consolidated financial statements have been reclassified to conform with the current year presentation.

NOTE 2 - EARNINGS PER SHARE

A reconciliation of the numerators and denominators used in the computation of the basic earnings per common share and diluted earnings per common share is presented below:

	Year ended June 30,
Basic earnings per common share	2001	2000
Numerator
Net income	$ 606,804	$ 667,229

Denominator
Weighted average common shares outstanding	686,932	722,476
Less: Average unallocated ESOP shares	(33,047)	(39,743)
Less: Average non-vested RRP shares	(8,462)	(14,267)

Weighted average common shares outstanding for basic earnings per common share	645,423	668,466

Basic earnings per common share	$ .94	$ 1.00

NOTE 2 - EARNINGS PER SHARE (Continued)
Diluted earnings per common share	2001	2000
Numerator
Net income	$ 606,804	$ 667,229

Denominator
Weighted average common shares outstanding for basic earnings per common share	645,423	668,466
Add: Dilutive effects of assumed exercises of stock options	1,723	-
Add: Dilutive effects of average non-vested RRP shares	161	-

Weighted average common shares and dilutive potential common shares outstanding	647,307	668,466

Diluted earnings per common share	$ .94	$ 1.00

At June 30, 2001 and 2000, stock options not considered in computing diluted earnings per share because they were antidilutive totaled 68,130 and 80,130 and non-vested RRP shares not considered in computing diluted earnings per share because they were antidilutive totaled 3,973 and 12,491.

NOTE 3 - SECURITIES

The amortized cost and estimated fair value of securities at June 30, 2001 are as follows:

	Available For Sale
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Estimated Fair Value
U.S. Government and agency securities	$ 1,000,000	$ 6,560	$ -	$ 1,006,560
Mortgage-backed securities	9,108,337	58,902	(38,349)	9,128,890
Collateralized mortgage obligations	11,609,407	58,608	(66,216)	11,601,799
Corporate obligations	1,771,727	10,633	(8,265)	1,774,095
Marketable equity securities	24,883	-	-	24,883

	$23,514,354	$ 134,703	$ (112,830)	$23,536,227

NOTE 3 - SECURITIES (Continued)

	Held To Maturity
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Estimated Fair Value
U.S. Government and agency securities	$ 2,300,706	$ 8,125	$ (31,526)	$ 2,277,305
Municipal securities	1,001,050	31,048	-	1,032,098
Mortgage-backed securities	1,545,534	5,689	(19,687)	1,531,536

	$ 4,847,290	$ 44,862	$ (51,213)	$ 4,840,939

The amortized cost and estimated fair value of securities at June 30, 2001, by contractual maturity are shown in the following table. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available For Sale		Held To Maturity
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due within one year	$ -	$ -	$ 400,316	$ 406,063
Due after one year through five years	1,771,727	1,774,095	915,247	926,693
Due after five years through ten years	1,000,000	1,006,560	457,136	467,251
Due after ten years	-	-	1,529,057	1,509,396
Mortgage-backed securities and collateralized mortgage obligations	20,717,744	20,730,689	1,545,534	1,531,536
Marketable equity securities	24,883	24,883	-	-
	$23,514,354	$23,536,227	$ 4,847,290	$ 4,840,939

The amortized cost and estimated fair value of securities at June 30, 2000 are as follows:

	Available For Sale
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Estimated Fair Value
U.S. Government and agency securities	$ 2,000,000	$ -	$ (59,380)	$ 1,940,620
Mortgage-backed securities	3,718,880	18,150	(81,450)	3,655,580
Marketable equity securities	24,883	-	-	24,883

	$ 5,743,763	$ 18,150	$ (140,830)	$ 5,621,083

NOTE 3 - SECURITIES (Continued)

	Held To Maturity
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Estimated Fair Value
U.S. Government and agency securities	$ 1,912,287	$ 2,241	$ (41,279)	$ 1,873,249
Municipal securities	1,003,608	1,379	(8,985)	996,002
Mortgage-backed securities	1,840,652	-	(95,579)	1,745,073

	$ 4,756,547	$ 3,620	$ (145,843)	$ 4,614,324

Sales and calls of securities were as follows:

	2001	2000
Proceeds for sales of securities available for sale	-	973,369
Proceeds from calls of securities	3,003,125	-
Gross gains	3,125	-
Gross losses	-	16,823

There were no sales of securities held to maturity during 2001 and 2000.

The mortgage-backed and collateralized mortgage obligations securities held by Sobieski consist primarily of FNMA, GNMA, SBA and FHLMC pass-through certificates which are issued by each of the respective agency programs, as sponsored by the United States Government.

On October 1, 1999, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities." The Company does not have any derivative instruments nor does the Company have any hedging activities. As permitted by SFAS No. 133, upon adoption, the Company transferred securities with an amortized cost of $2,599,416 and a fair value of $2,580,992 from the held to maturity portfolio to the available for sale portfolio. None of these securities were sold within six months of the transfer. The Company also transferred securities with an amortized cost of $577,512 and a fair value of $554,389 from the available for sale to the held to maturity portfolio.

NOTE 4 - LOANS, NET

Loans consist of the following:

	June 30,

	2001	2000
Mortgage loans:
Secured by one-to-four family properties	$ 62,282,662	$ 70,428,533
Commercial and other properties	7,840,026	6,700,172
	70,122,688	77,128,705
Commercial loans:
Commercial loans	8,753,541	3,598,839
Commercial loans - participations	3,300,396	8,844,474
	12,053,937	12,443,313
Consumer loans:
Home equity	3,932,981	3,564,479
Other	2,730,998	539,168
	6,663,979	4,103,647
	88,840,604	93,675,665

Less: allowance for loan losses	(339,900)	(395,000)

	$ 88,500,704	$ 93,280,665

Certain directors and executive officers of the Company and the Association, including their associates and companies in which they are principal owners, were loan customers of the Association. The following is a summary of loans exceeding $60,000 in the aggregate to these individuals and their associates.

	2001	2000
Balance at July 1	$ 818,927	$ 785,544
New loans	590,151	157,814
Repayments	(432,795)	(76,627)
Other changes, net	43,026	(47,804)
Balance at June 30	$ 1,019,309	$ 818,927

During 2001 and 2000, the Company sold certain loans with a principal balance of $7,364,760 and $5,326,521 out of portfolio on the secondary market as part of an overall asset/liability management strategy. Proceeds from the sale of such loans were $7,416,366 and $5,338,224.

NOTE 4 - LOANS, NET (Continued)

The following is a summary of activity in the allowance for loan losses:

	Years Ended.June 30,
	2001	2000
Balance, beginning of year	395,000	310,000
Provision charged to expense	50,000	120,000
Gross charge-offs	(105,100)	(35,000)

Balance, end of year	339,900	395,000

Nonaccrual loans totaled approximately $123,000 and $237,000 at June 30, 2001 and 2000.

Information regarding impaired loans follows:	2001	2000
Year end loans with no allowance for loan losses allocated	$ 1,097,113	$1,013,175
Year end loans with allowance for loan losses allocated	123,125	93,147
Total impaired loans	$ 1,220,238	$1,106,322
Amount of allowance allocated to these loans	$ 12,312	9,315
Average balance of impaired loans during the year	$ 560,687	276,581
Cash basis interest income recognized during impairment	$ -	-
Interest income recognized during impairment	$ -	25,217

During the quarter ended June 30, 2000, the Company became aware of certain circumstances related to a loan to a single borrower in which the Association had purchased a participation interest. The borrower had discontinued principal and interest payments on the loan and had filed for Chapter 11 bankruptcy protection. Under terms of a plan, which had been accepted by the lead participant, borrower and the bankruptcy court, the collateral of this loan was surrendered to the lead participant to be sold. At June 30, 2000, management had classified this loan, totaling $1,013,175, as impaired. On July 25, 2001, the collateral for this loan was sold. Under terms of the sale, the Company participated in financing and will recover the full outstanding principal balance.

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

NOTE 5 - PROPERTY AND EQUIPMENT

Property and equipment and related accumulated depreciation and amortization consisted of the following:

	June 30,
	2001	2000
Land	121,787	121,787
Office buildings	1,710,133	1,698,771
Leasehold improvements	71,481	71,481
Furniture and equipment	766,407	718,561
	2,669,808	2,610,600
Less: Accumulated depreciation and amortization	(844,805)	(741,798)

Property and equipment, net	1,825,003	1,868,802

NOTE 6 - DEPOSITS

Deposits consisted of the following:

	June 30,
	2001		2000
	Amount	Percent of Total	Amount	Percent of Total
NOW and money market accounts	$ 6,237,914	7.9%	$ 6,068,352	8.2%
Passbook accounts	12,573,460	15.9	13,685,664	18.5
Certificates of deposit and IRA accounts	60,183,656	76.2	54,174,151	73.3

Total	$78,995,030	100.0%	$73,928,167	100.0%

The aggregate amount of certificates of deposit and IRA accounts with a minimum denomination of $100,000 was approximately $20,269,300 and $15,290,600 at June 30, 2001 and 2000, respectively.

NOTE 6 - DEPOSITS (Continued)

At June 30, 2001, scheduled maturities of certificates of deposit and IRA accounts for the years ending June 30, are as follows:

2002	$ 42,550,710
2003	13,063,293
2004	3,829,066
2005	739,351
2006	1,236

Totals	$ 60,183,656

NOTE 7 - FEDERAL HOME LOAN BANK ADVANCES

At June 30, 2001, outstanding Federal Home Loan Bank advances consisted of fixed rate advances totaling $6,000,000 with interest rates ranging from 6.7% to 7.3% and variable rate advances totaling $28,000,000 with interest rates ranging from 4.0% to 6.7%. Maturity dates range from 2001 to 2010. At June 30, 2000, outstanding Federal Home Loan Bank advances consisted of fixed and variable rate advances aggregating $21,500,000 with interest rates ranging from 4.90% to 7.31% and maturity dates ranging from 2001 to 2009.

The advances are required to be repaid in the year ending June 30, as follows:

2002	$ 8,000,000
2003	3,000,000
2004	3,000,000
2005
2006	20,000,000
Thereafter	$ 34,000,000

The advances are collateralized by all qualifying mortgage loans totaling approximately $58,608,000 at June 30, 2001.

NOTE 8 - INCOME TAXES

Income taxes consist of the following:

	Years Ended June 30,
	2001	2000
Current:
Federal	357,543	361,260
State	76,036	101,846
	433,579	463,106
Deferred	(29,491)	(14,594)

Total	404,088	448,512

The provision for income taxes differs from the expected amounts (computed by applying the federal statutory corporate income tax rate of 34% to income before income taxes) as follows:

	Years Ended June 30,
	2001	2000
Computed statutory tax provision	$ 343,703	$ 379,352
State income taxes, net of federal income tax benefit	61,300	67,200
Non-deductible portion of ESOP contributions	5,100	3,000
Tax-exempt interest	(12,000)	(8,600)
Other, net	5,985	7,560

	$ 404,088	$ 448,512

Effective tax rate	40.0%	40.2%

NOTE 8 - INCOME TAXES (Continued)

The components of the net deferred tax asset at June 30, 2001 and 2000 were as follows:

	June 30,
	2001	2000
Deferred tax asset (liabilities):
Deferred loan costs	$ (10,719)	$ (5,748)
Allowance for loan losses	134,634	134,300
Tax bad debt deductions	(16,867)	(33,735)
Depreciation and amortization	7,178	3,246
Net unrealized (appreciation)/depreciation of available for sale securities	(8,675)	41,712
Originated mortgage servicing rights	(56,702)	(22,936)
Deferred income	2,105	-
Accrued benefits	56,989	27,081
Other, net	6,667	(8,414)

Net deferred tax asset	$ 114,610	$ 135,506

Federal income tax laws provided savings associations with additional bad debt deductions through 1987, totaling $875,000 for the Association. Accounting standards do not require a deferred tax liability to be recorded on this amount, which liability otherwise would total $298,000 at June 30, 2001 and 2000. If the Association was liquidated or otherwise ceased to be a savings association or if tax laws were to change, the $298,000 would be recorded as expense.

NOTE 9 - BENEFIT PLANS

Defined Contribution Plan:

The Company has a defined contribution retirement plan under Section 401(k) of the Internal Revenue Code. Substantially all employees of the Company are eligible to participate in the plan. Under the plan, the Company matches a percentage of participating employee contributions and may also provide an additional annual discretionary contribution. Plan expense for the years ended June 30, 2001 and 2000 was $8,415, and $12,367.

NOTE 9 - BENEFIT PLANS (Continued)

Employee Stock Ownership Plan:

The Company has an ESOP for the benefit of Sobieski employees who meet certain eligibility requirements including having completed 1,000 hours of credited service within a twelve-month period. The ESOP trust acquired 77,280 shares of Sobieski's common stock with proceeds from a loan from Sobieski. The Association makes cash contributions to the ESOP on a semi-annual basis in amounts sufficient to enable the ESOP trustee to make its required debt service payments to Sobieski.

The promissory note payable to Sobieski by the ESOP trustee bears interest at 7.78% with interest and principal payments due in twenty-four (24) consecutive semi-annual installments on the last day of June and December continuing until December 31, 2006. The note is collateralized by the unallocated shares of Sobieski's common stock held by the ESOP.

As the ESOP promissory note is repaid, shares of Sobieski's common stock are released from collateral and allocated to qualified ESOP participants based on the proportion of debt service paid during the period to total debt service. Sobieski accounts for the ESOP in accordance with AICPA Statement of Position 93-6. Accordingly, the unallocated shares pledged as collateral are reported as a reduction of stockholders' equity in the consolidated statements of financial condition. As shares are committed for release from collateral, the Company records expense equal to the average market value of the released shares, and the released shares become outstanding for earnings per common share computations. ESOP expense was $80,315 and $77,493 for the years ended June 30, 2001 and 2000. During 2000, participants withdrew 3,206 allocated shares from the plan.

Following is a summary of shares held by the ESOP trust as of June 30, 2001 and 2000:

	2001	2000

Allocated shares	44,290	37,765
Unallocated shares	29,784	36,309

Total ESOP shares	74,074	74,074

Fair value of unallocated shares at year end	$ 394,638	$ 390,321

NOTE 9 - BENEFIT PLANS (Continued)

Supplemental Retirement Plans:

Effective July 1, 1998, the Company established supplemental retirement plans for its directors and certain of its officers. These plans generally provide for the payment of supplemental retirement benefits over a period of ten (10) years, beginning with the later of (a) the officer's or director's attainment of a specified retirement age; or (b) upon termination of the officer's employment or the director's termination as a member of the Board of Directors subject to certain vesting conditions with payments to be made at the specified retirement age. The Company has established a liability in the amount of the present value of vested officer and director benefits under these plans. The Company also maintains life insurance contracts on the officers and directors. Compensation expense associated with these supplemental retirement plans aggregated $37,726 and $33,721 for the years ended June 30, 2001 and 2000.

Recognition and Retention Plan (RRP):

Under the RRP, an aggregate of 38,640 shares of Sobieski's common stock have been reserved for the awarding to directors, officers and employees. Awards of common stock granted under the RRP vest in five equal annual installments beginning on the first anniversary of the date of award and are subject to forfeiture in the event the recipient terminates employment with the Company for any reason other than death or disability. RRP shares become free of all restrictions and are distributed to recipients on the date on which they vest. As of June 30, 2001 and 2000, an aggregate of 30,502 shares of Sobieski's common stock, with a market value of $374,794 at the respective dates of grant, have been awarded under the RRP. Expense recognized for the years ended June 30, 2001 and 2000 related to the award of RRP shares was $55,058 and $74,296.

Stock Option Plan:

Pursuant to the Stock Option Plan, an aggregate of 96,600 shares of Sobieski's common stock have been reserved for the granting of stock options and Stock Appreciation Rights (SARs) to the Company's directors, officers and employees. Incentive and non-qualified stock options may be granted under the Stock Option Plan at exercise prices of not less than the fair market value of Sobieski's common stock at the date of grant, become exercisable at the rate of 20% per year commencing on the first anniversary of the date of grant and have terms not exceeding ten years. At June 30, 2001, no SARs have been granted.

NOTE 9 - BENEFIT PLANS (Continued)

The following is a summary of the activity with respect to the Stock Option Plan for the two years ended June 30, 2001.

	Number of Shares	Weighted-Average Exercise Price Per Share
Outstanding, July 1, 1999	68,830	13.58
Granted	12,000	11.63
Forfeited	(700)	12.63

Outstanding, June 30, 2000	80,130	13.30
Granted	7,500	10.63

Outstanding, June 30, 2001	87,630	13.07

Options outstanding and exercisable at June 30, 2001 were as follows:

	Outstanding			Exercisable
Exercise Price	Number	Weighted Average Remaining Contractual Life	Number	Weighted Average Exercise Price	Weighted Average Fair Value of Grants
10.625	7,500	9.01	1,500	$ 10.63	2.80
11.625	12,000	8.33	2,400	11.63	2.07
12.500	19,320	5.18	15,456	12.50	3.81
12.625	32,480	4.32	32,480	12.63	3.58
13.125	4,830	7.56	1,932	13.13	3.70
18.125	7,500	6.33	4,500	18.13	5.43
21.250	4,000	6.73	2,400	21.25	6.18

	87,630	5.92	60,668	$ 13.27

The fair value of each option grant is estimated on the date of grant using the Black-Scholes Option-Pricing Model. The following assumptions were used in the calculation of the fair value for options granted in the last two years.

NOTE 9 - BENEFIT PLANS (Continued)

Risk free interest rate:	6.22% to 6.25%	Expected stock price volatility rate:	20.59% to 21.30%
Expected option life:	7 years	Expected dividends:	2.80% to 2.84%

Pro forma net income and earnings per share, reported as if compensation expense had been recognized under the fair value provisions of SFAS No. 123, were as follows for the years ended June 30:

	2001	2000
Net income as reported	606,804	667,229
Pro forma net income	562,847	619,223

Basic earnings per share as reported	.94	1.00
Pro forma basic earnings per share	.87	.93

Diluted earnings per share as reported	.94	1.00
Pro forma diluted earnings per share	.87	.93

NOTE 10 - REGULATORY MATTERS

The Association is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the Company's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Association must meet specific capital guidelines that involve quantitative measures of the Association's assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Association's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

As of June 30, 2001, the most recent notification from the Office of Thrift Supervision categorized the Association as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Association must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios. There are no conditions or events since that notification that management believes have changed the Association's category.

NOTE 10 - REGULATORY MATTERS (Continued)

The following are details of the Association's regulatory capital position and the related capital requirements. The Company's consolidated amounts and ratios are not considered significant for this presentation.

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
			(Dollars in Thousands)
As of June 30, 2001
Risk-Based Capital
(to Risk-Weighted Assets)	$ 10,500	15.52%	$ 5,412	8.0%	$ 6,765	10.0%
Tier I Capital
(to Risk-Weighted Assets)	10,160	15.02	2,708	4.0	4,059	6.0
Tier I Capital
(to Adjusted Assets)	10,160	8.04	5,053	4.0	6,317	5.0
As of June 30, 2000
Risk-Based Capital
(to Risk-Weighted Assets)	$ 10,468	16.94%	$ 4,945	8.0%	$ 6,181	10.0%
Tier I Capital
(to Risk-Weighted Assets)	10,073	16.30	2,472	4.0	3,709	6.0

Tier I Capital
(to Adjusted Assets)	10,073	9.23	4,367	4.0	5,458	5.0

The Qualified Thrift Lender (QTL) test requires that approximately 65% of assets be maintained in housing-related finance and other specified areas. If the QTL test is not met, limits are placed on growth, branching, new investments, FHLB advances and dividends, or the Association must convert to a commercial bank charter. Management believes that the QTL test has been met.

Under OTS regulations, limitations have been imposed on all "capital distributions" by savings institutions, including cash dividends. The regulation establishes a three-tiered system of restrictions, with the greatest flexibility afforded to thrifts which are both well-capitalized and given favorable qualitative examination ratings by the OTS. For example, a thrift which is given one of the two highest examination ratings and has "capital" equal to its fully phased-in regulatory capital requirements (a tier 1 institution) could make capital distributions in any year of 100% of its retained net income for the calendar year-to-date period plus net income for the previous two calendar years (less any dividends previously paid) as long as the thrift would remain "well capitalized", following the proposed distribution. Other thrifts would be subject to more stringent procedural and substantive requirements, the most restrictive being prior OTS approval of any capital distribution. At June 30, 2001, approximately $133,000 of the Association's retained earnings was potentially available for distribution to the Company, without obtaining prior regulatory approval.

NOTE 10 - REGULATORY MATTERS (Continued)

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

NOTE 11 - FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK

The Company is a party to loan commitments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. The loan commitments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated statements of financial condition.

The Company's exposure to credit loss in the event of nonperformance by the parties to the loan commitments is represented by the contractual dollar amounts of those commitments ($10.8 million and $8.9 million at June 30, 2001 and 2000, respectively). The Company uses the same credit policies in making loan commitments as it does for on-balance-sheet instruments.

Loan commitments are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Loan commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management's credit evaluation of the borrower. Collateral held consists primarily of the real estate being financed.

NOTE 12 - FAIR VALUE OF FINANCIAL INSTRUMENTS

The estimated fair values of Sobieski's financial instruments as of June 30, 2001 and 2000 are as follows:

	2 0 0 1		2 0 0 0
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets:
Cash and cash equivalents	$ 3,756,795	$ 3,756,795	$ 2,738,060	$ 2,738,060
Certificates of deposit in other financial institutions	1,388,000	1,388,000	-	-
Securities available for sale	23,536,227	23,536,227	5,621,083	5,621,083
Securities held to maturity	4,847,290	4,840,939	4,756,547	4,614,324
Loans held for sale	197,700	197,700	-	-
Loans, net	88,500,704	88,523,000	93,280,665	91,032,000
Federal Home Loan
Bank stock	1,775,800	1,775,800	1,499,800	1,499,800
Accrued interest receivable	739,182	739,182	589,198	589,198

Liabilities:
Deposits	78,995,030	80,385,000	73,928,167	73,545,000
Federal funds purchased	-	-	1,400,000	1,400,000
Federal Home Loan
Bank advances	34,000,000	34,887,000	21,500,000	20,256,000
Accrued interest payable	1,188,454	1,188,454	388,354	388,354

The following methods and assumptions were used to estimate the fair value of Sobieski's financial instruments.

Cash and Cash Equivalents, Certificates of Deposit in Other Financial Institutions, Federal Home Loan Bank Stock and Accrued Interest: The carrying amounts of cash and cash equivalents, certificates of deposit in other financial institutions, Federal Home Loan Bank stock and accrued interest are reasonable estimates of their respective fair values.

Securities Available for Sale and Securities Held to Maturity: Estimated fair values of securities available for sale and securities held to maturity are based on quoted market prices, where available. If quoted market prices are not available, fair values are estimated using quoted market prices for similar instruments.

NOTE 12 - FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

Loans Held For Sale: The estimated fair value of loans held for sale is based on market quotes.

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

Deposits: The estimated fair value of passbook, money market accounts and negotiable orders of withdrawal are based on their carrying amount. Certificates of deposit and IRA accounts are segregated by original and remaining term and estimated future cash flows are discounted using rates currently offered for certificate and IRA accounts of similar remaining maturity.

Federal Funds Purchased: The carrying amounts of federal funds purchased are reasonable estimates of their fair values.

Federal Home Loan Bank Advances: The estimated fair values of Federal Home Loan Bank advances are determined by discounting the future cash flows of outstanding advances using rates currently available on advances from the Federal Home Loan Bank of Indianapolis with similar characteristics.

Other Financial Instruments and Loan Commitments: The estimated fair value of other financial instruments and off-balance sheet loan commitments approximate cost and are not considered significant for this presentation.

While these estimates of fair value are based on management's judgment of the most appropriate factors, there is no assurance that were the Company to have disposed of such items at June 30, 2001 and 2000, the estimated fair values would necessarily have been achieved at those dates, since market values may differ depending on various circumstances. The estimated fair values at June 30, 2001 and 2000 should not necessarily be considered to apply at subsequent dates.

In addition, other assets and liabilities of Sobieski that are not defined as financial instruments are not included in the above disclosures, such as premises and equipment. Also, non-financial instruments typically not recognized in financial statements nevertheless may have value but are not included in the above disclosures. These include, among other items, the estimated earnings power of core deposit accounts, customer goodwill and similar items.

NOTE 13 - PARENT COMPANY FINANCIAL INFORMATION

Sobieski Bancorp, Inc.'s statements of financial condition at June 30, 2001 and 2000, and its related statements of income and cash flows for the years ended June 30, 2001 and 2000 are as follows:

STATEMENTS OF FINANCIAL CONDITION June 30, 2001 and 2000
	2001	2000
ASSETS	$ 504,558	$ 783,881
Cash and cash equivalents	475,848	-
Securities available for sale	1,902,909	2,249,967
Loans	354,200	418,600
Note receivable from subsidiary	10,140,826	9,972,764
Investment in subsidiary	53,896	53,896
Land held for sale	76,888	41,413
Other assets

Total assets	$ 13,509,125	$ 13,520,521

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Note payable to subsidiary	391,783	674,301
Accrued expenses and other liabilities	49,895	30,613
	441,678	704,914
Stockholders' equity	13,067,447	12,815,607

Total liabilities and stockholders' equity	$ 13,509,125	$ 13,520,521

NOTE 13 - PARENT COMPANY FINANCIAL INFORMATION (Continued)
STATEMENTS OF INCOME Years ended June 30, 2001 and 2000
	2001	2000
Income
Interest income on loans	$ 174,563	$ 138,817
Interest on investments	36,762	-
Dividends received from subsidiary	695,000	102,705
Interest on note receivable from subsidiary	31,314	38,351
Total income	937,639	279,873

Expenses
Compensation and benefits	100,257	87,991
Occupancy and equipment	6,000	6,000
Professional fees	17,105	12,560
Interest on note payable to subsidiary	69,215	11,659
Other operating expenses	52,250	66,688
Total expenses	244,827	184,898

Income before income taxes and equity in undistributed earnings of subsidiary	692,812	94,975

Income taxes	2,697	4,000

Income before equity in undistributed earnings of subsidiary	690,115	90,975

Equity in undistributed/ (excess distributed) earnings of subsidiary	(83,311)	576,254

Net income	$ 606,804	$ 667,229

Comprehensive income	$ 704,182	$ 596,905

NOTE 13 - PARENT COMPANY FINANCIAL INFORMATION (Continued)

STATEMENTS OF CASH FLOWS Years ended June 30, 2001 and 2000
Cash flows from operating activities	2001	2000
Net income	$ 606,804	$ 667,229
Adjustments to reconcile net income to net cash from operating activities
Equity in undistributed/(excess) distributed income of subsidiary	83,311	(576,254)
Increase in cash value of life insurance	(14,843)	(13,341)
Decrease (increase) in other assets	(23,428)	(33,786)
Increase (decrease) in accrued expenses and other liabilities	19,282	7,093
Net cash from operating activities	671,126	118,513

Cash flows from investing activities
Purchase of securities	(469,649)	-
Payments received on note receivable from subsidiary	64,400	64,400
Net (increase) decrease in loans purchased from subsidiary	347,058	(280,960)
Net cash from investing activities	(58,191)	(216,560)

Cash flows from financing activities
Proceeds from note payable to subsidiary	-	674,302
Payments on note payable to subsidiary	(282,518)	-
Purchase of treasury stock	(404,258)	(324,437)
Cash dividends	(205,482)	(173,800)
Net cash from financing activities	(892,258)	176,065

Net change in cash and cash equivalents	(279,323)	78,018

Cash and cash equivalents at beginning of year	783,881	705,863

Cash and cash equivalents at end of year	504,558	783,881

ANNUAL MEETING

The Annual Meeting of Stockholders will be held at 2:00 p.m., South Bend, Indiana, time on October 22, 2001 at the office of Sobieski Bancorp Inc., 2930 W. Cleveland Road, South Bend, Indiana, 46628

STOCK LISTING

Sobieski Bancorp, Inc. common stock is traded on the NASDAQ System under the symbol "SOBI".

MARKET AND DIVIDEND INFORMATION

Sobieski's ability to pay dividends to its stockholders is substantially dependent upon the dividends it receives from the Association. Under current regulations, the Association may generally pay dividends in any calendar year equal to net income for that year plus retained net income for the preceding two years.

The following table sets forth the per share price range of the Sobieski's common stock and dividends paid for each quarter of fiscal 2001 and 2000. The prices reflect interdealer quotations without retail markup, markdown or commissions, and do not necessarily reflect actual transactions.

	2 0 0 1			2 0 0 0
	High	Low	Dividends	High	Low	Dividends
First Quarter	$ 12.50	$ 10.75	$ 0.08	$ 14.50	$ 11.75	$ 0.08
Second Quarter	12.63	11.50	0.08	11.88	10.00	0.08
Third Quarter	13.00	12.38	0.08	10.50	9.50	0.08
Fourth Quarter	14.31	12.51	0.08	11.56	10.00	0.08

At September 10, 2001, there were 671,962 shares of Sobieski Bancorp, Inc. common stock issued and outstanding and there were approximately 331 holders of record.

STOCKHOLDER AND GENERAL INQUIRIES	TRANSFER AGENT

Thomas F. Gruber	Registrar and Transfer Co.
President and Chief Executive Officer	10 Commerce Drive
Sobieski Bancorp, Inc	Cranford, NJ 07016
2930 W. Cleveland Road
South Bend, Indiana 46628
(219) 271-8300

ANNUAL AND OTHER REPORTS

A copy of Sobieski Bancorp, Inc.'s Annual Report on Form 10-KSB for the year ended June 30, 2001, as filed with the Securities and Exchange Commission, may be obtained without charge by contacting Thomas F. Gruber, President and Chief Executive Officer, Sobieski Bancorp, Inc., 2930 W. Cleveland Road, South Bend, Indiana (219) 271-8300.

COMPANY AND BANK ADDRESS

2930 W. Cleveland Road
South Bend, Indiana 46628
Telephone: (219) 271-8300
Fax: (219) 271-3269

BOARD OF DIRECTORS
Thomas F. Gruber President and Chief Executive Officer of Sobieski Bancorp, Inc. and Sobieski Federal Savings and Loan Association	Robert J. Urbanski President TransTech Electric Co. and Chairman of the Board of Sobieski Bancorp, Inc. and Sobieski Federal Savings and Loan Association

Joseph F. Nagy Auditor, St. Joseph County	George J. Aranowski (deceased) Public Accountant

Joseph A. Gorny Business Owner	Richard J. Cullar Certified Public Accountant

Leonard J. Dobosiewicz Maintenance Professional

EXECUTIVE OFFICERS
Thomas F. Gruber President and Chief Executive Officer	Marsha Nafrady Secretary and Treasurer

Arthur Skale Chief Financial Officer	Gregory J. Matthews Vice President of Operations

INDEPENDENT AUDITORS	GENERAL COUNSEL	SPECIAL COUNSEL
Crowe, Chizek and Company LLP 330 East Jefferson Blvd. South Bend, Indiana 46624	Kenneth Fedder, Esq. 53600 N. Ironwood South Bend, Indiana 46635	Silver, Freedman & Taff, L.L.P. 1100 New York Avenue, NW Seventh Floor Washington, DC 20005

Exhibit 21

SUBSIDIARIES OF THE REGISTRANT
Parent	Subsidiary	State of Incorporation	Percentage of Ownership
Sobieski Bancorp, Inc.	Sobieski Bank	United States	100%

Exhibit 23

CONSENT OF INDEPENDENT AUDITORS

We hereby consent to the incorporation by reference in the Registration Statements of Sobieski Bancorp, Inc. on Forms S-8 (Registration No. 333-40983 and Registration No. 333-40985), of our report dated August 16, 2001 on the consolidated financial statements of Sobieski Bancorp, Inc., which report is included in the 2001 Annual Report on Form 10-KSB of Sobieski Bancorp, Inc.

/s/Crowe, Chizek and Company LLP

South Bend, Indiana

November 26, 2001