Form 10QSB
period 2001-12-31
SOBIESKI BANCORP INC
filed 2002-02-14
CIK 934860

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                          SECURITIES EXCHANGE ACT OF 1934
        For the quarterly period ended December 31, 2001

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

Issuer's telephone number, including area code: (574) 271-8300

     Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                                                                      YES X NO __
As of February 11, 2002 there were 671,962 shares of the registrant's common stock issued and outstanding.

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

                                      PART I. Financial Information
Item 1. Financial Statements
Sobieski Bancorp, Inc. And Subsidiary
Condensed Consolidated Statements Of Financial Condition
December 31, 2001 and June 30, 2001
	December 31	June 30
	2001	2001
	(Unaudited)
Cash and due from banks	$ 3,671,530	$ 2,507,386
Interest-bearing deposits in other financial institutions	3,902,191	1,249,409
Federal Funds sold	1,400,000	-
Total cash and cash equivalents	8,973,721	3,756,795
Certificates of deposit in other financial institutions	99,000	1,388,000
Securities available for sale	18,589,082	23,536,227
Securities held to maturity (fair value of $4,045,428 and $4,840,939, respectively)	4,021,780	4,847,290
Loans held for sale, net of valuation allowance of $10,478 and $0, respectively	1,098,003	197,700
Loans, net of the allowance for loan loss of $445,000 and $339,900, respectively	96,622,807	88,500,704
Federal Home Loan Bank stock, at cost	1,825,800	1,775,800
Accrued interest receivable	740,056	739,182
Property and equipment, net	1,919,132	1,825,003
Other assets	2,181,668	1,850,474

Total assets	$ 136,071,049	$ 128,417,175

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Deposits	$ 85,682,067	$ 78,995,030
Federal Home Loan Bank advances	35,000,000	34,000,000
Advances from borrowers for taxes and insurance	283,638	337,959
Accrued interest payable	446,861	1,188,454
Accrued expenses and other liabilities	1,191,629	828,285

Total liabilities	$ 122,604,195	$ 115,349,728

Stockholders' equity:
Preferred stock, $.01 par value: 500,000 shares authorized;
none issued	-	-
Common stock, $.01 par value: 3,500,000 shares authorized; 966,000 shares issued; 671,962 shares outstanding	9,660	9,660
Additional paid-in capital	9,271,741	9,262,652
Retained earnings, substantially restricted	8,478,171	8,213,706
Accumulated other comprehensive income (loss)	55,259	(3,366)
Treasury stock; at cost, 294,038 shares	(4,026,100)	(4,026,100)
Unearned Recognition and Retention Plan (RRP) shares; 3,958 and 6,573 shares, respectively	(54,957)	(91,266)
Unallocated Employee Stock Ownership Plan (ESOP) shares; 26,692 and 29,784 shares respectively	(266,920)	(297,839)
Total stockholders' equity	13,466,854	13,067,447

Total liabilities and stockholders' equity	$ 136,071,049	$ 128,417,175

See accompanying notes to condensed consolidated financial statements.

Sobieski Bancorp, Inc. And Subsidiary
Condensed Consolidated Statements Of Income
for the three and six months ended December 31,2001 and 2000

Three Months Ended December 31,			Six Month Ended December 31,
	2001	2000	2001	2000
Interest Income:	(Unaudited)		(Unaudited)
Loans	$ 1,802,898	$1,828,272	$3,629,966	$3,666,822
Securities - taxable	330,307	192,568	721,518	378,925
Interest-bearing deposits	35,579	88,122	71,978	134,645
Securities - tax exempt	10,962	11,027	21,907	22,036
Total interest income	2,179,746	2,119,989	4,445,369	4,202,428

Interest expense:
Interest on deposits	923,573	958,714	1,889,332	1,891,794
Interest on borrowings	429,447	395,734	883,907	772,693
Total interest expense	1,353,020	1,354,448	2,773,239	2,664,487

Net interest income	826,726	765,541	1,672,130	1,537,941

Provision for loan losses	-	15,000	180,000	30,000

Net interest income after provision for loan losses	826,726	750,541	1,492,130	1,507,941

Non-interest income:
Fees and service charges	79,135	53,127	143,374	105,967
Gain on sale of securities	3,750	-	5,814	-
Gain on sale of loans	68,813	-	128,931	-
Life insurance death benefit	-	-	99,202	-
Other income	7,795	85	8,689	918

Total non-interest income	159,493	53,212	386,010	106,885

Non-interest expenses:
Compensation and benefits	389,542	357,654	746,763	684,834
Occupancy and equipment	86,082	79,213	164,377	151,967
Federal deposit insurance premiums	3,678	9,347	7,292	18,925
Advertising and promotion	19,101	12,217	32,165	25,548
Service bureau expense	46,884	43,324	89,932	83,051
Other operating expenses	130,694	122,583	296,644	226,332

Total non-interest expenses	675,981	624,338	1,337,173	1,190,657

Income before income taxes	310,238	179,415	540,967	424,169

Provision for income taxes	123,014	71,662	176,258	168,425

Net income	$ 187,224	$ 107,753	$ 364,709	$ 255,744

Basic earnings per common share	$ 0.29	$ 0.17	$ 0.57	$ 0.40
Diluted earnings per common share	$ 0.29	$ 0.17	$ 0.56	$ 0.40

Dividends per common share	$ 0.08	$ 0.08	$ 0.16	$ 0.16

See accompanying notes to condensed consolidated financial statements.
Sobieski Bancorp, Inc. And Subsidiary
Condensed Consolidated Statements Of Comprehensive Income
for the three and six months ended December 31, 2001 and 2000

	Three Months Ended December 31,		Six Months Ended December 31,
	2001	2000	2001	2000
	(Unaudited)		(Unaudited)

Net Income	$ 187,224	$ 107,753	$ 364,709	$ 255,744
Other comprehensive income, net of tax:
Unrealized appreciation (depreciation) on available-for-sale securities	(28,132)	32,033	58,625	68,327
	_________	_________	_________	_________

Total comprehensive income	$ 159,092	$ 139,786	$ 423,334	$ 324,071

See accompanying notes to condensed consolidated financial statements.

Sobieski Bancorp, Inc. And Subsidiary
Condensed Consolidated Statements Of Cash Flows
for the six months ended December 31, 2001 and 2000	Six Months
	Ended December 31,
		2001 2000
		(Unaudited)
Cash flows from operating activities:
Net income	$ 364,709	$ 255,744
Adjustments to reconcile net income to net cash
from operating activities:
Depreciation	81,282	56,609
Provision for loan losses	180,000	30,000
Lower of cost or market adjustment on loans held for sale	10,478	-
Gain on sale of real estate owned, net	(10,630)	-
Gain on the sale of securities	(5,814)	-
Gain on sale of loans	(128,931)	-
Deferred income taxes	81,969	4,410
ESOP expense	41,909	38,216
RRP expense	16,106	38,949
Amortization of premiums and accretion of discounts, net	88,510	26,654
Proceeds from loans held for sale	7,431,927	-
Loans originated for sale	(8,216,382)	-
Net change in
Accrued interest receivable	(874)	(46,312)
Other assets	(372,099)	17,111
Accrued interest payable	(741,593)	461,464
Accrued expenses and other liabilities	381,646	62,070
Net cash from operating activities	(797,787)	944,915

Cash flows from investing activities:
Purchase of certificates of deposit	-	(1,289,000)
Proceeds from maturities of certificates of deposits	1,289,000	-
Proceeds from maturities of securities	300,000	-
Proceeds from sales of securities	1,963,536	-
Purchase of securities	-	(1,760,656)
Principal reductions of securities	3,522,457	581,834
Proceeds from sale of repossessed assets	1,013,175	-
Proceeds from sale of real estate owned	72,817	-
Net increase in loans	(9,476,957)	1,352,483
Purchase of Federal Home Loan Bank stock	(50,000)	(26,200)
Purchase of property and equipment, net	(149,289)	(21,045)
Net cash from investing activities	(1,515,261)	(1,162,584)

Cash flows from financing activities:
Net change in deposits	6,687,037	670,904
Decrease in advances from borrowers
for taxes and insurance	(54,321)	(15,928)
Net decrease in federal funds purchased	-	(1,400,000)
Proceeds from Federal Home Loan Bank advances	9,000,000	11,000,000
Repayment of Federal Home Loan Bank advances	(8,000,000)	(6,500,000)
Purchase of treasury stock	-	(272,322)
Cash dividends paid	(102,742)	(105,159)
Net cash from financing activities	7,529,974	3,377,495
Net change in cash and cash equivalents	5,216,926	3,159,826

Cash and cash equivalents at beginning of period	3,756,795	2,738,060

Cash and cash equivalents at end of period	$ 8,973,721	$ 5,897,886
Non cash transactions:

Transfer to real estate owned from loans	$ 99,735	-
Transfer to other assets from loans	$ 1,022,213	-

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

The Company cautions that any forward looking statements contained in this report, in a report incorporated by reference into this report or made by management of the Company involve risks and uncertainties and are subject to change based on various factors. Actual results could differ materially from those expressed or implied. See "Forward-Looking Statements" in Item 2 of this report.

Sobieski Bancorp, Inc. And Subsidiary
Notes To Condensed Consolidated Financial Statements, Continued

B.        ACCOUNTING POLICIES.

 Securities

Securities that may be sold as part of the Company's asset/liability or liquidity management or in response to or in anticipation of changes in interest rates and resulting prepayment risk, or for other similar factors, are classified as available-for-sale and carried at fair market value. Unrealized holding gains and losses on securities classified as available-for-sale are reported net of related deferred income taxes as a separate component of stockholders' equity. Securities that the Bank has the ability and positive intent to hold to maturity are classified as held-to-maturity and carried at amortized cost. Trading securities are carried at fair market value with unrealized holding gains and losses included in earnings. Gains and losses on all securities transactions are recognized when sold as determined by the identified certificate method. The Company had no trading securities at December 31, 2001.

Foreclosed Real Estate and Other Foreclosed Property

Real estate and other foreclosed properties acquired through, or in lieu of, loan foreclosure are initially recorded at the lower of carrying amount or fair value less cost to sell at the date of foreclosure, establishing a new cost basis. Any reduction to fair value less the cost to sell from the carrying value of the related loan at the time of acquisition is accounted for as a loan loss and charged against the allowance for loan losses. Subsequent valuations are performed by management and valuation allowances are adjusted through a charge to income for changes in fair value or estimated selling costs to reflect the lower of the current basis or the current fair value less the cost to sell.

Allowance For Loan Losses

The allowance for loan losses is established through periodic provisions for loan losses charged to current earnings based on management's evaluation of the risks inherent in the Company's loan portfolio and changes in the nature and volume of its loan activity, including those loans which are being specifically monitored by management. Estimating the risk of loss and the amount of loss on any loan is necessarily subjective and includes review when full collectibility may not be reasonably assured. In establishing an allowance, reviews include among other factors risk, the classification of the loan, the estimated fair value of the underlying collateral and the discounted present value of future cash flows.

Periodic evaluations by management of the adequacy of the allowance are done through an evaluation process that groups all non-classified or impaired mortgage backed loans and applying a percentile reserve requirement based on inherent risk, historical loss factors and current regional and national economic factors for that grouping. Because of the higher inherent risk of non-mortgage backed secured individual consumer and commercial loans, a higher percentile reserve requirement is applied to this grouping which is also based on risk, historical loss factors and other regional and national economic factors. All other classified, non-performing and impaired loans are evaluated on an individual basis that considers adverse factors affecting the individual borrower, economic conditions, ability to repay and the underlying estimated net fair value of collateral. Management at times allocates specific reserve amounts for individual loans, however, the entire reserve amount is available for any loan charge-off. Charge-offs on specific loans are charged against the allowance for loan losses.

The Company's allowance for loan losses and non-accrual loans at December 31, 2001 aggregated $445,000 and $713,166, respectively.

Sobieski Bancorp, Inc. And Subsidiary
Notes To Condensed Consolidated Financial Statements, Concluded.

Earnings Per Common Share

Basic earnings per share is computed by dividing net income by the weighted average number of shares of common stock outstanding. For the three and six-month periods ended December 31, 2001, the weighted average number of common shares used in the computation of basic earnings per share were 640,263 and 638,547, respectively. The weighted average number of common shares for the same periods in 2000 were 646,262 and 646,219.

Diluted earnings per share is computed by dividing net income by the weighted average number of shares of common stock outstanding for basic earnings per share plus the dilutive effect of outstanding stock options and non-vested shares awarded under the RRP. For the three and six-month period ended December 31, 2001, the weighted average number of common shares used in the computation of diluted earnings per share were 646,226 and 645,806, respectively. The weighted average number of common shares for the same period in 2000 was 647,512 and 646,984, respectively.

Shares held by the ESOP and the restricted shares awarded under the RRP are not considered in the weighted average number of shares outstanding until such shares are released for allocation to an ESOP participant's individual account or vested, in the case of the RRP.

C.       Impaired Loans.

Summarized below is information related to impaired loans.

December 31, 2001		June 30, 2001
Quarter end loans with no allowance for loan losses allocated	$ -	$1,097,113
Quarter end loans with allowance for loan losses allocated	736,209	123,125
Total impaired loans	$ 736,209	$1,220,238
Amount of allowance allocated to these loans	$ 96,338	$ 12,312
Average balance of impaired loans during the quarter/year	$1,046,987	$ 155,328

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

Financial Condition

The Company's total assets increased $7.7 million during the six months ended December 31, 2001, to $136.1 million from $128.4 million at June 30, 2001. This increase was mainly due to increases in cash and due from other financial institutions of $3.8 million, federal funds sold of $1.4 million, loans held for sale of $.9 million, net loans of $8.1 million and $.3 million of other assets offset by decreased securities of $5.7 million and $1.3 million of lower interest bearing deposits in other financial institutions. The increase in other assets is from a repossession of collateral from an August 22, 2001 bankruptcy filing offset by a July 25, 2001 sale of unrelated repossessed loan collateral (see the "Provision for loan losses" discussion).

The Company's total liabilities increased $7.3 million from $115.3 million at June 30, 2001, to $122.6 million at December 31, 2001. The increase was primarily from deposit growth of $6.7 million and by increased FHLB advances of $1.0 million. Deposits increased to $85.7 million at December 31, 2001 from $79.0 million at June 30, 2001. FHLB advances increased to $35.0 million at December 31, 2001, from $34.0 million at June 30, 2001.

Stockholders' equity increased $399,000 to $13.5 million at December 31, 2001, from $13.1 million at June 30, 2001, principally the result of $365,000 of net income, $59,000 of unrealized appreciation on available for sale securities, and $36,000 in reductions of unearned RRP shares, and $31,000 reduction of unallocated ESOP shares, offset by $103,000 of cash dividends declared.

Item 2.  Management's Discussion And Analysis of Financial
              Condition And Results of Operations, Continued.

Results of Operations

General. The Company recorded net income for the three months ended December 31, 2001, of $187,000 which is an increase of $79,000 over net income of $108,000 for the same period in 2000. For the six months ended December 31, 2001, net income was $365,000, which is an increase of $109,000 or 42.6% over the reported net income of $256,000. The increase in net income for the period was primarily from increased net interest income, increased fees and service charges, gains on sale of loans, director's insurance death benefit and lower effective income taxes offset by higher loan loss provisions, higher compensation and benefits expense and increased other operating expense.

Net Interest Income. The Company's net income is primarily dependent upon net interest income. Net interest income was $827,000 and $1.67 million for the three and six-month periods ended December 31, 2001, respectively, as compared to $765,000 and $1.54 million for the same periods in the prior year. The six-month increase of $130,000 was primarily a result of increased taxable investment interest of $343,000 offset by lower loan and lower income from interest bearing deposits in other financial institutions of $100,000 and higher funding cost of $109,000.

Interest income increased $60,000 to $2.18 million for the three-month period ended December 31, 2001, from $2.12 million for the comparable 2000 period. During the six-month period ended December 31, 2001, interest income increased to $243,000 from $4.20 million to $4.45 million over the comparable 2000 period. Average earning assets for the six-month period ended December 31, 2001, increased $16.4 million adding volume generated interest earnings of $460,000. Lower rates offset volume gains by $217,000 resulting in a net increase of $243,000 of additional interest income over the prior 2000 period. The yield on earning assets decreased 63 basis points to 7.12% for the 2001 period from 7.75% for the comparable 2000 period.

Interest expense for the three-month period ended December 31, 2001, was $1.35 million for the current and the comparable period in the prior year. During the six-month period ended December 31, 2001, interest expense increased $109,000 from $2.66 million to $2.77 million over the comparable 2000 period. The increase in interest expense of $109,000 was in part due to $16.6 million of additional average deposit and borrowing levels over the prior 2000 period. The higher borrowing levels added $430,000 while lower borrowing rates offset $321,000 of overall interest expense. Funding cost decreased to 4.75% or 58 basis points for the 2001 period from 5.33% for the 2000 period. The lower funding cost is due to the lower rate environment.

Provision for Loan Losses. During the six months ended December 31, 2001, the Company had provisions of $180,000 with provisions of $30,000 for the comparable period in the prior year. At December 31, 2001, the Company's allowance for loan losses totaled $445,000 or .46% of net loans and 62% of total non-performing loans.

At June 30, 2001, management classified an airplane participation loan interest in the amount of $1,097,113 as impaired due to the restructuring of payments due from the borrower. The Company became aware of events occurring on August 22, 2001 when the borrower filed for Chapter 11-bankruptcy protection. On September 30, 2001, this loan was placed on non-accrual status. On November 9, 2001, the bankruptcy court ordered surrender of the aircraft to the lead bank under the stipulation that the lender and bank enter into a long-term lease agreement for the continued use of this aircraft. At the time of repossessions, the bank, based on its lease interest in the estimated cash flows and net realizable residual fair value charged $74,900 against the allowance for loan losses.

Also effective September 30, 2001, management placed an additional participation loan on non-accrual status. The outstanding principal balance on this loan is $454,352. The loan collateral is currently under court ordered receivership, which among other options is currently exploring possible sale of the collateral.

Item 2.  Management's Discussion And Analysis of Financial
              Condition And Results of Operations, Continued.

In addition to the real estate, the loan is also supported by the personal guarantee of the borrower.

During the current six-month period, principally because of the higher than usual level of non-accrual, classified, restructured and impaired loans and general economic factors, the bank increased its current provision by $150,000 over the prior six-month period. Total provisions for this six-month period was $180,000 and charge-offs totaled $74,900 with no recoveries.

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

Non-Interest Income. Non-interest income consists primarily of fees and service charges on customers' accounts, transaction fees, loans and investment sales gains and other income. Non-interest income increased by $106,000 to $159,000 for the three-months ended December 31, 2001, as compared to $53,000 for the same period last year and increased $279,000 to $386,000 for the six months ended December 31, 2001 from $107,000 for the same period in 2000. During the current six-month period, increases of $37,000 were due to increased fee income and service charges on customer accounts and letter of credit fee income. Loan sales related gains were $129,000 from the newly instituted bank strategy of originating mortgage loans for subsequent sale. Additionally, the Company realized a $99,000 death benefit gain from director's life insurance and an additional $6,000 for security gain and other miscellaneous income of $9,000.

Non-Interest Expense. Non-interest expenses were $676,000 and $1.34 million for the three and six-month periods ended December 31, 2001, compared to $624,000 and $1.19 million for the same periods last year. The increase of $146,000 for the six-month period ended December 31, 2001, compared to the same period last year was due primarily to: (a) $62,000 of compensation and benefits increases attributable to higher wages, staff increases, health and benefit program increases offset by loan origination expense deferrals, and lower retirement compensation and benefit program expenses. (b) $21,000 of increased processing expenses to facilitate system upgrades, and expanded product line and (c) $70,000 of other operating expenses for name change related costs, consulting services regarding product lines and market analysis and other operating expense increases.

Income Taxes. Income taxes for the six months ended December 31, 2001, were $176,300 on pre-tax income of $541,000, an effective tax rate of 32.6%. For the six months ended December 31, 2000, income taxes were $168,400 on pre-tax income of $424,200, an effective tax rate of 39.7%. The primary reason for the lower 2001 effective tax rate was the non-taxable life insurance death benefit received during the September 2001 quarter.

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

Item 2.  Management's Discussion And Analysis of Financial
              Condition And Results of Operations, Concluded.

At December 31, 2001, the Company had $35.0 million in outstanding advances from the FHLB used primarily to fund internally originated loans and other investments.

The Company uses its liquidity resources principally to meet loan originations, ongoing commitments to fund maturing certificates of deposit, deposit withdrawals and to meet operating expenses. At December 31, 2001, the Company had outstanding commitments to extend credit, which amounted to $10.9 million (including $3.9 million in available home equity lines of credit). Federal regulations require the Bank to maintain sufficient liquidity to maintain its safe and sound operation. Management believes that the level of the Bank's liquid assets at December 31, 2001, as well as loan repayments and other sources of funds will be adequate to meet the Company's foreseeable liquidity needs.

The Bank's actual and required capital amounts and ratios are as follows:

	(Dollars in Millions)
	Actual		Required for Adequate Capital		To Be Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2001
Total risk-based capital (to risk-weighted assets)	$ 10.7	13.8%	$ 6.2	8.0%	$ 7.8	10.00%
Tier 1 risk-based capital (to risk-weighted assets)	10.3	13.3%	3.1	4.0%	4.7	6.00%
Core capital (to adjusted total assets)	10.3	7.7%	4.0	3.0%	6.7	5.00%
Tangible capital (to adjusted total assets)	10.3	7.7%	2.0	1.5%	NA	NA

PART II. OTHER INFORMATION
Item 1.	Legal Proceedings
None

Item 2.	Changes in Securities
None

Item 3.	Defaults Upon Senior Securities
None
Item 4.	Submission of Matters to a Vote of Security Holders
None

Item 5.	Other Information
None

Item 6.	Exhibits and Reports on Form 8-K
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

                                                                                    Sobieski Bancorp, Inc.
                                                                                          (Registrant)

Date:         February 13, 2002                                    By:
                                                                                             Thomas F. Gruber
                                                                                 President and Chief Executive Officer

Date:          February 13, 2002                                     By:
                                                                                                   Arthur Skale
                                                                                                       Chief Financial Officer