Form 10QSB
period 2002-03-31
SOBIESKI BANCORP INC
filed 2002-05-20
CIK 934860

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                          SECURITIES EXCHANGE ACT OF 1934
        For the quarterly period ended March 31, 2002

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
                                                                                                      YES X NO __
As of May 10, 2002 there were 671,962 shares of the registrant's common stock issued and outstanding.

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

                                      PART I. Financial Information
Item 1. Financial Statements
Sobieski Bancorp, Inc. And Subsidiary
Condensed Consolidated Statements Of Financial Condition
March 31, 2002 and June 30, 2001
	March 31	June 30
	2002	2001
Assets	(Unaudited)
Cash and due from banks	$ 2,388,067	$ 2,507,386
Interest-bearing deposits in other financial institutions	2,414,859	1,249,409
Total cash and cash equivalents	4,802,926	3,756,795
Certificates of deposit in other financial institutions	594,000	1,388,000
Securities available for sale	17,116,729	23,536,227
Securities held to maturity (fair value of $7,138,037 and $4,840,939, respectively)	7,142,006	4,847,290
Loans held for sale, net of valuation allowance of $992 and $0, respectively	687,402	197,700
Loans, net of the allowance for loan loss of $1,255,000 and $339,900, respectively	99,965,956	88,500,704
Federal Home Loan Bank stock, at cost	1,875,500	1,775,800
Accrued interest receivable	714,021	739,182
Property and equipment, net	1,903,510	1,825,003
Other assets	2,470,937	1,850,474

Total assets	$ 137,272,987	$ 128,417,175

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Deposits	$ 86,418,152	$ 78,995,030
Federal Home Loan Bank advances	36,000,000	34,000,000
Advances from borrowers for taxes and insurance	577,503	337,959
Accrued interest payable	379,585	1,188,454
Accrued expenses and other liabilities	775,841	828,285

Total liabilities	124,151,081	115,349,728

Stockholders' equity:
Preferred stock, $.01 par value; 500,000 shares authorized;
none issued	-	-
Common stock, $.01 par value; 3,500,000 shares authorized; 966,000 shares issued; 671,962 shares outstanding	9,660	9,660
Additional paid-in capital	9,261,545	9,262,652
Retained earnings, substantially restricted	8,189,339	8,213,706
Accumulated other comprehensive income (loss)	1,202	(3,366)
Treasury stock; at cost, 294,038 shares	(4,026,100)	(4,026,100)
Unearned Recognition and Retention Plan (RRP) shares; 3,372 and 6,573 shares, respectively	(46,820)	(91,266)
Unallocated Employee Stock Ownership Plan (ESOP) shares; 26,692 and 29,784 shares respectively	(266,920)	(297,839)
Total stockholders' equity	13,121,906	13,067,447

Total liabilities and stockholders' equity	$ 137,272,987	$ 128,417,175

See accompanying notes to condensed consolidated financial statements.

Sobieski Bancorp, Inc. And Subsidiary
Condensed Consolidated Statements Of Income
for the three and nine months ended March 31,2002 and 2001

Three Months Ended March 31,			Nine Months Ended March 31,
	2002	2001	2002	2001
Interest Income:	(Unaudited)		(Unaudited)
Loans	$ 1,859,287	$ 1,808,778	$ 5,489,253	$ 5,475,600
Securities - taxable	289,694	267,794	1,011,212	646,719
Interest-bearing deposits	18,379	43,272	90,357	177,917
Securities - tax exempt	10,910	10,978	32,817	33,014
Total interest income	2,178,270	2,130,822	6,623,639	6,333,250

Interest expense:
Deposits	844,938	948,891	2,734,270	2,840,685
Borrowings	492,396	386,563	1,376,303	1,159,256
Total interest expense	1,337,334	1,335,454	4,110,573	3,999,941

Net interest income	840,936	795,368	2,513,066	2,333,309

Provision for loan losses	810,000	15,000	990,000	45,000

Net interest income after provision for loan losses	30,936	780,368	1,523,066	2,288,309

Non-interest income:
Fees and service charges	89,419	71,437	232,793	177,404
Gain on sale of securities	86,153	138,907	91,967	138,907
Gain on sale of loans	54,060	-	182,991	-
Life insurance death benefit	-	-	99,202	-
Other income	26,972	72	35,661	990

Total non-interest income	256,604	210,416	642,614	317,301

Non-interest expense:
Compensation and benefits	359,259	322,287	1,106,022	1,007,121
Occupancy and equipment	87,474	86,735	251,851	238,702
Federal deposit insurance premiums	3,863	9,446	11,155	28,371
Advertising and promotion	21,888	14,752	54,053	40,300
Service bureau expense	50,643	41,653	140,575	124,704
Other operating expenses	144,358	140,334	441,002	366,666

Total non-interest expense	667,485	615,207	2,004,658	1,805,864

Income (loss) before income taxes	(379,945)	375,577	161,022	799,746

Provision for income taxes	(141,110)	149,644	35,148	318,069

Net income (loss)	$ (238,835)	$ 225,933	$ 125,874	$ 481,677

Basic earnings (loss) per common share	$ (0.37)	$ 0.35	$ 0.20	$ 0.75
Diluted earnings (loss) per common share	$ (0.37)	$ 0.35	$ 0.20	$ 0.75

Dividends per common share	$ 0.08	$ 0.08	$ 0.24	$ 0.24

See accompanying notes to condensed consolidated financial statements.
Sobieski Bancorp, Inc. And Subsidiary
Condensed Consolidated Statements Of Comprehensive Income
for the three and nine months ended March 31, 2002 and 2001

	Three Months Ended March 31,		Nine Months Ended March 31,
	2002	2001	2002	2001
	(Unaudited)		(Unaudited)

Net Income (loss)	$ (238,835)	$ 225,933	$ 125,874	$ 481,677
Other comprehensive income, net of tax and reclassification adjustments:
Unrealized appreciation on available-for-sale securities	4,848	27,934	4,568	96,261

Total comprehensive income (loss)	$ (233,987)	$ 253,867	$ 130,442	$ 577,938

See accompanying notes to condensed consolidated financial statements.

Sobieski Bancorp, Inc. And Subsidiary
Condensed Consolidated Statements Of Cash Flows
for the nine months ended March 31, 2002 and 2001	Nine Months
	Ended March 31,
		2002 2001
		(Unaudited)
Cash flows from operating activities:
Net income	$ 125,874	$ 481,677
Adjustments to reconcile net income to net cash
from operating activities:
Depreciation	87,025	84,598
Provision for loan losses	990,000	45,000
Write-down of other assets	60,846	-
Lower of cost or market adjustment on loans held for sale	992	-
(Gain) loss on sale of real estate owned, net	(18,219)	83
Gain on the sale of securities	(91,967)	(138,907)
Gain on sale of loans	(182,991)	-
Deferred income taxes	90,151	643
ESOP expense	41,908	58,937
RRP expense	22,237	43,973
Amortization of premiums and accretion of discounts, net	119,690	77,622
Proceeds from loans held for sale	12,594,188	1,421,157
Loans originated for sale	(12,903,565)	(1,779,905)
Net change in
Accrued interest receivable	25,161	(63,215)
Other assets	(735,000)	(414,411)
Accrued interest payable	(808,869)	581,274
Accrued expenses and other liabilities	(30,860)	441,671
Net cash from operating activities	(613,399)	840,197

Cash flows from investing activities:
Purchase of certificates of deposit	(495,000)	(1,388,000)
Proceeds from maturities of certificates of deposits	1,289,000	-
Proceeds from maturities and calls of securities	400,000	3,000,000
Proceeds from sales of securities	6,041,755	-
Proceeds from sales of loans	-	7,416,366
Purchase of securities	(8,127,015)	(14,931,109)
Principal reductions of securities	5,788,317	1,001,323
Proceeds from sale of repossessed assets	1,013,175	-
Proceeds from sale of real estate owned	137,017	27,987
Net decrease (increase) in loans	(13,631,037)	1,164,693
Purchase of Federal Home Loan Bank stock	(99,700)	(26,200)
Purchase of property and equipment, net	(165,532)	(38,721)
Net cash from investing activities	(7,849,020)	(3,773,661)

Cash flows from financing activities:
Net change in deposits	7,423,122	1,418,577
Increase in advances from borrowers
for taxes and insurance	239,544	343,769
Net decrease in federal funds purchased	-	(1,400,000)
Proceeds from Federal Home Loan Bank advances	13,000,000	14,000,000
Repayment of Federal Home Loan Bank advances	(11,000,000)	(6,500,000)
Purchase of treasury stock	-	(329,260)
Cash dividends paid	(154,116)	(159,729)
Net cash from financing activities	9,508,550	7,373,357
Net change in cash and cash equivalents	1,046,131	4,439,893

Cash and cash equivalents at beginning of period	3,756,795	2,738,060

Cash and cash equivalents at end of period	$ 4,802,926	$ 7,177,953

Non cash transactions:
Transfer to real estate owned from loans	$ 99,735	$ 76,352
Transfer to other assets from loans	$ 1,022,213	$ 984,892

See accompanying notes to condensed consolidated financial statements.

Sobieski Bancorp, Inc. And Subsidiary
Notes To Condensed Consolidated Financial Statements

A.       GENERAL. The accompanying condensed consolidated financial statements include the accounts of Sobieski Bancorp, Inc. (collectively and individually referred to as the "Company") and its wholly owned subsidiary, Sobieski Bank (the "Bank"). "Sobieski Bank", formerly "Sobieski Federal Savings and Loan", changed its official name effective September 1, 2001, to Sobieski Bank to better reflect current operation and philosophy.

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

The Company cautions that any forward looking statements contained in this report, in a report incorporated by reference into this report or made by management of the Company involve risks and uncertainties and are subject to change based on various factors. Actual results could differ materially from those expressed or implied. See "Forward-Looking Statements" in Item 2 of Part I of this report.

Sobieski Bancorp, Inc. And Subsidiary
Notes To Condensed Consolidated Financial Statements, Continued

B.        ACCOUNTING POLICIES.

 Securities

Securities that may be sold as part of the Company's asset/liability or liquidity management or in response to or in anticipation of changes in interest rates and resulting prepayment risk, or for other similar factors, are classified as available-for-sale and carried at fair market value. Unrealized holding gains and losses on securities classified as available-for-sale are reported net of related deferred income taxes as a separate component of stockholders' equity. Securities that the Bank has the ability and positive intent to hold to maturity are classified as held-to-maturity and carried at amortized cost. Trading securities are carried at fair market value with unrealized holding gains and losses included in earnings. Gains and losses on all securities transactions are recognized when sold as determined by the identified certificate method. The Company had no trading securities at March 31, 2002.

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

Allowance For Loan Losses

The allowance for loan losses is established through periodic provisions for loan losses charged to current earnings based on management's evaluation of the risks inherent in the Company's loan portfolio and changes in the nature and volume of its loan activity, including those loans which are being specifically monitored by management. Estimating the risk of loss and the amount of loss on any loan is necessarily subjective and includes review when management determines that full collectibility on a loan may not be reasonably assured. In establishing an allowance, reviews on individual loans include, among other factors risk, the classification of the loan, the estimated fair value of the underlying collateral and the discounted present value of expected future cash flows.

Periodic evaluations by management of the adequacy of the allowance are done through an evaluation process that groups all non-classified or impaired mortgage backed loans and applying a percentile reserve requirement based on inherent risk, historical loss factors and current regional and national economic factors for that grouping. Because of the higher inherent risk of non-mortgage backed consumer and commercial loans, a higher percentile reserve requirement is applied to this grouping which is also based on risk, historical loss factors and other regional and national economic factors. All other classified, non-performing and impaired loans are evaluated on an individual basis that considers adverse factors affecting the individual borrower, economic conditions, ability to repay and the underlying estimated net fair value of collateral. Management at times allocates specific reserve amounts for individual loans, however, the entire reserve amount is available for any loan charge-off. Charge-offs on specific loans are charged against the allowance for loan losses when uncollectability of a loan is confirmed.

The Company's allowance for loan losses and non-accrual loans at March 31, 2002 aggregated $1,255,000 and $962,566, respectively.

Sobieski Bancorp, Inc. And Subsidiary
Notes To Condensed Consolidated Financial Statements, Concluded.

Earnings Per Common Share

Basic earnings per share is computed by dividing net income by the weighted average number of shares of common stock outstanding. For the three and nine-month periods ended March 31, 2002, the weighted average number of common shares used in the computation of basic earnings per share were 642,387 and 639,820, respectively. The weighted average number of common shares for the same periods in 2001 were 637,168 and 644,074.

Diluted earnings per share is computed by dividing net income by the weighted average number of shares of common stock outstanding for basic earnings per share plus the dilutive effect of outstanding stock options and non-vested shares awarded under the RRP. For the three and nine-month periods ended March 31, 2002, the weighted average number of common shares used in the computation of diluted earnings per share were 642,387 and 644,897, respectively. The weighted average number of common shares for the same periods in 2001 were 639,979 and 645,335, respectively.

Shares held by the ESOP and the restricted shares awarded under the RRP are not considered in the weighted average number of shares outstanding until such shares are released for allocation to an ESOP participant's individual account or vested, in the case of the RRP.

C.       Impaired Loans.

Summarized below is information related to impaired loans.

March 31, 2002		June 30, 2001
Period end loans with no allowance for loan losses allocated	$ -	$1,097,113
Period end loans with allowance for loan losses allocated	2,446,406	123,125
Total impaired loans	$2,446,406	$1,220,238
Amount of allowance allocated to these loans	$ 890,928	$ 12,312
Average balance of impaired loans during the quarter/year	$ 953,971	$ 560,687

In May 2002, management identified certain loans that were made by an individual employee of the Bank without properly following the Bank's lending policies and procedures. The majority of these loans, totaling approximately $9.6 million, were made in the Company's current fiscal year. Based on a review to date of the documentation supporting these loans, including collateral and borrower financial information, the Company has recorded an additional provision for loan losses for the three months ended March 31, 2002 of $715,000. This provision, along with provisions for other loans which amounted to $95,000 for the quarter, increased the Company's total allowance for loan losses available to absorb losses in the loan portfolio to $1,255,000 at March 31, 2002.

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

Financial Condition

The Company's total assets increased $8.8 million during the nine months ended March 31, 2002, to $137.3 million from $128.4 million at June 30, 2001. This increase was mainly due to increases in cash and due from other financial institutions of $1.1 million, loans held for sale and net loans of $12.0 million and $.6 million of other assets offset by decreased securities of $4.1 million and $.8 million of lower certificates of deposit in other financial institutions. The increase in other assets is from a repossession of collateral from an August 22, 2001 bankruptcy filing offset by a July 25, 2001 sale of unrelated repossessed loan collateral (see the "Provision for loan losses" discussion).

The Company's total liabilities increased $8.9 million from $115.3 million at June 30, 2001, to $124.2 million at March 31, 2002. The increase was primarily from deposit growth of $7.4 million and by increased FHLB advances of $2.0 million. Deposits increased to $86.4 million at March 31, 2002 from $79.0 million at June 30, 2001. FHLB advances increased to $36.0 million at March 31, 2002, from $34.0 million at June 30, 2001.

Stockholders' equity remained substantially the same at $13.1 million at March 31, 2002 compared to June 30, 2001.

Item 2.  Management's Discussion And Analysis of Financial
              Condition And Results of Operations, Continued.

Results of Operations

General. The Company recorded a net loss for the three months ended March 31, 2002, of $239,000 which compares to net income of $226,000 for the same period in 2001. For the nine months ended March 31, 2002, net income was $126,000, which compares to net income of $482,000 for the same period in 2001. The change in net income for the period was primarily from increased net interest income, increased fees and service charges, gains on sale of loans, director's insurance death benefit and lower effective income taxes offset by higher loan loss provisions, higher compensation and benefits expense and increased other operating expense.

Net Interest Income. The Company's net income is primarily dependent upon net interest income. Net interest income was $841,000 and $2.51 million for the three and nine-month periods ended March 31, 2002, respectively, as compared to $795,000 and $2.33 million for the same periods in the prior year. The nine-month increase of $180,000 was primarily a result of increased taxable investment interest of $364,000 offset by lower income from interest bearing deposits in other financial institutions of $88,000 and higher funding cost of $111,000.

Interest income increased $47,000 to $2.18 million for the three-month period ended March 31, 2002, from $2.13 million for the comparable 2001 period. During the nine-month period ended March 31, 2002, interest income increased to $291,000 from $6.33 million to $6.62 million over the comparable 2001 period. Average earning assets for the nine-month period ended March 31, 2002, increased $17.2 million adding volume generated interest earnings of $769,000. Lower rates offset volume gains by $478,000 resulting in a net increase of $291,000 of additional interest income over the prior 2001 period. The yield on earning assets decreased 75 basis points to 6.98% for the 2002 period from 7.73% for the comparable 2001 period.

Interest expense for the three-month period ended March 31, 2002, was $1.34 million for the current and the comparable period in the prior year. During the nine-month period ended March 31, 2002, interest expense increased $111,000 from $4.00 million to $4.11 million over the comparable 2001 period. The increase in interest expense of $111,000 was in part due to $17.6 million of additional average deposit and borrowing levels over the prior 2001 period. The higher borrowing levels added $680,000 while lower borrowing rates offset $569,000 of overall interest expense. Funding cost decreased to 4.65% or 67 basis points for the 2002 period from 5.32% for the 2001 period. The lower funding cost is due to the lower rate environment.

Provision for Loan Losses. During the nine months ended March 31, 2002, the Company had provisions of $990,000 compared with provisions of $45,000 for the comparable period in the prior year. At March 31, 2002, the Company's allowance for loan losses totaled $1,255,000 or 1.24% of gross loans and 130% of total non-performing loans. For the period ended June 30, 2001, the company's allowance for loan losses totaled $340,000 or .38% of loans and 28% of total non-performing loans.

On November 9, 2001, a bankruptcy court ordered surrender of aircraft collateral for a participation loan that the Company had previously classified as impaired. The aircraft is under a long-term lease agreement for the continued use of this aircraft by the original borrower. At the time of repossession, the bank, based on its lease interest in the estimated cash flows and net realizable residual fair value, charged $74,900 against the allowance for loan losses. Under the terms of the lease, which is current, the company has received rental income of $79,000 along with usage fees of $43,000 applied towards maintenance. Additionally, the Company, subsequent to repossession, has reduced the carrying value of this asset by $61,000.

Also effective September 30, 2001, management placed an additional participation loan on non-accrual status. The outstanding principal balance on this loan is $454,352. The loan collateral is currently under court ordered receivership. On April 9, 2002, the loan participants directed the receiver to pursue as expeditiously as possible sale of the collateral. In addition to the real estate, the loan is also supported by the personal guarantee of the borrower.

Item 2.  Management's Discussion And Analysis of Financial
              Condition And Results of Operations, Continued.

In May 2002, management identified certain loans that were made by an individual employee of the Bank without properly following the Bank's lending policies and procedures. The majority of these loans, totaling approximately $9.6 million, were made in the Company's current fiscal year. Based on a review to date of the documentation supporting these loans, including collateral and borrower financial information, the Company has recorded an additional provision for loan losses for the three months ended March 31, 2002 of $715,000. This provision, along with provisions for other loans which amounted to $95,000 for the quarter, increased the Company's total allowance for loan losses available to absorb losses in the loan portfolio to $1,255,000 at March 31, 2002
During the current nine-month period, principally because of the level of non-accrual, classified, restructured and impaired loans, general economic factors and the problem loans identified and discussed in the preceding paragraph, the bank increased its current provision by $945,000 over the prior nine-month period. Total provisions for this nine-month period was $990,000 and charge-offs totaled $74,900 with no recoveries.

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

Non-Interest Income. Non-interest income consists primarily of fees and service charges on customers' accounts, transaction fees, loans and investment sales gains and other income. Non-interest income increased by $47,000 to $257,000 for the three-months ended March 31, 2002, as compared to $210,000 for the same period last year and increased $326,000 to $643,000 for the nine months ended March 31, 2002 from $317,000 for the same period in 2001. During the current nine-month period, increases of $56,000 were due to increased fee income and service charges on customer accounts and letter of credit fee income. Loan sales related gains were a result of the newly instituted bank strategy of originating mortgage loans for subsequent sale. Additionally, the Company realized a $99,000 death benefit gain from director's life insurance and other miscellaneous income of $36,000.

Non-Interest Expense. Non-interest expenses were $667,000 and $2.00 million for the three and nine-month periods ended March 31, 2002, compared to $615,000 and $1.81 million for the same periods last year. The increase of $199,000 for the nine-month period ended March 31, 2002, compared to the same period last year was due primarily to: (a) $99,000 of compensation and benefits increases attributable to higher wages, staff increases, health and benefit program increases offset by loan origination expense deferrals, and lower retirement compensation and benefit program expenses. (b) $43,000 of costs attributable to facilities repairs and upgrades, institutional and new product promotional advertising and increased processing expenses to facilitate system upgrades, and expanded product line (c) $74,000 of other operating expenses for name change related costs, consulting services regarding product lines and market analysis and other operating expense increases. These costs were offset by $17,000 of lower federal deposit insurance premiums.

Income Taxes. Income taxes for the nine months ended March 31, 2002, were $35,000 on pre-tax income of $161,000, an effective tax rate of 21.8%. For the nine months ended March 31, 2001, income taxes were $318,000 on pre-tax income of $800,000, an effective tax rate of 39.8%. The primary reason for the lower 2002 effective tax rate was the non-taxable life insurance death benefit received during the September 2001 quarter.

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

At March 31, 2002, the Company had $36.0 million in outstanding advances from the FHLB used primarily to fund internally originated loans and other investments.

The Company uses its liquidity resources principally to meet loan originations, ongoing commitments to fund maturing certificates of deposit, deposit withdrawals and to meet operating expenses. At March 31, 2002, the Company had outstanding commitments to extend credit, which amounted to $11.9 million (including $4.3 million in available home equity lines of credit). Federal regulations require the Bank to maintain sufficient liquidity to maintain its safe and sound operation. Management believes that the level of the Bank's liquid assets at March 31, 2002, as well as loan repayments and other sources of funds will be adequate to meet the Company's foreseeable liquidity needs.

The Bank's actual and required capital amounts and ratios are as follows:

	(Dollars in Millions)

	Actual		Required for Adequate Capital		To Be Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of March 31, 2002
Total risk-based capital (to risk-weighted assets)	$ 10.9	13.3%	$ 6.5	8.0%	$ 8.1	10.00%
Tier 1 risk-based capital (to risk-weighted assets)	9.8	12.0%	3.2	4.0%	4.9	6.00%
Core capital (to adjusted total assets)	9.8	7.2%	4.1	3.0%	6.8	5.00%
Tangible capital (to adjusted total assets)	9.8	7.2%	2.0	1.5%	NA	NA

New Accounting Pronouncement

On July 1, 2002 the Company will adopt a new accounting standard which addresses accounting for goodwill and intangible assets arising from business combinations. Identifiable intangible assets must be separated from goodwill. Identifiable intangible assets with finite useful lives will be amortized under the new standard, whereas goodwill, both amounts previously recorded and future amounts purchased, will cease being amortized. Annual impairment testing will be required for goodwill with impairment being recorded if the carrying amount of goodwill exceeds its implied fair value. Adoption of this standard on July 1, 2002 is not expected to have a material effect on the Company's consolidated financial position or results of operations.

In August 2001, the Financial Accounting Standards Board issued SFAS No. 143, "Accounting for Asset Retirement Obligations" which will be adopted by the Company on July 1, 2002. The new accounting standard addresses accounting for obligations associated with the retirement of tangible, long-lived assets and requires a liability to be recognized for the fair value of any such obligations. Adoption of this standard on July 1, 2002 is not expected to have a material effect on the Company's consolidated financial position or results of operations.

Item 2.  Management's Discussion And Analysis of Financial
              Condition And Results of Operations, Concluded.

On July 1, 2002, the Company will adopt SFAS No. 144, "Accounting for the Impairment of Long-Lived Assets." This new accounting standard establishes more restrictive requirements for the classification of assets as "held for sale" and also expands the types of dispositions that are to be accounted for as discontinued operations. Adoption of this standard on July 1, 2002 is not expected to have a material effect on the Company's consolidated financial position or results of operations.

PART II. OTHER INFORMATION
Item 1.	Legal Proceedings
None

Item 2.	Changes in Securities
None

Item 3.	Defaults Upon Senior Securities
None

Item 4.	Submission of Matters to a Vote of Security Holders
None

Item 5.	Other Information
None

Item 6.	Exhibits and Reports on Form 8-K
(a) Exhibits
None

(b) Reports on Form 8-K

A form 8-K was filed on May 15, 2002 to report the issuance of a press release by the
Company announcing that it had discovered a number of loans were made by an individual employee of the Bank without properly following the Bank's lending policies and procedures.

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

                                                                                    Sobieski Bancorp, Inc.
                                                                                          (Registrant)

Date:         May 20, 2002                                    By:
                                                                                             Thomas F. Gruber
                                                                                 President and Chief Executive Officer

Date:          May 20, 2002                                   By:
                                                                                                   Gregory J. Matthews
                                                                                                 Vice President of Operations