Form 10KSB
period 2002-06-30
SOBIESKI BANCORP INC
filed 2002-10-15
CIK 934860

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-KSB

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934
        For the Fiscal Year Ended June 30, 2002

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

     Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [x]

     State Issuer's revenues for its most recent fiscal year $9,663,000.

     As of September 20, 2002, there were issued and outstanding 671,962 shares of the Issuer's Common Stock. The aggregate market value of the voting stock held by non-affiliates of the Issuer, computed by reference to the average of the bid and asked price of such stock as of September 20, 2002 was approximately $6.9 million. (The exclusion from such amount of the market value of the shares owned by any person shall not be deemed an admission by the Issuer that such person is an affiliate of the Issuer.)

                                                        DOCUMENTS INCORPORATED BY REFERENCE

     Part II of Form 10-KSB - Portions of Annual Report to Stockholders for the fiscal year ended June 30, 2002.
     Part III of Form 10-KSB - Portions of the Proxy Statement for the 2002 Annual Meeting of Shareholders.

PART I

Item 1.      Description of Business

General

Sobieski Bancorp, Inc.

     Sobieski Bancorp, Inc. (the "Company") was incorporated under the laws of the State of Delaware in December 1994 by authorization of the Board of Directors of Sobieski Bank (the "Bank") for the purpose of acquiring all of the outstanding stock of the Bank issued upon the conversion of the Bank from the mutual to the stock form of ownership (the "Conversion"). The Bank's name was changed to "Sobieski Bank" from "Sobieski Federal Savings and Loan Association of South Bend" on September 1, 2001.

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

At June 30, 2002, the Company had consolidated assets of approximately $138.8 million, deposits of approximately $91.6 million and stockholders' equity of approximately $9.6 million.

     The executive office of the Company is located at 2930 West Cleveland Road, South Bend, Indiana 46628, telephone (574) 271-8300.

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

     Sobieski Bank has been, and intends to continue to be, a community-oriented financial institution offering financial products and services to meet the needs of the communities it serves. The Bank attracts deposits from the general public and uses such deposits, together with other funds, to originate primarily one-to-four family, fixed-rate and variable-rate residential mortgage loans for retention in its portfolio or for sale. In addition, the Bank originates construction loans, consumer loans, real estate-backed small business commercial loans and other commercial loans. During both fiscal 2001 and 2000, the Bank purchased participation interests in commercial loans funded primarily by advances from the Federal Home Loan Bank ("FHLB") of Indianapolis. See "Originations and Purchases of Loans and Mortgage-Backed Securities".

Forward-Looking Statements

When used in this Form 10-KSB, in other filings by the Company with the Securities and Exchange Commission, in the Company's press releases or other public shareholder communications, or in oral statements made with the approval of an authorized executive officer, the words or phrases "believe," "will likely result," "expects," "are expected to, " "will continue," "is anticipated," "estimate," "project," "plans" or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. You are cautioned not to place undue reliance on any forward-looking statements, which speak only as of the date made. These statements may relate to the Company's future financial performance, strategic plans or objectives or other financial items. By their nature, these statements are subject to numerous uncertainties that could cause actual results to differ materially from those anticipated in the statements.

Important factors that could cause actual results to differ materially from the results anticipated or projected include, but are not limited to, the following: (1) the credit risks of lending activities, including changes in the level and direction of loan delinquencies and charge-offs; (2) changes in management's estimate of the adequacy of the allowance for loan losses and requirements by the Bank's primary federal regulators, the Office of Thrift Supervision, that provisions be made for loan losses, including possible additional provisions for loan losses necessitated by the unauthorized and fraudulent loans made by a former employee of the Bank as discussed in this Form 10-KSB and in the Company's Annual Report to stockholders filed in Exhibit 13 under "Results of Operations - 2002 Compared with 2001 - Provision for Loan Losses"; (3) competitive pressures among depository institutions; (4) interest rate movements and their impact on customer behavior and the Company's net interest margin; (5) the impact of repricing and competitors' pricing initiatives on loan and deposit products; (6) the Company's ability to adapt successfully to technological changes to meet customers' needs and developments in the marketplace; (7) the Company's ability to access cost-effective funding; (8) changes in financial markets and general economic conditions; (9) new legislation or regulatory changes; and (10) changes in accounting principles, policies or guidelines.

The Company does not undertake any obligation to update any forward-looking statement to reflect circumstances or events that occur after the date on which the forward-looking statement is made.

Lending Activities

     General. The Bank originates primarily fixed and adjustable-rate, one-to-four family mortgage loans for retention in its portfolio or for sale. In response to customer demand, the Bank continues to originate fixed-rate mortgage loans.

     To a lesser extent, it also originates commercial real estate and non-real estate secured loans, construction and consumer loans. During fiscal 2002, the Bank purchased participation interests in commercial loans aggregating $1.3 million funded with one to ten-year advances from the FHLB of Indianapolis. The Bank has in the past purchased participations of the Small Business Administration (the "SBA"). Substantially all of the Bank's loans are originated in its market area. At June 30, 2002, the Bank's net loan portfolio totaled $96.4 million.

All loans are subject to approval by the appropriate loan committee or, if above specified amounts, the full Board of Directors of the Bank. With respect to one-to four-family residential loans and home equity loans, a loan committee comprised of three of the Bank's directors serving on a three-month rotating basis has authority to approve such loans up to $300,000; any such loans over $300,000 must be approved by the full Board of Directors of the Bank. With respect to commercial and consumer loans, a loan committee comprised of the Bank's CEO, COO and CFO has authority to approve such loans up to $250,000; any such loans over $250,000 must be approved by the full Board of Directors of the Bank.

     Under regulations of the Office of Thrift Supervision (the "OTS"), the Bank's loans-to-one-borrower limit is generally limited to the greater of 15% of unimpaired capital and surplus or $500,000. See "Regulation - Federal Regulation of Savings Associations". At June 30, 2002, the maximum amount which the Bank could loan to any one borrower and the borrower's related entities was $1,327,000. At June 30, 2002, the Bank had three loan relationships which exceeded the bank's legal lending limit, one of which is a related group of loans with an aggregate outstanding balance regarding the unauthorized loans matter of $6.4 million, net of previous charge-offs of $3.3 million. These loans were among $9.6 million of unauthorized and fraudulent loans made by a former employee of the Bank which were discovered by the Company in May 2002. (For additional discussions regarding the unauthorized loan matters, see the discussion below under "Asset Quality - Non-Performing Assets" and in the Company's 2002 Annual Report.)

     All of the Bank's lending is subject to its written underwriting standards and loan origination procedures. Decisions on loan applications are made on the basis of detailed applications and property valuations. Properties securing real estate loans made by Sobieski Bank are generally appraised by Board-approved independent appraisers. In the loan approval process, Sobieski Bank assesses the borrower's ability to repay the loan, the adequacy of the proposed collateral, the employment stability of the borrower, the credit worthiness of the borrower as well as the strength of the business and the personal guarantors of business loan requests.

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

At June 30,
2002			2001		2002
Amount		Percent	Amount	Percent	Amount	Percent
(Dollars in Thousands)
One-to-four family	$ 68,342	69.1%	$62,283	70.1%	$70,429	75.2%
Commercial loans	20,224	20.5	19,894	22.4	19,143	20.4
Home equity	4,365	4.4	3,933	4.4	3,565	3.8
Other consumer loans	5,957	6.0	2,731	3.1	539	0.6

Total loans	$98,888	100.0%	$88,841	100.0%	$93,676	100.0%

Allowance for loan losses	(2,488)		(340)		(395)

Total loans, net	$ 96,400		$88,501		$93,281

The following table shows the composition of the Company's loan portfolio by fixed and adjustable-rate loans at the dates indicated.
At June 30,
2002			2001		2000
Amount		Percent	Amount	Percent	Amount	Percent
(Dollars in Thousands)
Fixed-Rate Loans:
One-to-four-family	$ 63,189	63.9	$54,812	61.7%	$65,547	70.0%
Consumer loans	4,584	4.6	1,565	1.8	539.5
Commercial loans	6,763	6.9	3,455	3.9	8,611	9.2

Total fixed-rate loans	74,536	75.4	59,832	67.4	74,697	79.7

Adjustable-Rate Loans:
One-to-four-family	5,153	5.2	7,471	8.4	4,882	5.2
Commercial loans	13,461	13.6	16,439	18.5	10,532	11.2
Home equity and other consumer	5,738	5.8	5,099	5.7	3,565	3.9

Total adjustable-rate loans	24,352	24.6	29,009	32.6	18,979	20.3

Total loans	98,888	100.0%	88,841	100.0%	93.676	100.0%

Allowance for loan losses	(2,488)		(340)		(395)

Total loans, net	$ 96,400		$88,501		$93,281

     The following schedule illustrates the amortization schedule by contractual maturity of the Company's loan portfolio at June 30, 2002. Loans which have adjustable or renegotiable interest rates are shown as maturing in the period during which the contract is due. The schedule does reflect scheduled principal amortization but does not reflect the effects of possible prepayments or enforcement of due-on-sale clauses.
Real Estate
One-Four Family		Multi-Family & Commercial	Home Equity Consumer & Deposit Loans	Commercial	Total
		(Dollars in Thousands)
Due during the twelve months ending June 30,
2003 (1)	$ 2,715	$ 1,093	$ 3,125	$ 6,933	$ 13,866
2004	2,908	785	999	504	5,196
2005	3,113	550	1,082	237	4,982
2006 and 2007	6,872	1,231	1,301	288	9,692
2008 to 2012	18,886	3,992	790	638	24,306
2013 to 2032	33,848	3,973	3,025	-0-	40,846

Total	$ 68,342	$ 11,624	$ 10,322	$8,600	$ 98,888

Weighted average interest rate	7.05%	7.28%	7.15%	6.94%	7.08%

(1)  Includes demand loans, loans having no stated maturity and over-draft loans.

The following table shows the amount of non-mortgage commercial loans outstanding as of June 30, 2002, based on remaining scheduled repayments of principal due in the periods indicated, classified according to sensitivity to changes in interest rates.

Maturing	Fixed Rate	Variable Rate	Total
Within one year	1,287	5,646	6,933
After one year but within five years	1,029	-0-	1,029
After five years	638	-0-	638
	2,954	5,646	8,600

The total amount of loans due after June 30, 2003 that have predetermined interest rates is $68.3 million.

     One-to-Four Family Residential Mortgage and Home Equity Lending. Residential loan originations are generated by the Bank's marketing efforts, its present customers, walk-in customers and referrals from real estate brokers. Historically, the Bank has focused its lending efforts primarily on the origination of fixed-rate loans secured by first mortgages on owner-occupied, single-family residences in its market area. In September 1994, the Bank began to originate adjustable rate mortgage ("ARM") loans. At June 30, 2002, the Company's one-to-four family residential mortgage loan portfolio totaled $68.3 million, or 69.1% of the Company's gross loan portfolio.

     The Bank currently offers fixed-rate and adjustable rate mortgage and home equity loans. For the year ended June 30, 2002, the Bank originated $49.5 million of one-to-four family real estate related loans. At June 30, 2002, the Bank had $5.1 million of one-to-four family adjustable-rate mortgage loans, and $63.2 million of one-to-four family fixed-rate mortgage loans.

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

     The loans currently originated by the Bank are typically underwritten and documented pursuant to the guidelines of Freddie Mac. The Bank currently may retain some loans originated in its portfolio for selling originated-for-sale loans to primarily Freddie Mac.

     The Bank also originates second mortgage and home equity lines of credit. At June 30, 2002, the Bank's second mortgage loans and home equity loans totaled $301,000 and $4.4 million, respectively. Second mortgage loans have fixed or variable rates of interest and have terms up to 15 years. Home equity loans have adjustable interest rates and terms of up to 12 years. These loans are underwritten using similar guidelines as for single family mortgage lending.

     Residential Construction Lending. The Bank also originates loans for the construction of one-to-four family residences. For fiscal year ended June 30, 2002, the Bank's construction loan origination totaled $1.5 million. As of June 30, 2002, all of these loans were secured by property located within the Bank's market area.

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

     Consumer Lending. The Bank also originates consumer loans. The product line includes personal lines of credit, overdraft protection, automobile, marine, motorcycle, and recreational vehicle loans. The revolving and overdraft lines of credit feature variable rates of interest with the remaining product lines featuring fixed rates having repayment terms of one to six years. As of June 30, 2002, consumer loans excluding home equity loans referred to above totaled approximately $5.9 million, while home equity loans totaled $4.4 million for a combined total of $10.3 million or 10.4% of total loans.

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

     Commercial Business Lending. Commercial adjustable-rate loans at June 30, 2002 totaled $13.5 million or 13.6% of the Company's gross loan portfolio. These loans consist of participation certificates guaranteed by the SBA, participations with other financial institutions in commercial real estate and non-real estate loans and internally originated commercial real estate and non-real estate loans. Unlike residential mortgage loans, which generally are made on the basis of the borrower's ability to make repayment from his or her employment and other income, and which are secured by real property whose value tends to be more easily ascertainable, commercial business loans are generally of higher risk and typically are made on the basis of the borrower's ability to make repayment from the cash flow of the borrower's business. As a result, the ability of funds for the repayment of commercial business loans may be substantially dependent on the success of the business itself (which, in turn, may be dependent upon the general economic environment.)

     Fixed-rate commercial business loans at June 30, 2002 totaled $6.8 million or 6.9% of the Company's gross loan portfolio. These loans are originated internally or purchased participations originated by other financial institutions.

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

     While the Bank originates both adjustable-rate and fixed-rate loans, its ability to originate loans to a certain extent is dependent upon the relative customer demand for loans in its market, which is affected by the interest rate environment, among other factors. For the year ended June 30, 2002, the Bank originated $58.6 million in loans, as compared to $18.1 million for the year ended June 30, 2001. Originations during fiscal 2002 consisted of $49.5 million of one-to-four family real estate and home equity loans, and $9.1 million in other consumer and commercial loans.

     Loan originations during the year ended June 30, 2002 were higher than the prior year. The Bank believes the increase was caused by a very low interest rate environment throughout the period triggering high levels of refinancing of existing mortgages and new loans. Historically, the Bank generally retained all its loan originations in its portfolio. Starting in fiscal 2000, the Bank began to sell loans in the secondary market. During the fiscal 2002-year, sales of loans to Freddie Mac totaled $14.9 million while last fiscal period sales were $11.3 million. Both the current and prior year loan sales are part of interest risk management strategy.

     The following table shows the loan origination and purchase activities of the Bank for the periods indicated.
	Year Ended June 30,
	2002	2001	2000
		(In Thousands)
Originations:
One-to-four family real estate and home equity	$49,545	$15,418	$18,270
Deposit loans	22	197	36
Other consumer and commercial loans	9,077	2,489	9,734

Total originations	58,644	18,104	28,040

Purchases:
Purchases of commercial business loans	1,260	-0-	6,230

Sales:
One-to-four family loans	(14,915)	(11,339)	(5,297)

Repayments:
Loans	(30,124)	(11,005)	(23,359)
Other, net	(6,966)	(540)	(233)

Total repayments	(37,090)	11,545	(23,592)

Net (decrease) increase	$ 7,899	$(4,780)	$ 5,381

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

     The following table sets forth the Bank's delinquencies by type, by amount and by percentage of type as of June 30, 2002.
Loans Delinquent For:
60-89 Days				90 Days and Over			Total Delinquent Loans
Number		Amount	Percent of Loan Category	Number	Amount	Percent of Loan Category	Number	Amount	Percent of Loan Category
				(Dollars in Thousands)
One-to four family	20	$1,195	1.7%	10	$871	1.3%	30	$2,066	3.02%
Home equity	6	16	0.1%	4	9	0.2%	10	25	0.6%
Commercial	16	429	2.0%	13	27	1.2%	29	456	2.08%

Total	42	$1,640	1.6%	27	$907	1.0%	69	$2,547	2.5%

     Non-Performing Assets. The table below sets forth the amounts and categories of non-performing assets. Loans are placed on non-accrual status when the collection of principal and/or interest becomes doubtful. Foreclosed assets include assets acquired in settlement of loans. The Bank had $76,000 of accruing loans more than 90 days delinquent at June 30, 2002.
	At June 30,
	2002	2001	2000	1999	1998
		(Dollars in Thousands)
Non-accruing loans:
One-to-four family	$ 447	$ 121	$144	$125	$ 76
Commercial loans	6,119	-0-	93	-0-	-0-
Consumer	591	2	31	57	-0-

Total	7,157	123	268	182	76

Restructured loans	-0-	$1,097	-0-	-0-	-0-

Accruing over 90 days past due	76	-0-	-0-	-0-	112

Foreclosed assets:
One-to-four family	49	68	28	-0-	-0-
Other	925	958	-0-	-0-	-0-

Total	974	1,026	28	-0-	-0-

Total non-performing and foreclosed assets	8,207	$2,246	$296	$182	$188

Total as a percentage of total assets	5.9%	1.75%	.27%	.18%	.20%

     For the year ended June 30, 2002 gross interest income which would have been recorded had the non-accruing loans been current in accordance with their original terms amounted to $3,700. The amounts of interest income included in net income on these loans was $7,700.

     Other Loans of Concern. At June 30, 2001, management classified a loan participation interest in the amount of $1,097,113 as impaired due to the restructuring of the payments due from the borrower. On August 22, 2001, the borrower filed for Chapter 11 bankruptcy protection. On November 9, 2001, the bankruptcy court ordered surrender of the aircraft securing the loan to the lead lender under the stipulation that the lead lender and the Company enter into a long-term lease agreement for the continued use of this aircraft. At the time of repossession, the Company, based on its lease interest in the estimated cash flows and net realizable residual fair value, charged $74,900 against the allowance for loan losses. As of June 30, 2002, the lease is current.

In May of 2002, the Bank's Audit Committee identified certain loans that were made by an individual former employee of the Bank that were unauthorized and fraudulently conveyed or otherwise made without properly following the Bank's lending policies and procedures. The majority of these loans, totaling approximately $9.6 million, were made in the Company's fiscal year 2002. Based on an initial review of the documentation supporting these loans, including collateral and borrower financial information, the Company recorded a provision for loan losses of $715,000 for these loans in the third quarter of 2002.

The Bank's further review and investigation of the $9.6 million loans and other loans, aided by outside contractors and law enforcement agencies, revealed various fraudulent activities and irregularities. Based on management's current understanding of the financial condition of the borrowers, management currently believes that these loans are primarily collateral dependent. Accordingly, in the fourth quarter of 2002, the Company considered all these loans impaired, placed all of these loans on non-accrual and recorded an additional provision for loan losses of approximately $3.6 million for these loans, based on the deficiency of the estimated collateral value as compared to the outstanding balance of these loans and after consulting with the Office of Thrift Supervision, the Bank's primary federal regulator, and the Company's independent accountants, on the amount of the provision. In addition, in the fourth quarter of 2002, the Company charged off approximately $3.3 million of these loans. The Office of Thrift Supervision is continuing to review the unauthorized loans matter, and it is possible that they could direct the Bank to classify additional loans and/or make additional provisions for loan losses. No assurance can be made as to the amount or timing of such additional classification.

As of June 30, 2002, the outstanding balance of these loans totaled approximately $6.3 million. Management has allocated a specific allowance allocation of approximately $1.0 million for these loans. The Company is vigorously working with legal counsel and regulatory and federal authorities to pursue all available avenues for collection. Through mid-September, the Company, aided by federal authorities, has repossessed approximately 51% of this collateral value, is pursuing recovery of substantial additional assets and anticipates bond claims of up to $1.5 million, stemming from the unauthorized and fraudulent loan activity by the former employee. As previously announced by the Company in August of 2002, this former employee pleaded guilty to charges of bank fraud stemming from his involvement in making these loans.

Also, as of June 30, 2002, approximately $7.8 million of additional loans, exclusive of the aforementioned unauthorized and fraudulent loans, were classified as impaired because of unauthorized lending activities, credit quality concerns and loan documentation issues, primarily attributable to the actions of the former employee involved in the bank fraud. During fiscal 2002,the Company recorded approximately $2.1 million of additional provisions for these loans after consulting with the Office of Thrift Supervision and the Company's independent accountants.

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

     In connection with the filing of its periodic reports with the OTS and in accordance with its classification of assets policy, the Bank regularly reviews problem loans and real estate acquired through foreclosure to determine whether such assets require classification in accordance with applicable regulations. On the basis of management's review of its loans and after consultations with the Office of Thrift Supervision as of June 30, 2002, the Bank had classified a total of $11.8 million of its loans as substandard, none as doubtful and none as loss. This compares with $123,000 of loans classified as substandard, none as doubtful and none as loss at June 30, 2001. The increase in classified loans is primarily due to the unauthorized and fraudulent loans made by a former employee of the Bank and discovered by the Bank's Audit Committee in May 2002 and other loans of concern attributable to the former loan officer involved in the bank fraud. As noted elsewhere in this Form 10-KSB, the Office of Thrift Supervision is continuing to review the unauthorized loans matter, and it is possible that the Office of Thrift Supervision could direct the Bank to classify additional loans. No assurance can be made as to the amount or timing of any such additional classifications. At June 30, 2002, total classified loans comprised $11.8 million or 122.5% of the Company's capital and 8.5% of the Company's total assets.

Allowance for Loan Losses. Management believes the allowance for loan losses accounting policy is critical to the portrayal and understanding of the Company's financial condition and results of operations. As such, selection and application of this "critical accounting policy" involves judgments, estimates, and uncertainties that are susceptible to change. In the event that different assumptions or conditions were to prevail, and depending upon the severity of such changes, the possibility of materially different financial condition or results of operations is a reasonable likelihood.

Management performs periodic evaluations of the adequacy of the allowance. Management determines the need to individually evaluate loans based on known information about the loan, including the financial condition of the borrower and the delinquency status of the loan. Management evaluates such loans using a process that considers specific factors affecting the individual borrower including the financial condition of the borrower and current regional and national economic conditions affecting the borrower, ability of the borrower to repay the loan and the underlying estimated fair value of collateral. All loans that are not individually evaluated are grouped. A percentage allocation requirement is applied based on historical loss factors and current regional and national economic factors. A higher percentage allocation requirement is applied to groups of consumer and commercial loans than to mortgage loans. Historical loss factors exclude the losses incurred during fiscal 2002 on the fraudulent and unauthorized loans discussed elsewhere herein. Management at times allocates specific allowance amounts for individual loans; however, the entire allowance is available for any loan charge-off. Charge-offs on specific loans are charged against the allowance for loan losses when uncollectability of the loan is confirmed. Management expects that as loan growth continues and economic and other factors change, the allowance for loan losses may change. In addition, the Bank's regulators, as part of the examination process, periodically reviews the Company's allowance for loan losses. The regulators may require additions to the allowance based on their assessment of the information available to them at the time of examination. No assurance can be made as to the amount or timing of additional provisions that may be required by the regulators.

At June 30, 2002, the allowance for loan losses totaled approximately $2.5 million. During fiscal 2002, a provision for loan losses of $7.1 million was recorded compared to a provision for loan losses of $50,000 for fiscal 2001. Charge-offs during fiscal 2002 totaled approximately $4.9 million, which compares to approximately $105,000 for fiscal 2001. No recoveries were recorded in either year. Of the $7.1 million provision in fiscal 2002, approximately $4.3 million relates to $9.6 million of fraudulent or otherwise unauthorized loans and approximately $2.1 million relates to other credit quality concerns attributable to the former loan officer, as discussed above under "non-Performing Assets".

Additionally, $7.8 million of commercial loans were subsequently identified for improper lending, credit and documentation issues. These loans are primarily attributable to the former employee. During fiscal 2002, the Bank allocated $1.9 million in reserves for these loans and charged off $1.7 million.

In addition, increased levels of mortgage and non-mortgage consumer and commercial loans during the year have resulted in higher allowance allocations based on the higher outstanding balances, the historical loss experience for non-mortgage consumer and commercial loans and the impact of various economic factors on these loans. These allocations totaled approximately $796,000 at June 30, 2002 as compared to $285,000 for such loans at June 30, 2001.

     The following table sets forth an analysis of the Company's allowance for loan losses.
	Year Ended June 30,
	2002	2001	2000
	(Dollars in Thousands)
Balance at beginning of period	$ 340	$ 395	$ 310

Charge-offs:
Commercial Loans	4,923	88	35
One-to-four family	-0-	17	-0-

Recoveries	-0-	-0-	-0-

Provision charged to operations	7,071	50	120

Balance at end of period	$2,488	$ 340	$ 395

Ratio of net charge-offs to average loans outstanding during the period	5.06%	0.12%	0.04%

Ratio of net charge-offs to average non-performing loans during the period	227.3%	7.9%	13.7%

     The distribution of the Company's allowance for loan losses at the dates indicated is summarized as follows:
	At June 30,
	2002			2001			2000
	Allowance	Loan Amount	Percent of Total Loans	Allowance	Loan Amount	Percent of Total Loans	Allowance	Loan Amount	Percent of Total Loans
One-to-four family	$ 181	$ 68,342	69.1%	$ 168	$ 68,283	70.1%	$ 191	$ 70,429	75.2%
Commercial loans	2,091	20,224	20.5	98	19,894	22.4	116	19,143	20.4
Home equity	15	4,365	4.4	10	3,933	4.4	12	3,565	3.8
Other consumer loans	201	5,957	6.0	26	2,731	3.1	5	539	0.6
Unallocated	N/A	N/A	N/A	38	N/A	N/A	71	N/A	N/A

Total (2)	$2,488	$ 98,888	100.0%	$ 340	$ 88,841	100.0%	$ 395	$ 93,676	100.0%

(2) Total loans represent the amount before deducting the loan loss allowance.

Investment Activities

     General.  Sobieski Bank must maintain minimum levels of investments that qualify as liquid assets under OTS regulations. Liquidity may increase or decrease depending upon the availability of funds and comparative yields on investments in relation to the return on loans. Historically, the Bank has generally maintained liquid assets at levels above the minimum requirements imposed by the OTS regulations and at levels believed adequate to meet the requirements of normal operations, including repayments of maturing debt and potential deposit outflows. Cash flow projections are regularly reviewed and updated to assure that adequate liquidity is maintained. At June 30, 2002, the Bank's liquidity ratio (liquid assets as a percentage of net withdrawable savings deposits and current borrowings) was 57.6%.

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

     Mortgage-Backed Securities.  The Bank purchases mortgage-backed securities to supplement residential loan production and as part of its asset/liability strategy. The type of securities purchased is based upon the Bank's asset/liability management strategy and balance sheet objectives. For instance, most of the mortgage-backed securities purchased by the Bank over the last several years have had adjustable rates of interest. At June 30, 2002, the amortized cost of the Bank's mortgage-backed securities was $21.06 million and the market value of these mortgage-backed securities was $21.22 million.

     At June 30, 2002, $4.46 million or 21% of the Bank's mortgage-backed securities have been classified as held-to-maturity and, accordingly, are included in its financial statements at amortized cost. Mortgage-backed securities with an amortized cost of $16.60 million or 79% have been classified as available-for-sale and are included in the financial statements at fair value. See Note 3 of the Notes to Consolidated Financial Statements for additional information regarding the amortized cost and estimated fair value of the Bank's mortgage-backed securities as of June 30, 2002.

     As of June 30, 2002, all of the Bank's mortgage-backed securities were backed by government sponsored agency programs. Accordingly, management believes that the Bank's mortgage-backed securities are generally resistant to credit problems.

     The Bank's mortgage-backed securities portfolio consists of securities issued under government-sponsored agency programs, including those of Fannie Mae, Freddie Mac and the Government National Mortgage Association ("GNMA"). Fannie Mae, Freddie Mac and GNMA certificates are modified pass-through mortgage-backed securities that represent undivided interests in underlying pools of fixed-rate, or certain types of adjustable rate, predominantly single-family and, to a lesser extent, multi-family residential mortgages issued by those government-sponsored entities. As a result, the interest rate risk characteristics of the underlying pool of mortgages, i.e., fixed rate or adjustable rate, as well as prepayment risk, are passed on to the certificate holder. Fannie Mae and Freddie Mac generally provide the certificate holder a guarantee of timely payments of interest and ultimate collection of principal, whether or not collected. GNMA's guarantee to the holder is timely payments of principal and interest, backed by the full faith and credit of the U.S. Government.

     Mortgage-backed securities generally yield less than the loans that underlie such securities, because of the cost of payment guarantees or credit enhancements that reduce credit risk to holders. Since federal agency mortgage-backed securities generally carry a yield approximately 50 to 100 basis points below that of the corresponding type of residential loan (due to the implied federal agency guarantee fee and the retention of a servicing spread by the loan servicer), in the event that the proportion of the Bank's assets consisting of mortgage-backed investments increase in the future, the Bank's asset yield would be adversely affected. Mortgage-backed securities are also more liquid than individual mortgage loans and may be used to collateralize obligations of the Bank. In general, mortgage-backed securities issued or guaranteed by Fannie Mae and Freddie Mac are weighted at no more than 20% for risk-based capital purposes, and mortgage-backed securities issued or guaranteed by GNMA are weighted at 0% for risk-based capital purposes, compared to an assigned risk weighting of 50% to 100% for whole residential mortgage loans.

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

The CMO instruments the Bank purchased are most like debt instruments because these CMO instruments have stated principal amounts and traditionally defined interest-rate terms. Purchasers of certain other CMO instruments are entitled to the excess, if any, of the issuer's cash inflows, including reinvestment earnings, over the cash outflows for debt service and administrative expenses. These CMO instruments may include instruments designated as residual interests and are thought to be "high risk" in that these CMO instruments could result in the loss of a portion of the original investment. Cash flows from residual interests are extremely sensitive to prepayments and, thus, contain a high degree of interest-rate risk. The Bank has no such residual interest CMO's.

     Investment Securities and Other Interest-Earning Assets.  At June 30, 2002, Sobieski Bank's interest-bearing deposits with financial institutions totaled $1.9 million, certificates of deposit of other federally insured institutions totaled $0.6 million, and Federal funds sold totaled $1.9 million for a total of $4.4 million or 3.2% of total assets.

Other investment securities, consisting of U.S. Government Treasury notes, agency, municipal, and corporate debt securities, totaled $5.0 million, or 3.6% of total assets. In addition, the Bank had an investment of $1.9 million in FHLB stock, satisfying its requirement for membership in the FHLB of Indianapolis. It is the Bank's general policy to purchase securities which are U.S. Government securities or federal agency obligations or other issues that are rated investment grade. At June 30, 2002, the weighted average maturity of the securities portfolio (excluding FHLB stock) was 18.3 years.

As of June 30, 2002, individual investments, other than issuances by the U.S. Government and government agencies, in excess of 10% of the Company's stockholders equity in the aggregate were as follows:

Name of Issuer	Book Value	Market Value

CIT Group, Inc.	$988,010	$988,010

   The following table sets forth the maturities of the Bank's investment portfolio at June 30, 2002.
	Maturities (In Thousands)
	Within One Year	After One Year But Within Five Years	After Five Years But Within Ten Years	After Ten Years
U.S. Treasury and U.S. Government Agency securities (1)	-0-	617	502	879
Obligations of states and political Subdivision (2)	-0-	496	252	250
Mortgage-backed securities (3)	-0-	-0-	1,931	19,255
Corporate obligations	988	1,023	-0-	-0-
Equity securities	-0-	-0-	-0-	25

	988	2,136	2,685	20,409

Weighted average yield (2)	7.38%	5.48%	3.92%	5.23%

(1) SBA agency securities are based on contractual maturities assuming principal repayments.
(2) Yields are presented on a non-tax equivalent basis.
(3) Based on weighted average contractual maturities assuming principal repayments.

The following table sets forth the composition of the Bank's investment and mortgage-backed securities at the dates indicated.
	At June 30,
	2002		2001		2000
	Book Value	% of Total	Book Value	% of Total	Book Value	% of Total
			(Dollars in Thousands)
Investment securities:
U.S. Government securities	$ 617	8.9%	$ 1,0007	12.8%	$ 401	6.3%
U.S. agency securities	1,381	20.0	2,300	29.2	3,452	54.1
Municipal securities	998	14.4	1,001	12.7	1,004	15.7
Corporate Obligations	2,011	29.1	1,774	22.5	-0-	-0-
Equity securities	25	0.4	25	0.3	25.4
Subtotal	5,032	72.8	6,107	77.5	4,882	76.5
FHLB stock	1,877	27.2	1,776	22.5	1,500	23.5
Total investment securities and FHLB stock	$ 6,909	100.0%	$ 7,883	100.0%	$ 6,382	100.0%

Other interest-earning assets:
Interest-bearing deposits with financial institutions	$ 1,915	43.4%	$ 1,249	47.4%	$ 688	100.0%
Federal funds sold	1,900	43.1	-0-	-0-	-0-	-0-
Certificates of Deposit	594	13.5	1,388	52.6	-0-	-0-
Total other interest-earning assets	$ 4,409	100.0%	$ 2,637	100.0%	$ 688	100.0%

Mortgage-backed securities:
GNMA	$ 1,230	5.8%	$ 4,876	21.9%	$ 684	12.5%
FNMA	3,247	15.3	4,068	18.3	3,909	71.1
FHLMC	1,933	9.1	1,630	7.3	809	14.7
CMO's	14,709	69.5	11,638	52.2	-0-	-0-
Subtotal	21,119	99.7	22,212	99.7	5,402	98.3

Unamortized premium, net	67	0.3	64	0.3	94	1.7
Total mortgage-backed securities	$ 21,186	100.0%	$ 22,276	100.0%	$ 5,496	100.0%

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

     The Bank relies primarily on advertising (including direct mail, company newsletter, promotions and newspaper), competitive pricing policies and customer service to attract and retain these deposits. Sobieski Bank solicits deposits primarily from its market area, using to a limited extent, some brokers to obtain deposits and currently does not engage in any type of premium, gift or promotional programs beyond the advertising vehicles mentioned above. The flow of deposits is influenced significantly by general economic conditions, changes in money market and prevailing interest rates and competition.

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

     The following table sets forth the savings flows at the Bank during the periods indicated.

	2002	2001	2000
	(Dollars in Thousands)
Opening balance	$78,995	$73,928	$64,231
New deposits	10,173	4,661	9,236
Interest credited (1)	2,405	406	461

Ending balance	91,573	$78,995	$73,928

Net increase	$12,578	$ 5,067	$ 9,697

Percent increase	15.9%	6.85%	15.10%

(1) Includes interest credited to passbook, NOW and money market deposit accounts, but not certificates of deposit.

     The following table sets forth the dollar amount of average savings deposits and the average weighted rate paid in the various types of deposit programs offered by the Bank for the years indicated.
	2002			2001			2000
	Average Amount	Percent of Total	Average Rate Paid	Average Amount	Percent of Total	Average Rate Paid	Average Amount	Percent of Total	Average Rate Paid
				(Dollars in Thousands)
Transaction and Savings Deposits:
NOW and MMDA accounts	$ 8,465	9.9%	1.57%	$ 6,504	8.6%	1.68%	$ 6,116	8.5%	1.86%
Savings deposits	13,070	15.3%	1.71%	12,924	17.2%	2.28%	13,920	19.3%	2.51%

Total non-certificates	21,535	25.2%	1.65%	19,428	25.8%	2.08%	20,036	27.8%	2.31%

Certificates	63,696	74.8%	4.97%	55,870	74.2%	6.06%	52,174	72.2%	5.52%

Total average deposits	85,231	100.0%	4.13%	$75,298	100.0%	5.03%	$72,210	100.0%	4.63%

     The following table shows rate and maturity information for the Bank's certificates of deposit as of June 30, 2002.

	Total	Percent of Total
Certificate accounts maturing in:
12 months or less	$ 40,983,172	60.1%
Over 12 months to 36 months	25,063,404	36.7
Over 36 months	2,209,567	3.2

Total	$ 68,256,143	100.0%

     The following table indicates the amount of the Bank's certificates of deposit of $100,000 and over by time remaining until maturity as of June 30, 2002.
	Maturity
		(In Thousands)
	3 months or less	Over 3 to 6 months	Over 6 to 12 months	Over 12 months	Total
Certificates of deposit of $100,000 or more	2,574	17,448	506	4,429	24,957

     Borrowings.  Although deposits are the Bank's primary source of funds, the Bank may utilize FHLB advances or other borrowings to support lending activities and to assist the Banks's asset/liability management strategy when they are a less costly source of funds and may be invested at a positive interest rate spread or when the Bank desires additional capacity to fund loan demand. At June 30, 2002, the Bank had borrowings of $36.0 million.

Earnings, Stockholders' Equity and Dividend Information.  The following table sets forth earnings, earnings related data and per share data:

	2002	2001	2000
(In thousands except per share data)
Average stockholders' equity	$13,263	$12,916	$12,710
Net Income (loss)	($ 3,414)	$ 607	$ 667
Return on average assets	(2.53%)	.52%	.60%
Average equity to average total assets	9.83%	11.02%	11.37%
Return on average stockholders' equity	(25.75%)	4.70%	5.25%
Basic earnings (loss)per share	($ 5.33)	$ .94	$ 1.00
Cash dividends declared per share	$ .325	$ .32	$ 0.32
Dividend payout percentage	N/A	34%	32%

Service Corporation Activities

     As a federally chartered savings association, Sobieski Bank is permitted by OTS regulations to invest up to 2% of its assets, or approximately $2.7 million, in the stock of, or loans to, service corporation subsidiaries. Sobieski Bank may invest an additional 1% of its assets in service corporations where such additional funds are used for inner-city or community development purposes and up to 50% of its total capital in conforming loans to service corporations in which it owns more than 10% of the capital stock. In addition to investments in service corporations, federal savings associations are permitted to invest an unlimited amount in operating subsidiaries engaged solely in activities in which a federal savings association may engage in directly. At June 30, 2002, Sobieski Bank had no active service corporation activities.

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

Employees

     At June 30, 2002, the Bank had a total of 28.5 full-time equivalent employees. The Bank's employees are not represented by any collective bargaining group. Management considers its employee relations to be good.

Executive Officers Who Are Not Directors

     The business experience of each executive officer of the Bank and the Company who is not also a director is set forth below.

     Jeanie M. Martz, age 46. Ms. Martz is secretary/treasurer of the Bank. In that capacity she serves as Secretary to the Board of Directors and is responsible for the record keeping of the Company. Ms. Martz joined the Bank in February 1999.

     Arthur Skale, age 61. Mr. Skale is currently the Chief Financial Officer. In that capacity, he is responsible for the investment, cash management and budget planning of the Bank. Mr. Skale joined the Bank in 1997. Mr. Skale previously served for three years as vice president, treasurer and chief financial officer at SJS Bancorp, Inc. in St. Joseph, Michigan. He also previously worked for 11 years most recently as chief financial officer and also as vice-president in charge of internal audits at NBD F&M Bank, NA, Benton Harbor, Michigan.

     Gregory J. Matthews, age 42. Mr. Matthews joined the Company in March 1998 as Vice President and Chief Operations Officer. He is responsible for retail banking, operations, and information systems. Mr. Matthews worked for 19 years in operations and funds management at 1st Source Bank in South Bend, most recently as vice president of the Funds Management Division.

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

Federal Regulation of Savings Associations

     The OTS has extensive authority over the operations of savings associations. As part of this authority, the Bank is required to file periodic reports with the OTS and is subject to periodic examinations by the OTS and the FDIC. The last regular OTS examinations of the Bank were as of September 1999 and December 31, 2000 and the Bank is currently being examined as of June 30, 2002. The OTS conducted a compliance examination as of August 31, 1999 and as of February 28, 2002. When examinations are conducted by the OTS and FDIC, the examiners may require the Bank to provide for higher general or specific loan loss reserves.

     All federal savings associations are subject to a semiannual assessment, based upon the savings association's total assets, to fund the operations of the OTS. The Bank's OTS assessment for the fiscal year ended June 30, 2002 was $37,000.

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

     In addition, the investment, lending and branching authority of the Bank is prescribed by federal laws and regulations, and it is prohibited from engaging in any activities not permitted by such laws and regulations. For instance, no savings institution may invest in non-investment grade corporate debt securities. In addition, the permissible level of investment by federal savings associations in loans secured by non-residential real property may not exceed 400% of total capital, except with approval of the OTS. federal savings associations are also generally authorized to branch nationwide. The Bank is in compliance with the noted restrictions.

     The Bank's general permissible lending limit for loans-to-one-borrower is equal to the greater of $500,000 or 15% of unimpaired capital and surplus (except for loans fully secured by certain readily marketable collateral, in which case this limit is increased to 25% of unimpaired capital and surplus). At June 30, 2002, the Bank's lending limit under this restriction was $1,327,000. Because of the unauthorized and fraudulent loans made by a former employee, (see "Lending Activities" discussion.) the Bank is currently not in compliance with the loans-to-one-borrower limitation. In addition, there are two other loan relationships that exceed this restriction.

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

Regulatory Capital Requirements

     Federally insured savings associations, such as the Bank, are required to maintain a minimum level of regulatory capital. The OTS has established capital standards, including a tangible capital requirement, a leverage ratio (or core capital) requirement and risk-based capital requirement applicable to such savings associations. These capital requirements must be generally as stringent as the comparable capital requirements for national banks. The OTS is also authorized to impose capital requirements in excess of these standards on individual savings associations on a case-by-case basis.

     The capital regulations require tangible capital of at least 1.5% of adjusted total assets (as defined by regulation). Tangible capital generally includes common stockholders' equity and retained income, and certain noncumulative perpetual preferred stock and related income and excludes unrealized appreciation or depreciation on securities available for sale. In addition, all intangible assets, other than a limited amount of purchased mortgage-servicing rights, must be deducted from tangible capital. At June 30, 2002, the Bank did not have any recorded intangible assets other than mortgage servicing rights. Also, at June 30, 2002, approximately $600,000 of deferred tax assets were not included in tangible capital due to regulatory limitations.

     The OTS regulations establish special capitalization requirements for savings associations that own subsidiaries. Under these regulations certain subsidiaries are consolidated for capital purposes and others are excluded from assets and capital. In determining compliance with the capital requirements, all subsidiaries engaged solely in activities permissible for national banks or engaged in certain other activities solely as agent for its customers are "includable" subsidiaries that are consolidated for capital purposes in proportion to the association level of ownership, including the assets of includable subsidiaries in which the association has a minority interest that is not consolidated for GAAP purposes. For excludable subsidiaries, the debt and equity investments in such subsidiaries are deducted from assets and capital. At June 30, 2002, the Bank did not have any active subsidiaries.

     At June 30, 2002, the Bank had tangible capital of $5.8 million, or 4.2% of adjusted total assets, which is approximately $3.7 million above the minimum requirement of 1.5% of adjusted total assets in effect on that date.

     The capital standards also require core capital equal to at least 3% of adjusted total assets (as defied by regulation). Core capital generally consists of tangible capital plus certain intangible assets, including supervisory goodwill (which is phased-out over a five-year period) and a limited amount of purchased credit card relationships. As a result of the prompt corrective action provisions of FDICIA discussed below, however, a savings Bank must maintain a core capital ratio of at least 4% to be considered adequately capitalized unless its supervisory condition is such to allow it to maintain a 3% ratio. At June 30, 2002, the Bank had no intangible assets which were subject to these tests.

     At June 30, 2002, the Bank had core capital of $5.8 million, or 4.2% of adjusted total assets, which is $.3 million above the minimum leverage ratio requirement of 4% in effect on that date.

     The OTS risk-based requirement requires savings associations to have total capital of at least 8% of risk-weighted assets. Total capital consists of core capital, as defined above and supplementary capital. Supplementary capital consists of certain permanent and maturing capital instruments that do not qualify as core capital and general valuation loan and lease loss allowances up to a maximum of 1.25% of risk-weighted assets. Supplementary capital may be used to satisfy the risk-based requirement only to the extent of core capital. At June 30, 2002, the Bank had no capital instruments that qualify as supplementary capital and $988,000 of general loss reserves, which were limited to 1.25% of risk-weighted assets.

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

     On June 30, 2002, the Bank had risk-based capital of $6.8 million (including $5.8 million in core capital and $1.0 million in general loss reserves) and risk-weighted assets of $78.4 million or total capital of 8.6% of risk-weighted assets. This amount was $.5 million above the 8% requirement in effect on that date.

     The OTS and the FDIC are authorized and, under certain circumstances required, to take certain actions against savings associations that fail to meet their capital requirements. The OTS is generally required to take action to restrict the activities of an "undercapitalized Bank" (generally defined to be one with less than either a 4% core capital ratio, a 4% Tier 1 risk-based capital ratio or an 8% risk-based capital ratio). Any such Bank must submit a capital restoration plan and until such plan is approved by the OTS may not increase its assets, acquire another institution, establish a branch or engage in any new activities, and generally may not make capital distributions. The OTS is authorized to impose the additional restrictions, discussed below, that are applicable to significantly undercapitalized associations.

     As a condition to the approval of the capital restoration plan, any company controlling an undercapitalized associations must agree that it will enter into a limited capital maintenance guarantee with respect to the institution's achievement of its capital requirements.

     Any savings association that fails to comply with its capital plan or is "significantly undercapitalized" (i.e. Tier 1 risk-based or core capital ratios of less than 3% or a risk-based capital ratio of less than 6%) must be made subject to one or more of additional specified actions and operating restrictions mandated by FDICIA. These actions and restrictions include requiring the issuance of additional voting securities; limitations on asset growth; mandated asset reduction; changes in senior management; divestiture, merger or acquisition of the association; restrictions on executive compensation; and any other action the OTS deems appropriate. An associations that becomes "critically undercapitalized"(i.e., a tangible capital ratio of 2% or less) is subject to further mandatory restrictions on its activities in addition to those applicable to significantly undercapitalized associations. In addition, the OTS must appoint a receiver (or conservator with the concurrence of the FDIC) for a savings association, with certain limited exceptions, within 90 days after it becomes critically undercapitalized.

     Any undercapitalized association is also subject to other possible enforcement actions by the OTS or the FDIC. Such actions could include a capital directive, a cease-and-desist order, civil money penalties, the establishment of restrictions on all aspects of the association's operations or the appointment of a receiver or conservator or a forced merger into another institution.

     The OTS is also generally authorized to reclassify any association into a lower capital category and impose the restrictions applicable to such category if the institution is engaged in unsafe or unsound practices or is in an unsafe or unsound condition.

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

     Generally, savings institutions such as the Bank, may make capital distributions during any calendar year equal to the greater of 100% of net income for the year-to date period plus retained net income for the two preceding years provided that before and after the proposed distribution the Bank will remain well-capitalized. However, an institution deemed to be in need of more than normal supervision by the OTS may have its dividend authority restricted by OTS. The Bank may pay dividends in accordance with this general authority. At June 30, 2002, none of the Bank's retained earnings were available for distribution to the Company without obtaining prior regulatory approval.

     Savings institutions proposing to make any capital distribution need not submit written notice to the OTS prior to such distribution unless they are, as is the Bank, a subsidiary of a holding company, or would not remain well-capitalized following the distribution. Savings institutions that do not, or would not, meet their current minimum capital requirements following a proposed capital distribution or propose to exceed these net income limitations must obtain OTS approval prior to making such distribution. The OTS may object to the distribution during that 30-day period based on safety and soundness concerns.

Liquidity

     Federal regulations require the Bank to maintain sufficient liquidity to maintain its safe and sound operation. Management believes that the level of the bank liquid assets as well as loan repayments and other sources of funds will be adequate to meet the Company's foreseeable liquidity needs.

Qualified Thrift Lender Test

     All savings associations, including Sobieski Bank, are required to meet a qualified thrift lender ("QTL") test to avoid certain restrictions on their operations. This test requires a savings association to have at least 65% of its portfolio assets (as defined by regulation) in qualified thrift investments on a monthly average for nine out of every 12 months on a rolling basis. As an alternative, the savings association may maintain 60% of its assets in those assets specified in Section 7701(a)(19) of the Internal Revenue Code. Under either test, such assets primarily consist of residential housing related loans and investments. At June 30, 2002, the Bank met the test and has always met the QTL test since its effectiveness.

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

Community Reinvestment Act

     Under the Community Reinvestment Act ("CRA"), every FDIC insured institution has a continuing and affirmative obligation consistent with safe and sound banking practices to help meet the credit needs of its entire community, including low and moderate-income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution's discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA. The CRA requires the OTS, in connection with the examination of the Bank, to assess the institution's record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications, such as a merger or the establishment of a branch, by Sobieski Bank. An unsatisfactory rating may be used as the basis for the denial of an application by the OTS.

     Due to the heightened attention being given to the CRA in recent years, the Bank may be required to devote additional funds for investment and lending in its local community. The Bank was examined for CRA compliance in February 2002 and received a rating of satisfactory.

Transactions with Affiliates

     Generally, transactions between a savings association or its subsidiaries and its affiliates are required to be on terms as favorable to the association as transactions with non-affiliates. In addition, certain of these transactions are restricted to a percentage of the association's capital. Affiliates of the Bank include the Company and any company which is under common control with the Bank. In addition, a savings association may not lend to any affiliate engaged in activities not permissible for a bank holding company or acquire the securities of most affiliates

     Certain transactions with directors, officers or controlling persons are also subject to conflict of interest regulations enforced by the OTS. These conflict of interest regulations and other statutes also impose restrictions on loans to such persons and their related interests. Among other things, such loans must be made on terms substantially the same as for loans to unaffiliated individuals.

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

     As a unitary savings and loan holding company, the Company generally is not subject to activity restrictions. If the Company acquires control of another savings association as a separate subsidiary, it would become a multiple savings and loan holding company, and the activities of the company and any of its subsidiaries (other than the Bank or any other SAIF-insured savings association) would become subject to such restrictions unless such other associations each qualify as a QTL and were acquired in a supervisory acquisition.

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

Federal Reserve System

     The Federal Reserve Board requires all depository institutions to maintain non-interest bearings reserves at specified levels against their transaction accounts (primarily checking, NOW and Super NOW checking accounts). At June 30, 2002, the Bank was in compliance with these reserve requirements. The balances maintained to meet the reserve requirements imposed by the Federal Reserve Board may be used to satisfy liquidity requirements that may be imposed by the OTS. See "Regulation-Liquidity".

     Savings associations are authorized to borrow from the Federal Reserve Bank "discount window", but Federal Reserve Board regulations require banks to exhaust other reasonable alternative sources of funds, including FHLB borrowings, before borrowing from the Federal Reserve Bank.

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

     As a member, the Bank is required to purchase and maintain stock in the FHLB of Indianapolis. At June 30, 2002, the Bank had $1.9 million of FHLB stock, which was in compliance with this requirement. During fiscal 2002 and prior years, the Bank received substantial dividends on its FHLB stock. The dividends averaged 6.6% for fiscal year 2002. For the years ended June 30, 2002 and 2001, dividends paid by the FHLB of Indianapolis to the Bank totaled $120,000 and $126,000, respectively.

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

Federal and State Taxation

     In addition to the regular income tax, corporations, including savings banks such as the Bank, generally are subject to a minimum tax. An alternative minimum tax is imposed at a minimum tax rate of 20% on alternative minimum taxable income, which is the sum of a corporation's regular taxable income (with certain adjustments) and tax preference items, less any available exemption. The alternative minimum tax is imposed to the extent it exceeds the corporation's regular income tax and net operating losses can offset no more than 90% of alternative minimum taxable income. For taxable years beginning after 1986 and before 1996, corporations, including savings associations such as the Bank, are also subject to an environmental tax equal to 0.12% of the excess of alternative minimum taxable income for the taxable year (determined without regard to net operating losses and the deduction for the environmental tax) over $2 million.

     The Bank files federal income tax returns on a fiscal year basis using the accrual method of accounting. The Company files consolidated federal income tax returns with the Bank. Savings associations, such as the Bank, that file federal income tax returns as part of a consolidated group are required by applicable Treasury regulations to reduce their taxable income for purposes of computing the percentage bad debt deduction for losses attributable to activities of the non-savings association members of the consolidated group that are functionally related to the activities of the savings bank member.

     The Bank has not been audited by the IRS with respect to federal income tax returns through June 30, 2002. With respect to years examined by the IRS, either all deficiencies have been satisfied or sufficient reserves have been established to satisfy asserted deficiencies. In the opinion of management, any examination of still open returns (including returns of subsidiaries and predecessors of, or entities merged into, the Bank) would not result in a deficiency which could have a material adverse effect on the financial condition of the Bank and its consolidated subsidiaries.

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

Item 2. Description of Property

     The Bank conducts its business through its main office and two branch offices located in South Bend, Indiana. The following table sets forth information relating to each of the Bank's offices as of June 30, 2002. The total net book value of the Bank's premises and equipment (including land, buildings and leasehold improvements and furniture, fixtures and equipment) at June 30, 2002 was approximately $1,877,000. See Note 5 of the "Notes to Consolidated Financial Statements".
Location	Year Leased or Acquired	Total Approximate Square Footage	Net Book Value at June 30, 2002
			(In Thousands)
Main Office: (Owned)
2930 West Cleveland Road South Bend, Indiana 46628	1995	10,080	$1,376
Branch Offices:
4606 W. Western Ave. (Leased) Belleville Shopping Center	1978	1,600	$ -0-

740 S. Walnut Street (Owned)	1952	1,900	$ 143

     Sobieski Bank believes that its current facilities including its main office facilities are adequate to meet the present and foreseeable needs of the Bank and the Company.

     The Bank maintains an on-line database with a service bureau servicing financial institutions. The net book value of the data processing and computer equipment utilized by the Bank at June 30, 2002 was $99,000.

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

Item 4.  Submission of Matters to a Vote of Security Holders

     No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the quarter ended June 30, 2002.

PART II

Item 5.  Market for common equity and Related Stockholder Matters

     Page 53 of the attached 2002 Annual Report to Stockholders is herein incorporated by reference.

Item 6.  Management's Discussion and Analysis of Financial Condition and Results of              Operation

     Pages 6 to 17 of the attached 2002 Annual Report to Stockholders are herein incorporated by reference.

Item 7.  Financial Statements

     The following pages of the attached 2002 Annual Report to Stockholders are herein incorporated by reference.

Report of Independent Accountants	Page 18
Consolidated Statements of Financial Condition at June 30, 2002 and 2001	Page 19
Consolidated Statements of Income for the years ended June 30, 2002 and 2001	Page 20
Consolidated Statement of Comprehensive Income for years ended June 30, 2002 and 2001	Page 21
Consolidated Statements of Changes in Stockholders' Equity for the years ended June 30, 2002 and 2001	Page 22
Consolidated Statements of Cash Flows for the years ended June 30, 2002 and 2001	Page 23-24
Notes to Consolidated Financial Statements	Page 25-52

Item 8.  Changes in and Disagreements with Accountants on Accounting and Financial               Disclosure

     There is no information requiring disclosure pursuant to Item 304 of Regulation S-B.

Item 9.  Directors, Executive Officers, Promoters and Control Persons; Compliance               with Section 16(a) of the Exchange Act

Directors

     Information concerning directors of the Company is incorporated herein by reference from the Company's definitive Proxy Statement for the 2002 Annual Meeting of Shareholders, a copy of which will be filed with the Securities and Exchange Commission.

Executive Officers

     Information concerning the executive officers of the Company is incorporated herein by reference from "Executive Officers of the Company" contained in Part I of this Form 10-KSB.

Section 16(a) Beneficial Ownership Reporting Compliance

     Section 16(a) of the Exchange Act requires the Company's officers and directors, and persons owning more than 10% of a registered class of the Company's equity securities, to file periodic reports of ownership and changes in ownership with the Securities and Exchange Commission and to provide the Company with copies of such reports. Based solely upon information provided to the Company by the directors and officers subject to Section 16(a), all Section 16(a) filing requirements applicable to such persons were complied with during fiscal 2002.

Item 10. Executive Compensation

     Information concerning executive compensation is incorporated herein by reference from the Company's definitive Proxy Statement for the 2002 Annual Meeting of Shareholders, a copy of which will be filed with the Securities and Exchange Commission.

Item 11.  Security Ownership of Certain Beneficial Owners and Management

     Information concerning security ownership of certain beneficial owners and management is incorporated herein by reference from the Company's definitive Proxy Statement for the 2002 Annual Meeting of Shareholders, a copy of which will be filed with the Securities and Exchange Commission.The following table sets forth information as of June 30, 2002 with respect to compensation plans under which shares of Company common stock may be issued.

Equity Compensation Plan Information

Plan Category	Number of Shares to be Issued Upon Exercise of Outstanding Options	Weighted-Average Exercise Price of Outstanding Options	Number of Shares Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Shares Reflected in the First Column)
Equity compensation plans approved by stockholders	76,500	$13.39	29,139 (1)
Equity compensation plans not approved By stockholders	N/A	N/A	N/A
Total	76,500	$13.39	29,139 (1)

___________________

  Includes 9,039 shares available for future awards of restricted stock under the Company's Recognition and Retention Plan.

Item 12.  Certain Relationship and Related Transactions

     Information concerning certain relationships and transactions is incorporated herein by reference from the Company's definitive Proxy Statement for the 2002 Annual Meeting of Shareholders, a copy of which will be filed with the Securities and Exchange Commission.

Item 13.  Exhibits and Reports on Form 8-K

               (a)  Exhibits:
Regulation S-B Exhibit Number	Document	Reference to Prior Filing or Exhibit Number Attached Hereto
2	Plan of Acquisition, Reorganization, Arrangement, Liquidation or Succession	None
4.1	Certificate of Incorporation	*
4.2	Bylaws	*
9	Voting Trust Agreement	None
10	Executive Compensation Plans and Arrangements:
	Employee Stock Ownership Plan	*
	Stock Option and Incentive Plan	*
	Recognition and Retention Plan	*
	Sobieski Bancorp, Inc. Fee Continuation Plan for Retired Directors	**
	Sobieski Bank Bank Fee Continuation Plan for Retired Directors	**
	Sobieski Bank Bank Supplemental Executive Retirement Plan	**
	Employment contract with Thomas F. Gruber	***
11	Statement re: computation of per share earnings	None
13	Annual Report to Security Holders	13
16	Letter re: change in certifying accountant	None
18	Letter re: change in accounting principles	None
21	Subsidiaries of Registrant	21
22	Published report regarding matter submitted to vote	None
23	Consent of Crowe, Chizek and Company LLP	23
24	Power of Attorney	Not Required

_______________
*          Filed on December 30, 1994, as exhibits to the Company's Form S-1 registration statement (File number 3-88078). All of such previously filed documents are hereby incorporated by reference in accordance with Item 601 of Regulation S-B.
**        Filed as exhibits with the September 30, 1999 10-QSB filing.
***       Filed as exhibit to September 30, 1997 10-QSB filing.

               (b)  Reports on Form 8-K:
                      On May 15, 2002 the Company filed on Form 8-K a press release regarding:
                      1.) the internal audit committee discovery of unauthorized and fraudulent loans made by a former employee, and
                      2.) the request for an extension in filing the March 31, 2002 10-QSB report to investigate and report on the unauthorized and fraudulent loans.

Item 14.   Controls and Procedures

Following the discovery by the Company in May 2002 of the unauthorized and fraudulent loans made by a former employee, the Company made several changes to its internal controls intended to address weaknesses in the areas of loan approvals, loan documentation and loan disbursements. The significant changes include the following:

- increased documentation of the loan approval process and requiring written evidence of all loan approvals prior to the preparation of loan documents and the booking of loans;

- implementation of additional safeguards intended to prevent an individual employee from controlling the loan approval process and disbursements of funds, including the elimination of all individual loan approval authority by requiring approval by the appropriate loan committee of all lending relationships under specified amounts, depending on the type of loan (and continuing to require full Board approval of all lending relationships above specified amounts, depending on the type of loan), the requirement as a matter of general policy that all loan disbursements be made by check and the requirement of dual signatures for loan disbursements of $50,000 or more; and

- separation of the loan documentation and approval functions.

In addition, the Company hired an individual to fill a newly created position responsible for credit review and administration and supervision of loan operations. In September 2002, the Company also engaged an independent accounting firm (not affiliated with the Company's independent auditors) to conduct a review of the Company's internal controls. It is likely that additional changes to the Company's internal controls will be made following completion of that review and the Company's evaluation of any recommendations resulting from the review.

                                                            SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOBIESKI BANCORP, INC.
Date: October 11, 2002	By: /s/Thomas F. Gruber
Thomas F. Gruber (President and Chief Executive Officer) (Duly Authorized Representative)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/Robert J. Urbanski Robert J. Urbanski, Chairman of the Board	/s/Joseph A. Gorny Joseph A. Gorny, Director
Date: October 11, 2002	Date: October 11, 2002

/s/Joseph F. Nagy Joseph F. Nagy, Director	/s/Leonard J. Dobosiewicz Leonard J. Dobosiewicz, Director
Date: October 11, 2002	Date: October 11, 2002

/s/Richard J. Cullar Richard J. Cullar, Director	/s/Arthur Skale
Arthur Skale, Chief Financial Officer
Date: October 11, 2002	(Principal Financial and Accounting
Officer)
Date: October 11, 2002
/s/Thomas F. Gruber Thomas F. Gruber, President and Chief Executive Officer and Director (Principal Executive Officer)
Date: October 11, 2002

CERTIFICATION

          I, Thomas F. Gruber, certify that:

          1. I have reviewed this annual report on Form 10-KSB of Sobieski Bancorp, Inc.;

          2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

          3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

Date: October 11, 2002              /s/ Thomas F. Gruber__________
                                                   Thomas F. Gruber
                                                   President and Chief Executive Officer

CERTIFICATION

          I, Arthur Skale, certify that:

          I have reviewed this annual report on Form 10-KSB of Sobieski, Inc.;

          2.Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

          3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

Date: October 11, 2002              /s/ Arthur Skale_______________________
                                                   Arthur Skale
                                                   Chief Financial Officer

CERTIFICATION PURSUANT TO SECTION 906 OF THE
SARBANES-OXLEY ACT OF 2002

Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, each of the undersigned hereby certifies in his capacity as an officer of Sobieski Bancorp, Inc. (the "Company") that the Annual Report of the Company on Form 10-KSB for the fiscal year ended June 30, 2002 fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934 and that the information contained in such report fairly presents, in all material respects, the financial condition and results of operations of the Company as of the dates and for the periods presented in the financial statements included in such report.

Date: October 11, 2002              By:   /s/ Thomas F. Gruber___________
                                                            Thomas F. Gruber
                                                            President and Chief
                                                            Executive Officer

Date: October 11, 2002              By:  /s/ Arthur Skale_________________
                                                           Arthur Skale
                                                           Chief Financial Officer

                                                        INDEX TO EXHIBITS

Exhibit
Number
13	Annual Report to Security Holders
21	Subsidiaries of the Registrant
23	Consent of Crowe, Chizek and Company LLP

Exhibit 13

SOBIESKI BANCORP, INC. AND SUBSIDIARY

TABLE OF CONTENTS

MESSAGE TO OUR STOCKHOLDERS 1

CORPORATE PROFILE 3

SELECTED FINANCIAL INFORMATION 4

MANAGEMENT'S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS 6

CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT ACCOUNTANTS 18

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION 19

CONSOLIDATED STATEMENTS OF INCOME 20

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME 21

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY 22

CONSOLIDATED STATEMENTS OF CASH FLOWS 23

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS 25

STOCKHOLDER INFORMATION 53

CORPORATE INFORMATION 54

MESSAGE TO OUR STOCKHOLDERS

On behalf of the directors, officers and staff of Sobieski Bancorp, Inc., and its subsidiary, Sobieski Bank, I want to report to you on the state of our company for the fiscal year ended June 30, 2002.

Fiscal 2002 presented challenges to management and the board that we had not experienced in Sobieski's 109-year history.

The Company incurred a net consolidated loss of $3.41 million, or ($5.33) per diluted share, for the fiscal year ended June 30, 2002, compared with net income of $606,804, or $.94, per diluted share for fiscal 2001. The loss for Fiscal Year 2002 is primarily attributable to unauthorized and fraudulent loan activity and other credit quality concerns attributable to a former loan officer of the Bank.

Despite the Fiscal Year 2002 loss, the Bank remains adequately capitalized within regulatory capital guidelines. Furthermore, the Company's Board of Directors infused $750,000 additional capital into the Bank since the close of the fiscal year that will be reflected in the quarterly financial report for the period ended September 30, 2002.

In May 2002, the Audit Committee of the Board of Directors discovered a series of loans were made by an individual employee of the Bank that were unauthorized, fraudulent or otherwise made without properly following the Bank's lending policies and procedures.

The majority of these loans, totaling approximately $9.6 million, were made to a group of related entities during the Company's 2002 fiscal year. Based on our understanding of the financial condition of the borrowers, management determined that these loans were impaired and primarily collateral dependent.

After extensive review of the unauthorized and fraudulent loan activity and other loans of concern with outside auditors and regulators, the Company recorded increased provisions for loan losses of approximately $7.07 million (net of tax $4.7 million) for the 2002 fiscal year. The Company charged off approximately $4.9 million of these loans during fiscal 2002.

The former employee has pleaded guilty to federal bank fraud, including actions to conceal his activity from the Board and management. A federal investigation continues into suspected fraudulent loan activities by other non-employee participants.

Since the unauthorized loan activity was discovered, management has reviewed and strengthened its internal controls in the reviewing, handling and reporting of loans. A comprehensive internal control audit is being undertaken by an outside contractor to identify possible further changes to minimize the possibility that such breaches could occur in the future.

Sobieski officials are vigorously working with legal counsel, as well as federal regulatory and law enforcement agencies to protect the bank's interests and to pursue all available avenues for collection on the unauthorized loans.

That effort already has started to have positive results. Through the end of September, the Company has obtained and repossessed approximately 51% of the collateral value securing the unauthorized and fraudulent loans and has identified and is pursuing recovery of additional assets.

The Company also anticipates receipt of up to $1.5 million from bond claims stemming from the unauthorized and fraudulent loan activity.

Despite the unfortunate fraudulent loan activity, Sobieski Bank continued to serve an ever-increasing core of customers during the past year. Without the increases in loan loss provisions, the Company would have realized a very positive financial performance for the fiscal year.

Substantial increases were realized in net portfolio loans, non-interest income primarily from gains on sale of loans on the secondary market, net interest income, and deposits.

During the past year, we continued to pay regular dividends that increased from $.08 per share to $$.085 per share during the last quarter of fiscal 2002.

The Sobieski staff and Board of Directors look forward to 2003 with a sense of determined commitment - commitment to build long-term shareholder value through stronger core earnings capacity; commitment to pursue all available avenues for collection on unauthorized loans through recovery and disposition of collateral and bond claims on fraudulent activity; commitment to build an even stronger Company based on our sound strategic plan to provide safe, personal community banking services to families and small businesses in the greater South Bend market.

The Sobieski staff remains dedicated to our customers, to our community and to our shareholders. On behalf of our employees and the Board of Directors, I reiterate our commitment to increase your shareholder value and thank you for your investment in our company.

Sincerely,

Thomas F. Gruber

President and CEO

CORPORATE PROFILE

Business Conducted by Sobieski Bancorp, Inc.

Sobieski Bancorp, Inc. (the "Company" or "Bancorp") is a Delaware corporation that was organized in December 1994. Bancorp, as a unitary savings and loan holding company, generally is not restricted in the types of business activities in which it may engage, provided that its wholly-owned subsidiary, Sobieski Bank ("Sobieski Bank" or the "Bank"), retains a specified amount of its assets in housing-related investments. The holding company structure facilitates diversification into non-banking activities. There are no present plans, however, regarding such activities.

The Company's activities to date have primarily been limited to its investment in Sobieski Bank, the purchase of loans from Sobieski Bank, and a loan to the Company's Employee Stock Ownership Plan (the "ESOP") which enabled the ESOP to purchase shares of stock of the Company in its initial public offering. The loans and transactions bear interest rates and have terms and conditions which prevailed in the market at the time of such transactions.

Business Conducted by Sobieski Bank of South Bend

Sobieski Bank is a federally chartered stock savings and loan association located in South Bend, Indiana, conducting business through three full service offices in South Bend. The Bank was formed in 1893. Its deposits are insured up to the maximum allowable limit by the Federal Deposit Insurance Corporation (the "FDIC") under the Savings Association Insurance Fund (the "SAIF").

Sobieski Bank is a community-oriented financial institution offering selected financial products and services to meet the needs of the communities it serves. The Bank attracts deposits from the general public and uses such deposits, together with other funds, to originate primarily one-to-four family, fixed-rate and adjustable-rate residential mortgage loans for retention in its portfolio. In addition, the Bank originates construction loans, consumer loans and real estate-backed and other secured small business commercial loans. During both fiscal 2002 and 2001, the Bank held participation interests in commercial loans funded primarily by advances from the Federal Home Loan Bank ("FHLB") of Indianapolis.

SELECTED FINANCIAL INFORMATION

The following consolidated financial data does not purport to be complete and is qualified in its entirety by reference to the more detailed financial information contained elsewhere herein. Such consolidated financial data should be read in conjunction with the consolidated financial statements, including notes thereto, included elsewhere in this Annual Report.

At June 30,

2002 2001 2000 1999 1998

(In thousands)

Selected Financial Condition Data:

Total assets $ 138,754 $ 128,417 $ 110,833 $ 103,698 $ 92,497

Loans, net 96,400 88,501 93,281 87,900 76,713

Securities available for sale 19,257 23,536 5,621 3,021 1,094

Securities held to maturity 6,961 4,847 4,757 7,684 9,944

Deposits 91,573 78,995 73,928 64,231 60,517

Federal Home Loan Bank advances 36,000 34,000 21,500 25,250 18,450

Stockholders' equity 9,633 13,067 12,816 12,572 12,864

Year Ended June 30,

2002 2001 2000 1999 1998

(In thousands, except per share data)

Selected Operations Data:

Total interest income $ 8,789 $ 8,492 $ 8,084 $ 7,258 $ 6,476

Total interest expense 5,402 5,398 4,765 4,244 3,610

Net interest income 3,387 3,094 3,319 3,014 2,866

Provision for loan losses 7,071 50 120 70 40

Net interest income (loss) after

provision for loan losses (3,684) 3,044 3,199 2,944 2,826

Total non-interest income 874 443 218 208 145

Total non-interest expense 2,902 2,476 2,301 2,141 2,029

Income (loss) before income taxes (5,712) 1,011 1,116 1,011 942

Income taxes (2,298) 404 449 414 398

Net income (loss) $ (3,414) $ 607 $ 667 $ 597 $ 544

Earnings (loss) per common share:

Basic $ (5.33) $ .94 $ 1.00 $ .86 $ .76

Diluted $ (5.33) $ .94 $ 1.00 $ .85 $ .75

SELECTED FINANCIAL INFORMATION

Year Ended June 30,

2002 2001 2000 1999 1998

Selected Financial Ratios and Other Data:

Performance Ratios:

Return on assets (ratio of net

income (loss) to average total assets) (2.53)% .52% .60% .58% .62%

Return on equity (ratio of net

income (loss) to average equity) (25.73) 4.70 5.25 4.70 4.32

Net interest rate spread 2.36 2.35 2.67 2.62 2.87

Net interest margin (1) 2.65 2.78 3.09 3.08 3.43

Ratio of operating expense to

average total assets 2.15 2.11 2.06 2.10 2.32

Ratio of average interest-earning

assets to average interest-bearing

liabilities 106.93 108.93 109.56 110.72 112.95

Quality Ratios:

Non-performing loans to net

loans at end of period 7.42 1.38 .29 .21 .25

Allowance for loan losses to

non-performing loans at

end of period 34.76 27.86 147.54 170.33 127.66

Allowance for loan losses to

loans receivable, net,

at end of period 2.58 .38 .42 .35 .31

Capital Ratios:

Equity to total assets at end of period 6.94 10.18 11.56 12.12 13.91

Average equity to average assets 9.83 11.02 11.37 12.44 14.39

Other Data:

Number of full-service offices 3 3 3 3 3

(1) Net interest income divided by average interest-earning assets.

Management's Discussion and Analysis of

Financial Condition and Results of Operations

Forward-Looking Statements

When used in this Annual Report, in filings by the Company with the Securities and Exchange Commission, in the Company's press releases or other public shareholder communications, or in oral statements made with the approval of an authorized executive officer, the words or phrases "believe," "will likely result," "expects," "are expected to, " "will continue," "is anticipated," "estimate," "project," "plans" or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. You are cautioned not to place undue reliance on any forward-looking statements, which speak only as of the date made. These statements may relate to the Company's future financial performance, strategic plans or objectives or other financial items. By their nature, these statements are subject to numerous uncertainties that could cause actual results to differ materially from those anticipated in the statements.

Important factors that could cause actual results to differ materially from the results anticipated or projected include, but are not limited to, the following: (1) the credit risks of lending activities, including changes in the level and direction of loan delinquencies and charge-offs; (2) changes in management's estimate of the adequacy of the allowance for loan losses, and requirements by the Bank's primary federal regulator, the Office of Thrift Supervision, that provisions be made for such loans, including possible additional provisions for loan losses necessitated by the unauthorized and fraudulent loans made by a former employee of the Bank as discussed in this Annual Report under "Results of Operations - 2002 Compared with 2001 - Provision for Loan Losses"; (3) competitive pressures among depository institutions; (4) interest rate movements and their impact on customer behavior and the Company's net interest margin; (5) the impact of repricing and competitors' pricing initiatives on loan and deposit products; (6) the Company's ability to adapt successfully to technological changes to meet customers' needs and developments in the marketplace; (7) the Company's ability to access cost-effective funding; (8) changes in financial markets and general economic conditions; (9) new legislation or regulatory changes; and (10) changes in accounting principles, policies or guidelines.

The Company does not undertake any obligation to update any forward-looking statement to reflect circumstances or events that occur after the date on which the forward-looking statement is made.

General

The principal business of the Company consists of attracting deposits from the general public and investing those funds in the origination of one-to-four family residential mortgage loans, consumer loans, construction loans and commercial loans. The Company also invests in mortgage-backed securities, which are insured or guaranteed by federal agencies, investment securities, consisting primarily of obligations of the U.S. Government, municipal securities or U.S. agency obligations, corporate securities, financial institution certificates of deposit insured by the FDIC, and other liquid assets. The Company's profitability depends primarily on its net interest income, which is the difference between interest income earned on its loans, investments and mortgage-backed securities and the interest expense incurred on its deposits, federal funds purchased and FHLB borrowings. Net interest income is affected by rates received on and the amounts of interest-earning assets and the rates paid on and the amounts of interest-bearing liabilities.

The Company's profitability is also affected by its provision for loan losses, non-interest income and non-interest expense. Non-interest income principally consists of fees and service charges, gains or losses on security and loan sales and life insurance proceeds and net lease income. Non-interest expense is principally comprised of operating expenses, including compensation and benefits, federal deposit insurance premiums, advertising and promotion, service bureau data processing, and occupancy and equipment costs. The Company's earnings are also affected significantly by general economic and competitive conditions, particularly changes in general interest rate levels.

Business Strategy

Sobieski Bank has concentrated its lending efforts on the origination of one-to-four family mortgage loans along with home equity loans and mortgage-backed and other secured commercial loans for portfolio retention. During 2001 and 2002, the Bank also sold certain mortgage loans. At June 30, 2002, the ratio of Sobieski Bank's nonperforming loans to net loans was 7.42% and the ratio of its allowance for loan losses to nonperforming loans was 34.76%. At June 30, 2001, these ratios were 1.38% and 27.86%, respectively. The increase in the ratio of nonperforming loans to net loans resulted primarily from certain unauthorized and fraudulent loans made by a former employee of the Bank uncovered by the Bank's Audit Committee in May 2002, as discussed below under "Results of Operations - 2002 Compared with 2001 - Provision for Loan Losses." Historically, the loans originated by Sobieski Bank have been principally fixed-rate, one-to-four family mortgage loans, while its investments in mortgage-backed securities have been principally in adjustable rate products. At June 30, 2002, $73.9 million, or 78.7%, of the Bank's combined single-family mortgage loans, home equity loans and mortgage-backed securities portfolio had fixed rates of interest and $20.0 million, or 21.3%, had adjustable interest rates. The Bank's business strategy emphasizes retail deposits along with FHLB advances as its principal sources of funds.

The Bank's primary objective is to remain an independent, community oriented financial institution serving customers in its primary market area. The Board of Directors has sought to accomplish this objective through the adoption of a strategy designed to maintain profitability, a strong capital position and high asset quality. This strategy has been implemented primarily by (i) emphasizing the origination of one-to-four family residential mortgage lending, home equity lending, consumer and commercial lending, (ii) purchasing participation interests in commercial loans, (iii) maintaining a substantial portfolio of adjustable-rate mortgage-backed securities and short to intermediate term investment securities, (iv) controlling operating expenses and (v) increasing fee income.

Asset/Liability Management

Sobieski Bank, like other financial institutions, is vulnerable to increases in interest rates because interest-bearing liabilities reprice more quickly than interest-earning assets. Historically, Sobieski Bank has invested in fixed-rate, long-term mortgage loans secured by one-to-four family residences and its primary source of funds has been deposits with much shorter terms to maturity. This mismatched position generally produces lower net interest income through compressed interest spreads during periods of rising interest rates and improved net interest income resulting from larger interest spreads during periods of declining interest rates. Accordingly, increases in general market interest rates adversely impact the Bank's interest rate spread and, therefore, have a negative impact on the Company's results of operations and financial condition.

To reduce interest rate risk through asset/liability management, Sobieski Bank has taken steps to mitigate the sensitivity of its interest-earning assets by investing in short to intermediate term investments and adjustable-rate mortgage-backed securities, which, although long-term in nature, adjust periodically in response to changes in general levels of interest rates. Additionally, to decrease interest rate sensitivity, Sobieski Bank originates variable-rate home equity products and adjustable mortgage-backed commercial loans along with purchased participation interests in adjustable rate commercial loans. The funding for these originations and purchases has come primarily from deposits and advances from the FHLB. At June 30, 2002, Sobieski Bank had $65.7 million in long-term fixed-rate loans and $33.2 million in adjustable-rate loans. The Bank's ability to generate adjustable-rate mortgage ("ARM") loans is dependent upon the interest rate environment and customer preferences.

Net Portfolio Analysis

The Office of Thrift Supervision ("OTS") provides a Net Portfolio Value ("NPV") approach to the quantification of interest rate risk. This approach calculates the difference between the present value of expected cash flows from assets and the present value of expected cash flows from liabilities, as well as cash flows from off-balance-sheet contracts.

Presented below, as of June 30, 2002, is an analysis of the Bank's interest rate risk as measured by changes in NPV for instantaneous and sustained parallel shifts in the yield curve, in 100 basis point increments, up 300 and down 100 basis points in accordance with OTS regulations. As illustrated in the table, NPV is more sensitive to rising rates than declining rates. This occurs principally because, as rates rise, the market value of fixed-rate loans decline due to the rate increase. When rates decline, the Bank does not experience as significant a rise in market value for these loans because borrowers prepay at relatively high rates. The following table is based on assets and liabilities of the Bank only.

Change in

Interest Rate Net Portfolio Value

(Basis Points) $ Change % Change

(Dollars in thousands)

+300 $ (3,657) 40%

+200 (2,118) 23

+100 (775) 9

0 - -

- 100 (467) 5

Management reviews the NPV measurements on a quarterly basis. In addition to monitoring selected measures of NPV, management also monitors effects on net interest income resulting from increases or decreases in rates. This measure is used in conjunction with NPV measures to identify excessive interest rate risk.

The change in the Bank's NPV, based on a rise in interest rates of 2%, was a 23% decrease representing a dollar decrease in equity value of approximately $2.1 million at June 30, 2002. In contrast, based on a decline in interest rates of 1% the Bank's NPV was estimated to decrease 5% or approximately $.5 million at June 30, 2002. The most significant factor contributing to its liability sensitive position was the Bank's balance of fixed rate mortgage loans. At June 30, 2002, 66% of the Bank's loan portfolio was comprised of long-term, fixed-rate mortgage loans.

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

Year Ended June 30,

2002 2001 2000

Average Interest Average Interest Average Interest

Outstanding Earned/ Yield/ Outstanding Earned/ Yield/ Outstanding Earned Yield/

Balance Paid Rate Balance Paid Rate Balance Paid Rate

Interest-earning assets:

Loans and loans held for sale (1) $ 97,303 $ 7,292 7.49% $ 90,825 $ 7,186 7.91% $ 93,554 $ 7,244 7.74%

Securities available for sale 23,244 1,175 5.06 14,183 914 6.44 5,096 285 5.60

Securities held to maturity 5,416 202 3.73 4,713 266 5.64 7,160 439 6.12

FHLB stock 1,826 120 6.57 1,537 126 8.20 1,441 116 8.05

Total interest-earning assets (1) 127,789 8,789 6.88 111,258 8,492 7.63 107,251 8,084 7.54

Non interest-earning assets 7,135 5,952 4,572

Total assets $ 134,924 $ 117,210 $ 111,823

Interest-bearing liabilities:

Savings deposits $ 8,465 $ 133 1.57% $ 12,924 $ 295 2.28% $ 13,920 $ 349 2.51%

NOW and MMDA accounts 13,070 224 1.71 6,504 109 1.68 6,116 114 1.86

Certificate accounts 63,696 3,164 4.97 55,870 3,385 6.06 52,174 2,879 5.52

FHLB advances and federal funds purchased 34,279 1,881 5.49 26,842 1,609 5.99 25,680 1,423 5.54

Total interest-bearing liabilities 119,510 5,402 4.52 102,140 5,398 5.28 97,890 4,765 4.87

Non interest-bearing liabilities 2,151 2,154 1,223

Total liabilities 121,661 104,294 99,113

Stockholders' equity 13,263 12,916 12,710

Total liabilities and stockholders' equity $ 134,924 $ 117,210 $ 111,823

Net interest income $ 3,387 $ 3,094 $ 3,319

Net interest rate spread 2.36% 2.35% 2.67%

Net earning assets $ 8,279 $ 9,118 $ 9,361

Net yield on average interest-earning assets 2.65% 2.78% 3.09%

Average interest-earning assets to average

interest-bearing liabilities 106.93% 108.93% 109.56%

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

2002 vs. 2001 2001 vs. 2000

Increase Increase

(Decrease) Total (Decrease) Total

Due to Increase Due to Increase

Volume Rate (Decrease) Volume Rate (Decrease)

Interest-earning assets:

Loans $ 497 $ (391) $ 106 $ (214) $ 156 $ (58)

Securities available for sale 490 (229) 261 580 49 629

Securities held to maturity 36 (100) (64) (140) (33) (173)

FHLB stock 21 (27) (6) 8 2 10

Total interest-earning assets $ 1,044 $ (747) $ 297 $ 234 $ 174 $ 408

Interest-bearing liabilities:

Savings deposits $ (85) $ (77) $ (162) $ (24) $ (30) $ (54)

NOW and MMDA accounts 112 3 115 7 (12) (5)

Certificate accounts 437 (658) (221) 212 294 506

FHLB advances and federal funds purchased 417 (145) 272 66 120 186

Total interest-bearing liabilities $ 881 $ (877) $ 4 261 $ 372 633

Net interest income $ 293 $ (225)

Financial Condition

General

Total assets increased $10.3 million or 8.0%, from $128.4 million at June 30, 2001 to $138.8 million at June 30, 2002. The increase in total assets was primarily the result of increases of $2.3 million in cash and cash equivalents, $7.9 million in net loans and $3.1 million in other assets, offset by decreases in certificates of deposit and securities of $.8 million and $2.2 million. Funding for the asset growth primarily came from $12.6 million of increased deposits and a $2.0 million increase in FHLB advances.

Cash and Cash Equivalents

Cash and cash equivalents, consisting of cash, interest-bearing deposits and federal funds sold increased $2.3 million from $3.7 million at June 30, 2001 to $6.0 million at June 30, 2002 due to normal fluctuations in these accounts.

Securities

Securities available for sale and held to maturity decreased $2.2 million or 7.6% from $28.4 million at June 30, 2001 to $26.2 million at June 30, 2002. This decrease was primarily due to $14.0 million of security purchases, reduced by $.4 million of calls and maturities, principal repayments of $7.0 million and $9.0 million of security sales. At June 30, 2002, the Company had classified approximately $19.3 million or 73% of its securities as available for sale and approximately $7.0 million or 27% of its securities as held to maturity.

Loans, Net

Net loans increased $7.9 million, or 8.9%, from $88.5 million at June 30, 2001 to $96.4 million at June 30, 2002. The increase in net loans was offset by $7.1 million of loan loss provision primarily related to $9.6 million of unauthorized and fraudulent loans made by a former employee and approximately $7.8 million of other loans with credit quality concerns attributable to the actions of the former employee involved in the bank fraud. These issues are discussed below under "Results of Operations - 2002 to 2001 - Provision for Loan Losses". Additionally, $1.1 million of loans were transferred to other assets and real estate owned (see "results of operations -- provision for loan losses"). During the current fiscal year, the Company originated $14.8 million in loans to be sold; for 2001 the Company originated $4.0 million in loans to be sold. Inventory of loans to be sold at June 30, 2002 was $47,000. Both the portfolio loans sold in 2001 and the sales of loans originated for sale in 2002 and 2001 are a part of the Company's interest rate risk management strategy. The Company continues to experience increased demand and expanding market areas for residential mortgages in conjunction with continued origination of home equity and mortgage-backed commercial loans.

Deposits

Deposits increased $12.6 million, or 15.9%, from $79.0 million at June 30, 2001 to $91.6 million at June 30, 2002. The Bank actively continues pursuing a deposit retention and growth program including public fund deposits. The program offers more competitive special short-term and long-term certificates of deposit. Monitoring of local market rates, special certificate offerings and wholesale alternatives will continue to be utilized as management focuses on viable funding sources.

Stockholders' Equity

Stockholders' equity decreased $3.4 million from $13.1 million at June 30, 2001 to $9.6 million at June 30, 2002. The decrease was primarily the result of the net loss of $3.4 million and cash dividends of $209,000 offset by employee benefit plan stock allocation and vesting of $130,000 and $70,000 of other comprehensive income.

Results Of Operations

2002 Compared with 2001

General

Net income decreased $4.0 million from $607,000 for 2001 to a net loss of $3.4 million for 2002. The decrease in net income is due primarily from the increased provision for loan losses of $7.1 million and increased non-interest expense of $426,000 offset by increased net interest income of $294,000, increased non-interest income of $431,000 and tax benefits of $2.7 million.

Net interest income

Net interest income increased $294,000 from $3.1 million for 2001 to $3.4 million for 2002. The increase was primarily due to increased interest income of $297,000 generated by higher average interest-earning assets offset by 75 basis points of lower yield. Funding cost remained level only increasing by $4,000. Net interest spread increased 1 basis point from 2.35% for the year end June 30, 2001 to 2.36% for the year end June 30, 2002.

Interest Income

Interest income increased $297,000 from $8.5 million for 2001 to $8.8 million for 2002. The increase was the result of higher average balances of $6.5 million in loans, $9.8 million of securities and $.3 million of FHLB stock. The increases in net volume added $1.0 million to interest income while yield decreases cost $747,000. The yield on average interest-earning assets decreased 75 basis points, from 7.63% in 2001 to 6.88% in 2002.

Interest Expense

Interest expense remained stable at $5.4 million in 2002 compared to 2001, primarily as a result of $272,000 of additional expense related to FHLB advances and $115,000 of added expense related to NOW and MMDA deposits offset by $162,000 of lower savings deposit expense and $221,000 of lower certificate account expense. The average rate paid for interest-bearing liabilities decreased 76 basis points from 5.28% in 2001 to 4.52% in 2002. The average balance of interest-bearing liabilities for fiscal 2002 was $119.5 million representing an increase of $17.4 million from $102.1 million for fiscal 2001.

Provision for Loan Losses

Management believes the allowance for loan losses accounting policy is critical to the portrayal and understanding of the Company's financial condition and results of operations. As such, selection and application of this "critical accounting policy" involves judgments, estimates, and uncertainties that are susceptible to change. In the event that different assumptions or conditions were to prevail, and depending upon the severity of such changes, the possibility of materially different financial condition or results of operations is a reasonable likelihood.

Management performs periodic evaluations of the adequacy of the allowance. Management determines the need to individually evaluate loans based on known information about the loan, including the financial condition of the borrower and the delinquency status of the loan. Management evaluates such loans using a process that considers specific factors affecting the individual borrower including the financial condition of the borrower and current regional and national economic conditions affecting the borrower, ability of the borrower to repay the loan and the underlying estimated fair value of collateral. All loans that are not individually evaluated are grouped. A percentage allocation requirement is applied based on historical loss factors and current regional and national economic factors. A higher percentage allocation requirement is applied to groups of consumer and commercial loans than to mortgage loans. Historical loss factors exclude the losses incurred during fiscal 2002 on the fraudulent and unauthorized loans that are discussed elsewhere herein. Management at times allocates specific allowance amounts for individual loans; however, the entire allowance is available for any loan charge-off. Charge-offs on specific loans are charged against the allowance for loan losses when uncollectability of the loan is confirmed. Management expects that as loan growth continues and economic and other factors change, the allowance for loan losses may change. In addition, the Banks regulators, as part of the examination process, periodically review the Company's Allowance for Loan Losses. The regulators may require additions to the Allowance for Loan Losses based on their assessment of the information available to them at the time of examination. There is no assurance as to the amount or timing of additional provision that may be required by the regulators.

At June 30, 2002, the allowance for loan losses totaled approximately $2.5 million. During fiscal 2002, a provision for loan losses of $7.1 million was recorded compared to a provision for loan losses of $50,000 for fiscal 2001. Charge-offs during fiscal 2002 totaled approximately $4.9 million, which compares to approximately $105,000 for fiscal 2001. No recoveries were recorded in either year. Of the $7.1 million provision in fiscal 2002, approximately $4.3 million relates to $9.6 million of fraudulent or otherwise unauthorized loans discussed below. Also, as of June 30, 2002, approximately $7.8 million of additional loans, exclusive of the aforementioned unauthorized and fraudulent loans, were classified as impaired because of unauthorized lending activities, credit quality concerns and loan documentation issues, primarily attributable to the actions of the former employee involved in the bank fraud. During fiscal 2002, the Bank has recorded approximately $2.1 million of additional provisions for these loans.

At June 30, 2001, management classified a loan participation interest in the amount of $1.1 million as impaired due to the restructuring of the payments due from the borrower. On August 22, 2001, the borrower filed for Chapter 11 bankruptcy protection. On November 9, 2001, the bankruptcy court ordered surrender of the aircraft securing the loan to the lead lender under the stipulation that the lead lender and the Company enter into a long-term lease agreement for the continued use of this aircraft. At the time of repossession, the Company, based on its lease interest in the estimated cash flows and net realizable residual fair value, charged $74,900 against the allowance for loan losses. At June 30, 2001, management determined that no specific allocation was necessary for this loan. As of June 30, 2002, the lease is current.

In May of 2002, the Bank's Audit Committee identified certain loans that were made by an individual former employee of the Bank that were unauthorized and fraudulently conveyed or otherwise made without properly following the Bank's lending policies and procedures. The majority of these loans, totaling approximately $9.6 million, were made in the Company's fiscal year 2002. Based on an initial review of the documentation supporting these loans, including collateral and borrower financial information, the Company recorded a provision for loan losses of $715,000 for these loans in the third quarter of 2002.

The Bank's further review and investigation of the $9.6 million of loans and other loans, aided by outside contractors and law enforcement agencies, revealed various fraudulent activities and irregularities. Based on management's current understanding of the financial condition of the borrowers, management currently believes that these loans are primarily collateral dependent. Accordingly, in the fourth quarter of 2002, the Company considered all these loans impaired, placed all of these loans on non-accrual and recorded an additional provision for loan losses of approximately $3.6 million for these loans, based on the deficiency of the estimated collateral value as compared to the outstanding balance of these loans and after consulting with the Office of Thrift Supervision, the Bank's primary federal regulator, and the Company's independent accountants on the amount of the provision. In addition, in the fourth quarter of 2002, the Company charged off approximately $3.3 million of these loans. The Office of Thrift Supervision is continuing to review the unauthorized loans matter, and it is possible that they could direct the Bank to classify additional loans. No assurance can be made as to the amount or timing of such additional classification.

As of June 30, 2002, the outstanding balance of these loans totaled approximately $6.3 million. Management has allocated a specific allowance allocation of approximately $1.0 million for these loans. The Company is vigorously working with legal counsel and regulatory and federal authorities to pursue all available avenues for collection. Through mid-September, the Company, aided by federal authorities, has repossessed approximately 51% of this collateral value, is pursuing recovery of substantial additional assets and anticipates bond claims of up to $1.5 million, stemming from the unauthorized and fraudulent loan activity by the former employee. As previously announced by the Company in August of 2002, this former employee pleaded guilty to charges of bank fraud stemming from his involvement in making these loans.

In addition, increased levels of mortgage and non-mortgage consumer and commercial loans during the year have resulted in higher allowance allocations based on the higher outstanding balances, the historical loss experience for non-mortgage consumer and commercial loans and the impact of various economic factors on these loans. These allocations totaled approximately $796,000 at June 30, 2002 as compared to $285,000 for such loans at June 30, 2001.

Noninterest Income

Noninterest income increased $431,000 from $443,000 in 2001 to $874,000 in 2002 resulting from increased fees and service charges of $55,000, loan sales gains of $51,000, investment sales gains of $170,000, non-taxable death benefit insurance proceeds of $99,000 and other income of $50,000 primarily from net lease payments and gain on sale of foreclosed assets.

Noninterest Expense

Noninterest expense increased $426,000 or 17.21% from $2.5 million in 2001 to $2.9 million in 2002. The increased expenditures are the result of: (a) $126,000 of compensation and benefits increases primarily attributable to higher wages and staffing increases, (b) $27,000 of occupancy expenses to improve branch facilities, (c) $16,000 of product and service advertising, (d) $23,000 of additional service bureau expenses in connection with system upgrades and expanded product lines and services (e) $261,000 of other operating expense including legal, audit and other outside services in connection with the $9.6 million irregular loans, offset by: (1) $5,000 of lower equipment and computer maintenance, and (2) $23,000 of reduced Federal Deposit insurance premiums.

Income Taxes

Income tax expense decreased $2.7 million from $404,000 expense in 2001 to $2.3 million benefit in 2002 principally as a result of the pretax loss of $5.7 million. The effective tax rate for 2002 was 40.2% versus 40.0% in 2001.

Liquidity And Capital Resources

The Bank's primary sources of funds consist of deposits, repayment and prepayment of loans and mortgage-backed securities, maturities of securities, FHLB Advances, temporary cash investments, and funds provided by operations. While scheduled loan and mortgage-backed securities repayments and maturities of securities are predictable sources of funds, deposit flows and loan and mortgage-backed securities prepayments are significantly influenced by the general level of interest rates, economic conditions and competition. Sobieski Bank uses its liquidity resources to fund existing and future loan commitments, purchase securities, fund maturing certificates of deposit and other savings deposit withdrawals to invest in other interest-earning assets, maintain liquidity, and meet operating expenses. Management believes that loan and security repayments and other sources of funds will be adequate to meet Sobieski Bank's current liquidity needs.

The Bank is required by the OTS to meet minimum capital adequacy requirements, which include tangible capital, core capital and risk-based capital requirements. The Bank's actual capital as reported to the OTS at June 30, 2002 exceeded all three requirements. The following chart sets forth the actual and required minimum levels of regulatory capital for the Bank under applicable OTS regulations as of June 30, 2002 (dollars in thousands):

Actual Percent Required Percent Excess

Core $ 5,762 4.22% $ 5,461 4.0% $ 301

Tangible 5,762 4.22 2,048 1.5 3,714

Risk-based 6,760 8.63 6,268 8.0 492

The OTS has proposed to increase the minimum required core capital ratio from the current 3% level to a range of 4% to 5% for all but the most highly rated financial institutions. While the OTS has not taken final action on such proposal, it has adopted a prompt corrective action regulation that classifies any savings institution that maintains a core capital ratio of less than 4% (3% in the event the institution was assigned a composite 1 rating in its most recent report of examination) as "undercapitalized". As of June 30, 2002, the Bank met the requirement for a "adequately capitalized" institution. On September 30, 2002, Sobieski Bancorp, Inc. infused into Sobieski Bank $750,000, increasing the Bank's capital position by this amount.

Under OTS regulations, limitations have been imposed on all "capital distributions" by savings institutions, including cash dividends. The regulation establishes a three-tiered system of restrictions, with the greatest flexibility afforded to thrifts which are both well-capitalized and given favorable qualitative examination ratings by the OTS. For example, a thrift which is given one of the two highest examination ratings and has "capital" equal to its fully phased-in regulatory capital requirements (a tier 1 institution) could make capital distributions in any year of 100% of its retained net income for the calendar year-to-date period plus net income for the previous two calendar years (less any dividends previously paid) as long as the thrift would remain "well capitalized", following the proposed distribution. Other thrifts would be subject to more stringent procedural and substantive requirements, the most restrictive being prior OTS approval of any capital distribution. At June 30, 2002, none of the Bank's retained earnings were available for distribution to the Company, without obtaining prior regulatory approval. Thus without such regulatory approval, cash dividends to the Company's shareholders are limited as of June 30, 2002 to funds available at Sobieski Bancorp, Inc. (parent company).

REPORT OF INDEPENDENT ACCOUNTANTS

Stockholders and Board of Directors

Sobieski Bancorp, Inc.

South Bend, Indiana

We have audited the accompanying consolidated statements of financial condition of Sobieski Bancorp, Inc. and Subsidiary as of June 30, 2002 and 2001 and the related consolidated statements of income, comprehensive income, changes in stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Sobieski Bancorp, Inc. and Subsidiary as of June 30, 2002 and 2001 and the results of their operations and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

Crowe, Chizek and Company LLP

South Bend, Indiana

October 9, 2002

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

June 30, 2002 and 2001

2002 2001

ASSETS

Cash and due from banks $ 2,217,805 $ 2,507,386

Interest-bearing deposits in other financial institutions 1,915,394 1,249,409

Federal funds sold 1,900,000 -

Total cash and cash equivalents 6,033,199 3,756,795

Certificates of deposit in other financial institutions 594,000 1,388,000

Securities available for sale 19,257,163 23,536,227

Securities held to maturity (fair value of

$7,057,158 and $4,840,939, respectively) 6,961,341 4,847,290

Loans held for sale, net of valuation allowance of $-0- 46,714 197,700

Loans, net of allowance for loan losses of $2,487,793

in 2002 and $339,900 in 2001 96,399,833 88,500,704

Federal Home Loan Bank stock, at cost 1,875,500 1,775,800

Accrued interest receivable 736,685 739,182

Property and equipment, net 1,876,568 1,825,003

Other assets 4,972,971 1,850,474

Total assets $ 138,753,974 $ 128,417,175

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities

Deposits $ 91,573,090 $ 78,995,030

Federal Home Loan Bank advances 36,000,000 34,000,000

Advances from borrowers for taxes and insurance 304,200 337,959

Accrued interest payable 228,262 1,188,454

Accrued expenses and other liabilities 1,015,692 828,285

Total liabilities 129,121,244 115,349,728

Stockholders' equity

Preferred stock, $.01 par value: 500,000 shares authorized;

none issued - -

Common stock, $.01 par value: 3,500,000 shares authorized;

966,000 shares issued; 671,962 shares outstanding 9,660 9,660

Additional paid-in capital 9,280,419 9,262,652

Retained earnings 4,591,232 8,213,706

Accumulated other comprehensive income (loss) 65,985 (3,366)

Treasury stock, at cost, 294,038 shares (4,032,439) (4,026,100)

Unearned Recognition and Retention Plan (RRP)

shares; 3,322 and 6,573 shares, respectively (46,126) (91,266)

Unallocated Employee Stock Ownership Plan (ESOP)

shares; 23,600 and 29,784 shares, respectively (236,001) (297,839)

Total stockholders' equity 9,632,730 13,067,447

Total liabilities and stockholders' equity $ 138,753,974 $ 128,417,175

CONSOLIDATED STATEMENTS OF INCOME

Years ended June 30, 2002 and 2001

2002 2001

Interest income

Loans $ 7,291,731 $ 7,186,065

Securities - taxable 1,343,722 1,043,572

Securities - tax exempt 43,743 44,008

Interest-bearing deposits 109,629 217,905

Total interest income 8,788,825 8,491,550

Interest expense:

Interest on deposits 3,521,128 3,788,822

Interest on borrowings 1,880,420 1,609,039

Total interest expense 5,401,548 5,397,861

Net interest income 3,387,277 3,093,689

Provision for loan losses 7,071,252 50,000

Net interest income (loss) after provision for loan losses (3,683,975) 3,043,689

Noninterest income

Fees and service charges 309,586 254,631

Gain on sales and calls of securities 173,028 3,125

Gain on sale of loans 242,510 191,348

Gain (loss) on sale of foreclosed assets 18,219 (6,727)

Proceeds from life insurance 99,202 -

Lease income, net 31,313 -

Other income 305 982

Total noninterest income 874,163 443,359

Noninterest expense

Compensation and benefits 1,488,044 1,362,308

Occupancy and equipment 336,200 313,847

Federal deposit insurance premiums 14,947 37,656

Advertising and promotion 71,863 55,842

Service bureau expense 195,648 172,026

Other operating expenses 795,724 534,477

Total noninterest expense 2,902,426 2,476,156

Income (loss) before income taxes (5,712,238) 1,010,892

Income taxes expense (benefit) (2,298,467) 404,088

Net income (loss) $ (3,413,771) $ 606,804

Basic and diluted earnings (loss) per common share $ (5.33) $ .94

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Years ended June 30, 2002 and 2001

2002 2001

Net income (loss) $ (3,413,771) $ 606,804

Other comprehensive income:

Unrealized gains on securities

available for sale arising during the year 285,778 150,890

Reclassification adjustments for gains

included in net income (loss) (173,028) (3,125)

Tax effects (43,399) (50,387)

Total other comprehensive income 69,351 97,378

Comprehensive income (loss) $ (3,344,420) $ 704,182

Balance, July 1, 2000 $ 9,660 $ 9,252,680 $ 7,812,384 $ (100,744) $ (3,621,842) $ (173,438) $ (363,093) $ 12,815,607

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

Balance, June 30, 2001 9,660 9,262,652 8,213,706 (3,366) (4,026,100) (91,266) (297,839) 13,067,447

Net loss - - (3,413,771) - - - - (3,413,771)

Cash dividends declared

($.325 per share) - - (208,703) - - - - (208,703)

6,184 common shares committed to be

released under the ESOP - 23,481 - - - - 61,838 85,319

3,251 shares issued to vested RRP

participants - (582) - - - 45,140 - 44,558

Proceeds from issuance of 4,830 shares of

treasury stock due to stock option

exercises - (5,132) - - 66,135 - - 61,003

Purchase of treasury stock, 4,830

shares - - - - (72,474) - - (72,474)

Net unrealized appreciation of

available for sale securities - - - 69,351 - - - 69,351

Balance, June 30, 2002 $ 9,660 $ 9,280,419 $ 4,591,232 $ 65,985 $ (4,032,439) $ (46,126) $ (236,001) $ 9,632,730

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years ended June 30, 2002 and 2001

2002 2001

Cash flows from operating activities

Net income (loss) $ (3,413,771) $ 606,804

Adjustments to reconcile net income (loss) to net

cash from operating activities

Depreciation 119,028 111,772

Provision for loan losses 7,071,252 50,000

(Gain) loss on sales of foreclosed assets, net (18,219) 6,727

Gain on sales and calls of securities (173,028) (3,125)

Gain on sales of loans (242,510) (191,348)

Deferred income taxes (998,477) (29,491)

Release of Employee Stock Ownership Plan shares 85,319 80,315

Vesting of Recognition and Retention Plan shares 26,042 55,058

Write down of other assets 97,354 -

Amortization of premiums and accretion of

discounts, net 126,101 85,784

Proceeds from sales of loans held for sale 15,157,419 3,979,963

Loans originated for sale (14,763,923) (4,037,921)

Net change in

Accrued interest receivable 2,497 (149,984)

Other assets (2,274,798) (378,382)

Accrued interest payable (960,192) 800,100

Accrued expenses and other liabilities 205,923 386,635

Net cash from operating activities 46,017 1,372,907

Cash flows from investing activities

Net change in certificates of deposit 794,000 (1,388,000)

Proceeds from calls and maturities of securities 400,000 3,003,125

Proceeds from sales of securities 8,951,159 -

Purchase of securities (14,021,835) (23,297,919)

Principal reductions of securities 6,995,366 2,354,013

Net change in loans (16,092,329) (3,703,791)

Proceeds from sale of foreclosed assets 1,150,192 48,219

Proceeds from sales of loans - 7,416,366

Purchase of property and equipment, net (170,593) (67,973)

Purchase of Federal Home Loan Bank stock (99,700) (276,000)

Net cash from investing activities (12,093,740) (15,911,960)

Cash flows from financing activities

Net change in deposits 12,578,060 5,066,863

Net change in advances from borrowers for

taxes and insurance (33,759) 665

Net change in federal funds purchased - (1,400,000)

Advances from Federal Home Loan Bank 13,000,000 19,000,000

Repayment of Federal Home Loan Bank advances (11,000,000) (6,500,000)

Proceeds from exercise of stock options 61,003 -

Purchase of treasury stock (72,474) (404,258)

Cash dividends paid (208,703) (205,482)

Net cash from financing activities 14,324,127 15,557,788

Net change in cash and cash equivalents 2,276,404 1,018,735

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years ended June 30, 2002 and 2001

Cash and cash equivalents at beginning of year 3,756,795 2378,060

Cash and cash equivalents at end of year $ 6,033,199 $ 3,756,795

Supplemental disclosures of cash flow information

Cash paid for:

Interest $ 6,361,740 $ 4,597,761

Income taxes 509,000 424,000

Transfer of:

Loans to real estate owned $ 99,735 $ 84,100

Loans to other assets 1,022,213 984,892

NOTE 1 - ORGANIZATION AND ACCOUNTING POLICIES

The following is a summary of the significant accounting policies followed in the preparation of the consolidated financial statements of Sobieski Bancorp, Inc. ("Sobieski") and its subsidiary (collectively referred to as the "Company"), Sobieski Bank (the "Bank").

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

Organization: The Bank is a federally chartered stock savings and loan association and as a member of the Federal Home Loan Bank System ("FHLB") is required to maintain an investment in the capital stock of the FHLB equal to at least 5% of outstanding advances. As of June 30, 2002 and 2001, the Bank was in compliance with this requirement.

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

Loans: Loans that management has the positive intent and ability to hold for the foreseeable future or until maturity or payoff are reported at the principal balance outstanding, net of unearned interest, deferred loan fees and costs, and an allowance for loan losses. Interest income is reported on the interest method and includes amortization of net deferred loan fees and costs over the loan term. A majority of the Company's loan activity is with customers located in St. Joseph County in Northern Indiana with a concentration in single-family residential lending. Single-family residential loans comprise approximately 70% of the net loan portfolio as of June 30, 2002.

Most loans are collateralized by real estate. The loans are expected to be repaid from cash flow or proceeds from the sale of selected assets of the borrowers. The Company's policy for requiring collateral is dependent upon management's credit evaluation of the borrower.

Interest income is not reported when full loan repayment is in doubt, typically when payments are past due over 90 days, unless the loan is both well secured and in the process of collection. Payments received on such loans are reported as principal reductions.

Loans Held for Sale: The company originates loans for sale in the secondary market. Loans held for sale are carried at the lower of cost or market in the aggregate with adjustments for unrealized losses recorded in a valuation account by a charge against current earnings. Sales in the secondary market are recognized when full acceptance and funding has been received. Gains and losses on the sale of loans are determined by the sum of the sales price, net deferred fees and costs and related servicing asset offset by the carrying basis of the loans sold.

Servicing rights on originated loans sold with servicing retained are recorded as assets. Servicing assets are expensed in proportion to and over the period of estimated servicing revenue. Servicing asset impairment is evaluated on the basis of pricing of similar assets or discounted cash flows using market rates. At June 30, 2002 and 2001, servicing assets totaled approximately $237,000 and $151,000.

NOTE 1 - ORGANIZATION AND ACCOUNTING POLICIES (Continued)

Allowance for Loan Losses: The allowance for loan losses is a valuation allowance for probable incurred credit losses and is established through periodic provisions for loan losses charged to current earnings based on management's evaluation of the risks inherent in the Bank's loan portfolio and changes in the nature and volume of its loan activity, including those loans which are specifically monitored by management. Estimating the risk of loss and the amount of loss on any loan is necessarily subjective and includes review when management determines that full collectability of a loan may not be reasonably assured. In establishing an allowance, reviews of an individual loan include among other risk factors, the classification of the loan, the estimated fair value of the underlying collateral and the discounted present value of expected future cash flows.

Management performs periodic evaluations of the adequacy of the allowance. Management determines the need to individually evaluate loans based on known information about the credit, including the financial condition of the borrower and the delinquency status of the loan. Management evaluates such loans using a process that considers specific factors affecting the individual borrower including the financial condition of the borrower and current regional and national economic conditions affecting the borrower, ability of the borrower to repay the loan and the underlying estimated fair value of collateral. All loans that are not individually evaluated are grouped. A percentage allocation requirement is applied based on historical loss factors and current regional and national economic factors. A higher percentage allocation requirement is applied to groups of consumer and commercial loans than to mortgage loans. Historical loss factors exclude the losses incurred during 2002 on the fraudulent loans that are discussed later. Management at times allocates specific allowance amounts for individual loans; however, the entire allowance is available for any loan charge-off. Charge-offs on specific loans are charged against the allowance for loan losses when uncollectability of the loan is confirmed.

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

Property and Equipment: Land is carried at cost. Property and equipment are carried at cost less accumulated depreciation and amortization. Depreciation and amortization are determined using the straight-line method based on the estimated useful lives of the applicable assets which range from 3 to 39 years. These assets are reviewed for impairment when events indicate that their carrying value may not be recoverable from future undiscounted cash flows. Repairs and minor alterations are charged to expense. Major improvements are capitalized.

NOTE 1 - ORGANIZATION AND ACCOUNTING POLICIES (Continued)

Foreclosed Assets: Real estate and other foreclosed properties acquired through, or in lieu of, loan foreclosure are initially recorded at the lower of carrying amount or fair value less cost to sell at the date of foreclosure, establishing a new cost basis. Any reduction to fair value less the cost to sell from the carrying value of the related loan at the time of acquisition is accounted for as a loan loss and charged against the allowance for loan losses. Subsequent valuations are performed by management and valuation allowances are adjusted through a charge to income for changes in fair value or estimated selling costs to reflect the lower of the current basis or the current fair value less cost to sell.

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

Earnings (loss) Per Share: Basic earnings (loss) per common share is based on net income (loss) divided by the weighted average number of common shares outstanding during the period. ESOP shares are considered outstanding for basic earnings (loss) per common share calculations as they are committed to be released; unearned shares are not considered outstanding. RRP shares are considered outstanding for basic earnings (loss) per common share as they become vested. Diluted earnings (loss) per common share includes the dilutive effect of additional potential common shares issuable under stock option plans and nonvested shares issued under the RRP. Earnings (loss) and dividends per common shares are restated for all stock splits and dividends.

Comprehensive Income (Loss): Comprehensive income (loss) consists of net income (loss) and other comprehensive income (loss). Other comprehensive income (loss) includes the net changes in net unrealized gains and losses on securities available for sale, net of tax, which is also recognized as a separate component of stockholders' equity.

Stock Compensation: Expense for employee compensation under stock option plans is based on Accounting Principles Board ("APB") Opinion 25, with expense reported only if options are granted below market price at grant date. Disclosures of net income (loss) and earnings (loss) per share are provided as if the fair value method of Statement of Financial Accounting Standards (SFAS) No. 123 were used for stock-based compensation.

NOTE 1 - ORGANIZATION AND ACCOUNTING PRINCIPLES (Continued)

Employee Stock Ownership Plan: The Company accounts for its employee stock ownership plan (ESOP) in accordance with AICPA Statement of Position (SOP) 93-6. Under SOP 93-6, the cost of shares issued to the ESOP, but not yet allocated to participants, is presented in the consolidated statements of financial condition as a reduction of stockholders' equity. Compensation expense is recorded based on the market price of the shares as they are committed to be released for allocation to participant accounts. The difference between the market price and the cost of shares committed to be released is recorded as an adjustment to additional paid-in capital. Dividends on allocated ESOP shares reduce retained earnings; dividends on unearned ESOP shares maybe used to reduce debt and accrued interest accumulating in an interest earning account.

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

Loss Contingencies: Loss contingencies, including claims and legal actions arising in the ordinary course of business, are recorded as liabilities when the likelihood of loss is probable and an amount or range of loss can be reasonably estimated. Management does not believe there are now such matters that will have a material effect on the consolidated financial statements at June 30, 2002 and 2001.

Derivatives: All derivative instruments are recorded at their fair values. If derivative instruments are designated as hedges of fair values, both the change in the fair value of the hedge and the hedged item are included in current earnings. Fair value adjustments related to cash flow hedges are recorded in other comprehensive income and reclassified to earnings when the hedged transactions are reflected in earnings. Ineffective portions of hedges are reflected in income currently.

NOTE 2 - EARNINGS (LOSS) PER SHARE

A reconciliation of the numerators and denominators used in the computation of the basic earnings (loss) per common share and diluted earnings (loss) per common share is presented below:

Year ended June 30,

Basic earnings (loss) per common share 2002 2001

Numerator

Net income (loss) $ (3,413,771) $ 606,804

Denominator

Weighted average common shares outstanding 671,962 686,932

Less: Average unallocated ESOP shares (26,692) (33,047)

Less: Average non-vested RRP shares (4,350) (8,462)

Weighted average common shares outstanding

for basic earnings (loss) per common share 640,920 645,423

Basic earnings (loss) per common share $ (5.33) $ .94

Diluted earnings (loss) per common share

Numerator

Net income (loss) $ (3,413,771) $ 606,804

Denominator

Weighted average common shares outstanding

for basic earnings (loss) per common share 640,920 645,423

Add: Dilutive effects of assumed exercises

of stock options - 1,723

Add: Dilutive effects of average non-vested RRP

shares - 161

Weighted average common shares and

dilutive potential common shares outstanding 640,920 647,307

Diluted earnings (loss) per common share $ (5.33) $ .94

At June 30, 2002 and 2001, stock options not considered in computing diluted earnings per share because they were antidilutive totaled 76,500 and 68,130 and non-vested RRP shares not considered in computing diluted earnings per share because they were antidilutive totaled 3,322 and 3,973.

NOTE 3 - SECURITIES

The amortized cost and estimated fair value of securities at June 30, 2002 are as follows:

Available For Sale

Gross Gross

Unrealized Unrealized

Amortized Holding Holding Estimated

Cost Gains Losses Fair Value

U.S. Government and agency securities $ 501,434 $ 491 $ - $ 501,925

Mortgage-backed securities 2,832,103 58,709 (6,199) 2,884,613

Collateralized mortgage obligations 13,765,309 90,083 (21,095) 13,834,297

Corporate obligations 2,001,966 21,464 (11,985) 2,011,445

Marketable equity securities 24,883 - - 24,883

$ 19,125,695 $ 170,747 $ (39,279) $ 19,257,163

Held To Maturity

Gross Gross

Unrealized Unrealized

Amortized Holding Holding Estimated

Cost Gains Losses Fair Value

U.S. Government and agency securities $ 1,495,844 $ 24,706 $ (8,003) $ 1,512,547

Municipal securities 998,228 45,706 - 1,043,934

Mortgage-backed securities 3,539,834 41,758 (8,486) 3,573,106

Collateralized mortgage obligations 927,435 136 - 927,571

$ 6,961,341 $ 112,306 $ (16,489) $ 7,057,158

NOTE 3 - SECURITIES (Continued)

The amortized cost and estimated fair value of securities at June 30, 2002, by contractual maturity, are shown in the following table. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

Available For Sale Held To Maturity

Amortized Estimated Amortized Estimated

Cost Fair Value Cost Fair Value

Due within one year $ 999,996 $ 988,010 $ - $ -

Due after one year through five years 1,001,971 1,023,435 1,112,893 1,160,289

Due after five years through ten years 501,433 501,925 252,564 261,165

Due after ten years - - 1,128,615 1,135,027

Mortgage-backed securities and

collateralized mortgage obligations 16,597,412 16,718,910 4,467,269 4,500,677

Marketable equity securities 24,883 24,883 - -

$ 19,125,695 $ 19,257,163 $ 6,961,341 $ 7,057,158

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

$ 23,514,354 $ 134,703 $ (112,830) $ 23,536,227

NOTE 3 - SECURITIES (Continued)

Held To Maturity

Gross Gross

Unrealized Unrealized

Amortized Holding Holding Estimated

Cost Gains Losses Fair Value

U.S. Government and agency securities $ 2,300,706 $ 8,125 $ (31,526) $ 2,277,305

Municipal securities 1,001,050 31,048 - 1,032,098

Mortgage-backed securities 1,545,534 5,689 (19,687) 1,531,536

$ 4,847,290 $ 44,862 $ (51,213) $ 4,840,939

Sales and calls of securities were as follows:

2002 2001

Proceeds for sales of securities available for sale $ 8,951,159 $ -

Proceeds from calls of securities - 3,003,125

Gross gains 173,028 3,125

Gross losses - -

There were no sales of securities held to maturity during 2002 and 2001.

The mortgage-backed securities and collateralized mortgage obligations held by Sobieski consist primarily of FNMA, GNMA, SBA and FHLMC pass-through certificates which are issued by each of the respective agency programs, as sponsored by the United States Government.

NOTE 4 - LOANS, NET

Loans consist of the following:

June 30,

2002 2001

Mortgage loans:

Secured by one-to-four family properties $ 68,341,907 $ 62,282,662

Commercial and other properties 11,624,045 7,840,026

79,965,952 70,122,688

Commercial loans:

Commercial loans 5,975,781 8,753,541

Commercial loans - participations 2,624,241 3,300,396

8,600,022 12,053,937

Consumer loans:

Home equity 4,365,126 3,932,981

Other 5,956,526 2,730,998

10,321,652 6,663,979

98,887,626 88,840,604

Less: allowance for loan losses (2,487,793) (339,900)

$ 96,399,833 $ 88,500,704

Certain directors and executive officers of the Company and the Bank, including their associates and companies in which they are principal owners, were loan customers. The following is a summary of loans exceeding $60,000 in the aggregate to these individuals and their associates.

2002 2001

Balance at July 1 $ 1,019,309 $ 818,927

New loans 488,574 590,151

Repayments (250,273) (432,795)

Other changes, net (22,815) 43,026

Balance at June 30 $ 1,234,795 $ 1,019,309

During 2001, the Company sold certain loans with a principal balance of $7,364,760 out of portfolio on the secondary market as part of an overall asset/liability management strategy. Proceeds from the sale of such loans were $7,416,366. There were no such sales of loans out of portfolio in 2002.

NOTE 4 - LOANS, NET (Continued)

The following is a summary of activity in the allowance for loan losses:

Years Ended June 30,

2002 2001

Balance, beginning of year $ 339,900 $ 395,000

Provision charged to expense 7,071,252 50,000

Gross charge-offs (4,923,359) (105,100)

Balance, end of year $ 2,487,793 $ 339,900

Nonaccrual loans totaled approximately $7,157,000 and $123,000 at June 30, 2002 and 2001.

Information regarding impaired loans follows:

2002 2001

Year end loans with no allowance for

loan losses allocated $ - $ 1,097,113

Year end loans with allowance for

loan losses allocated 13,516,421 123,125

Total impaired loans $ 13,516,421 $ 1,220,238

Amount of allowance allocated to these loans $ 1,691,581 $ 12,312

Average balance of impaired loans during the year 2,180,600 560,687

Cash basis interest income recognized during impairment - -

Interest income recognized during impairment - -

At June 30, 2001, management classified a loan participation interest in the amount of $1,097,113 as impaired due to the restructuring of the payments due from the borrower. On August 22, 2001, the borrower filed for Chapter 11 bankruptcy protection. On November 9, 2001, the bankruptcy court ordered surrender of the aircraft securing the loan to the lead lender under the stipulation that the lead lender and the Company enter into a long-term lease agreement for the continued use of this aircraft. At the time of repossession, the Company, based on its lease interest in the estimated cash flows and net realizable residual fair value, charged $74,900 against the allowance for loan losses. As of June 30, 2002, the lease is current.

NOTE 4 - LOANS, NET (Continued)

In May of 2002, the Bank's Audit Committee identified certain loans that were made by an individual former employee of the Bank that were unauthorized and fraudulently conveyed or otherwise made without properly following the Bank's lending policies and procedures. The majority of these loans, totaling approximately $9.6 million, were made in the Company's fiscal year 2002. Based on an initial review of the documentation supporting these loans, including collateral and borrower financial information, the Company recorded a provision for loan losses of $715,000 for these loans in the third quarter of 2002.

The Bank's further review and investigation of these and other loans, aided by outside contractors and law enforcement agencies, revealed various fraudulent activities and irregularities. Based on management's current understanding of the financial condition of the borrowers, management currently believes that these loans are primarily collateral dependent. Accordingly, in the fourth quarter of 2002, the Company considered all these loans impaired, placed all of these loans on non-accrual and recorded an additional provision for loan losses of approximately $3.6 million for these loans, based on the deficiency of the estimated collateral value as compared to the outstanding balance of these loans. In addition, in the fourth quarter of 2002, the Company charged off approximately $3.3 million of these loans.

As of June 30, 2002, the outstanding balance of these loans totaled approximately $6.3 million. Management has allocated a specific allowance allocation of approximately $1.0 million for these loans. The Company is vigorously working with legal counsel and regulatory and federal authorities to pursue all available avenues for collection. Through mid-September, the Company, aided by federal authorities, has repossessed approximately 51% of this collateral value, is pursuing recovery of substantial additional assets and anticipates bond claims of up to $1.5 million, stemming from the unauthorized and fraudulent loan activity by the former employee. As previously announced by the Company in August of 2002, this former employee pleaded guilty to charges of bank fraud stemming from his involvement in making these loans.

Also, as of June 30, 2002, approximately $7.8 million of additional loans, exclusive of the aforementioned unauthorized and fraudulent loans, were classified as impaired because of unauthorized lending activities, credit quality concerns and loan documentation issues, primarily attributable to the actions of the former employee involved in the bank fraud. The bank has recorded approximately $2.1 million of additional provisions for these loans.

NOTE 5 - PROPERTY AND EQUIPMENT

Property and equipment and related accumulated depreciation and amortization consisted of the following:

June 30,

2002 2001

Land $ 121,787 $ 121,787

Office buildings 1,710,133 1,710,133

Leasehold improvements 70,731 71,481

Furniture and equipment 855,371 766,407

2,758,022 2,669,808

Less: Accumulated depreciation and amortization (881,454) (844,805)

Property and equipment, net $ 1,876,568 $ 1,825,003

NOTE 6 - DEPOSITS

Deposits consisted of the following:

June 30,

2002 2001

Percent Percent

Amount of Total Amount of Total

NOW and money market accounts $ 9,805,818 10.7% $ 6,237,914 7.9%

Passbook accounts 13,511,129 14.8 12,573,460 15.9

Certificates of deposit and

IRA accounts 68,256,143 74.5 60,183,656 76.2

Total $ 91,573,090 100.0% $ 78,995,030 100.0%

The aggregate amount of certificates of deposit and IRA accounts with a minimum denomination of $100,000 was approximately $24,957,000 and $20,269,000 at June 30, 2002 and 2001, respectively.

NOTE 6 - DEPOSITS (Continued)

At June 30, 2002, scheduled maturities of certificates of deposit and IRA accounts for the years ending June 30, are as follows:

2003 $ 40,983,172

2004 9,874,640

2005 15,188,764

2006 2,142,300

2007 67,267

Totals $ 68,256,143

NOTE 7 - FEDERAL HOME LOAN BANK ADVANCES

At June 30, 2002, outstanding Federal Home Loan Bank advances consisted of fixed rate advances totaling $16,000,000 with interest rates ranging from 3.4% to 7.3% and variable rate advances totaling $20,000,000 with interest rates ranging from 4.9% to 6.7%. Maturity dates range from 2004 to 2010. At June 30, 2001, outstanding Federal Home Loan Bank advances consisted of fixed and variable rate advances aggregating $34,000,000 with interest rates ranging from 4.0% to 7.3% and maturity dates ranging from 2001 to 2010.

The advances are required to be repaid in the years ending June 30, as follows:

2003 $ -

2004 2,000,000

2005 3,000,000

2006 3,000,000

2007 4,000,000

Thereafter 24,000,000

$ 36,000,000

The advances are collateralized by all qualifying mortgage loans totaling approximately $55,664,000 at June 30, 2002.

NOTE 8 - INCOME TAXES

Income taxes consist of the following:

Years Ended June 30,

2002 2001

Current:

Federal $ (1,299,990) $ 357,543

State - 76,036

(1,299,990) 433,579

Deferred (998,477) (29,491)

Total expense (benefit) $ (2,298,467) $ 404,088

The provision for income taxes differs from the expected amounts (computed by applying the federal statutory corporate income tax rate of 34% to income before income taxes) as follows:

Years Ended June 30,

2002 2001

Computed statutory tax provision $ (1,942,161) $ 343,703

State income taxes, net of federal

income tax benefit (319,024) 61,300

Non-deductible portion of ESOP contributions 7,984 5,100

Tax-exempt interest (12,041) (12,000)

Tax-exempt insurance benefit (33,488) -

Other, net 263 5,985

$ (2,298,467) $ 404,088

Effective tax rate 40.2% 40.0%

NOTE 8 - INCOME TAXES (Continued)

The components of the net deferred tax asset at June 30, 2002 and 2001 were as follows:

June 30,

2002 2001

Deferred tax asset (liabilities):

Other asset write downs $ 37,764 $ -

Deferred loan costs (5,942) (10,719)

State tax NOL carryforward, net of federal effect 170,483 -

Allowance for loan losses 911,072 134,634

Tax bad debt deductions - (16,867)

Depreciation and amortization 11,934 7,178

Net unrealized (appreciation)/depreciation

of available for sale securities (52,074) (8,675)

Originated mortgage servicing rights (94,916) (56,702)

Deferred income 1,964 2,105

Accrued benefits 79,069 56,989

Other, net 10,334 6,667

Net deferred tax asset $ 1,069,688 $ 114,610

Federal income tax laws provided savings associations with additional bad debt deductions through 1987, totaling $875,000 for the Bank. Accounting standards do not require a deferred tax liability to be recorded on this amount, which liability otherwise would total $298,500 at June 30, 2002 and 2001. If the Bank were liquidated or otherwise ceased to be a savings association or if tax laws were to change, the $298,500 would be recorded as expense.

NOTE 9 - BENEFIT PLANS

Defined Contribution Plan:

The Company has a defined contribution retirement plan under Section 401(k) of the Internal Revenue Code. Substantially all employees of the Company are eligible to participate in the plan. Under the plan, the Company matches a percentage of participating employee contributions and may also provide an additional annual discretionary contribution. Plan expense for the years ended June 30, 2002 and 2001 was $8,113 and $8,415.

Employee Stock Ownership Plan:

The Company has an ESOP for the benefit of employees who meet certain eligibility requirements including having completed 1,000 hours of credited service within a twelve-month period. The ESOP trust acquired 77,280 shares of Sobieski's common stock with proceeds from a loan from Sobieski. The Bank makes cash contributions to the ESOP on a semi-annual basis in amounts sufficient to enable the ESOP trustee to make its required debt service payments to Sobieski.

The promissory note payable to Sobieski by the ESOP bears interest at 7.78% with interest and principal payments due in twenty-four (24) consecutive semi-annual installments on the last day of June and December continuing until December 31, 2006. The note is collateralized by the unallocated shares of the Company's common stock held by the ESOP.

As the ESOP promissory note is repaid, shares of the Company's common stock are released from collateral and allocated to qualified ESOP participants based on the proportion of debt service paid during the period to total debt service. Sobieski accounts for the ESOP in accordance with AICPA Statement of Position 93-6. Accordingly, the unallocated shares pledged as collateral are reported as a reduction of stockholders' equity in the consolidated statements of financial condition. As shares are committed for release from collateral, the Company records expense equal to the average market value of the released shares, and the released shares become outstanding for earnings per common share computations. ESOP expense was $85,319 and $80,315 for the years ended June 30, 2002 and 2001. During 2001, participants withdrew 3,206 allocated shares from the plan. No shares were withdrawn from the plan during 2002.

NOTE 9 - BENEFIT PLANS (Continued)

Following is a summary of shares held by the ESOP trust as of June 30, 2002 and 2001:

2002 2001

Allocated shares 50,474 44,290

Unallocated shares 23,600 29,784

Total ESOP shares 74,074 74,074

Fair value of unallocated shares at year end $ 318,364 $ 394,638

Supplemental Retirement Plans:

Effective July 1, 1998, the Company established supplemental retirement plans for its directors and certain of its officers. These plans generally provide for the payment of supplemental retirement benefits over a period of ten (10) years, beginning with the later of (a) the officer's or director's attainment of a specified retirement age; or (b) upon termination of the officer's employment or the director's termination as a member of the Board of Directors subject to certain vesting conditions with payments to be made at the specified retirement age. The Company has established a liability in the amount of the present value of vested officer and director benefits under these plans. The Company also maintains life insurance contracts on the officers and directors. Net compensation expense associated with these supplemental retirement plans aggregated $38,784 and $37,726 for the years ended June 30, 2002 and 2001.

Recognition and Retention Plan (RRP):

Under the RRP, an aggregate of 38,640 shares of Sobieski's common stock have been reserved for awarding to directors, officers and employees. Awards of common stock granted under the RRP vest in five equal annual installments beginning on the first anniversary of the date of award and are subject to forfeiture in the event the recipient terminates employment with the Company for any reason other than death or disability. RRP shares become free of all restrictions and are distributed to recipients on the date on which they vest. As of June 30, 2002 and 2001, an aggregate of 29,602 shares of Sobieski's common stock, with a market value of $364,332 at the respective dates of grant, have been awarded under the RRP. Expense recognized for the years ended June 30, 2002 and 2001 related to the award of RRP shares was $26,042 and $55,058.

NOTE 9 - BENEFIT PLANS (Continued)

Stock Option Plan:

Pursuant to the Stock Option Plan, an aggregate of 96,600 shares of Sobieski's common stock have been reserved for the granting of stock options and Stock Appreciation Rights (SARs) to the Company's directors, officers and employees. Incentive and non-qualified stock options may be granted under the Stock Option Plan at exercise prices of not less than the fair market value of Sobieski's common stock at the date of grant, become exercisable at the rate of 20% per year commencing on the first anniversary of the date of grant and have terms not exceeding ten years. At June 30, 2002 and 2001, no SARs had been granted.

The following is a summary of the activity with respect to the Stock Option Plan for the two years ended June 30, 2002.

Weighted-Average

Number of Exercise Price

Shares Per Share

Outstanding, July 1, 2000 80,130 $ 13.30

Granted 7,500 10.63

Outstanding, June 30, 2001 87,630 13.07

Forfeited (6,300) 11.15

Exercised (4,830) 12.63

Outstanding, June 30, 2002 76,500 13.39

NOTE 9 - BENEFIT PLANS (Continued)

Options outstanding and exercisable at June 30, 2002 were as follows:

Outstanding Exercisable

Weighted

Average Weighted Weighted

Remaining Average Average

Contractual Exercise Fair Value

Exercise Price Number Life Number Price of Grants

$ 10.625 4,500 8.01 900 $ 10.625 $ 2.80

11.625 8,700 7.33 3,480 11.625 2.07

12.500 19,320 4.18 19,320 12.500 3.81

12.625 27,650 3.32 27,650 12.625 3.58

13.125 4,830 6.56 2,898 13.125 3.70

18.125 7,500 5.33 6,000 18.125 5.43

21.250 4,000 5.73 3,200 21.250 6.18

76,500 4.80 63,448 $ 13.482

The fair value of each option grant is estimated on the date of grant using the Black-Scholes Option-Pricing Model. The following assumptions were used in the calculation of the fair value for options granted in the last two years.

Risk free interest rate: 6.25% Expected stock price volatility rate: 21.30%

Expected option life: 7 years Expected dividends: 2.84%

Pro forma net income (loss) and earnings (loss) per share, reported as if compensation expense had been recognized under the fair value provisions of SFAS No. 123, were as follows for the years ended June 30:

2002 2001

Net income (loss) as reported $ (3,413,771) $ 606,804

Pro forma net income (loss) (3,449,849) 562,847

Basic and diluted earnings (loss)

per share as reported (5.33) .94

Pro forma basic and diluted earnings (loss)

per share (5.38) .87

NOTE 10 - REGULATORY MATTERS

The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the Company's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

As of June 30, 2002, the Bank was categorized as adequately capitalized under the regulatory framework for prompt corrective action. To be categorized as adequately capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios.

The following are details of the Bank's regulatory capital position and the related capital requirements. The Company's consolidated amounts and ratios are not considered significant for this presentation.

To Be Well

Capitalized Under

For Capital Prompt Corrective

Actual Adequacy Purposes Action Provisions

Amount Ratio Amount Ratio Amount Ratio

(Dollars in Thousands)

As of June 30, 2002

Risk-Based Capital

(to Risk-Weighted Assets) $ 6,760 8.63% $ 6,268 8.0% $ 7,835 10.0%

Tier I Capital

(to Risk-Weighted Assets) 5,762 7.35 3,134 4.0 4,701 6.0

Tier I Capital

(to Adjusted Assets) 5,762 4.22 5,461 4.0 6,858 5.0

Tier I Capital

(to Tangible Assets) 5,762 4.22 4,096 3.0 N/A N/A

As of June 30, 2001

Risk-Based Capital

(to Risk-Weighted Assets) $ 10,500 15.52% $ 5,412 8.0% $ 6,765 10.0%

Tier I Capital

(to Risk-Weighted Assets) 10,160 15.02 2,708 4.0 4,059 6.0

Tier I Capital

(to Adjusted Assets) 10,160 8.04 5,053 4.0 6,317 5.0

Tier I Capital

(to Tangible Assets) 10,160 8.04 3,790 3.0 N/A N/A

NOTE 10 - REGULATORY MATTERS (Continued)

The Qualified Thrift Lender (QTL) test requires that approximately 65% of assets be maintained in housing-related finance and other specified areas. If the QTL test is not met, limits are placed on growth, branching, new investments, FHLB advances and dividends, or the Bank must convert to a commercial bank charter. Management believes that the QTL test has been met.

Under OTS regulations, limitations have been imposed on all "capital distributions" by savings institutions, including cash dividends. The regulation establishes a three-tiered system of restrictions, with the greatest flexibility afforded to thrifts which are both well-capitalized and given favorable qualitative examination ratings by the OTS. For example, a thrift which is given one of the two highest examination ratings and has "capital" equal to its fully phased-in regulatory capital requirements (a tier 1 institution) could make capital distributions in any year of 100% of its retained net income for the calendar year-to-date period plus net income for the previous two calendar years (less any dividends previously paid) as long as the thrift would remain "well capitalized", following the proposed distribution. Other thrifts would be subject to more stringent procedural and substantive requirements, the most restrictive being prior OTS approval of any capital distribution. At June 30, 2002, none of the Bank's retained earnings were available for distribution to the Company, without obtaining prior regulatory approval. Thus, without such regulatory approval, cash dividends to the Company's shareholders are limited as of June 30, 2002 to funds available at Sobieski Bancorp, Inc. (parent company).

The Bank established a liquidation account of approximately $5,800,000, which is equal to its total net worth as of the date of the latest audited balance sheet appearing in the final conversion prospectus for the Company's stock offering related to converting from a mutual to a stock ownership structure. The liquidation account is maintained for the benefit of eligible depositors who continue to maintain their accounts at the Bank after the conversion. The liquidation account is reduced annually to the extent that eligible depositors have reduced their qualifying deposits. Subsequent increases will not restore an eligible account holder's interest in the liquidation account. In the event of a complete liquidation, each eligible depositor will be entitled to receive a distribution from the liquidation account in an amount proportionate to the current adjusted qualifying balances for accounts then held. The Bank may not pay dividends that reduce stockholders' equity below the required liquidation account balance.

NOTE 11 - FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK

There are various contingent liabilities that are not reflected in the consolidated financial statements, including claims and legal actions arising in the ordinary course of business. In the opinion of management, after consultation with legal counsel, the ultimate disposition of these matters is not expected to have a material effect on the Company's consolidated financial position or results of operations.

The Company is a party to loan commitments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. The loan commitments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated statements of financial condition.

The Company's exposure to credit loss in the event of nonperformance by the parties to the loan commitments is represented by the contractual dollar amounts of those commitments ($9.8 million and $10.8 million at June 30, 2002 and 2001, respectively). The Company uses the same credit policies in making loan commitments as it does for on-balance-sheet instruments.

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

On April 1, 2002, the Company made a 14.691% investment in a limited partnership formed to construct, own and manage an affordable housing project. The Company is one of five investors. As of June 30, 2002, the Bank had invested $250,000 and had not recorded any adjustments to the original investment. The Company receives its pro-rata share of the tax credits of the partnership. In addition, the Company has a commitment to make a $250,000 second mortgage loan to the partnership as the funds are needed to construct the project. As of June 30, 2002, no funds had been advanced on this loan.

NOTE 12 - FAIR VALUE OF FINANCIAL INSTRUMENTS

The estimated fair values of the Company's financial instruments as of June 30, 2002 and 2001 are as follows:

2 0 0 2 2 0 0 1

Carrying Estimated Carrying Estimated

Amount Fair Value Amount Fair Value

Assets:

Cash and cash equivalents $ 6,033,199 $ 6,033,199 $ 3,756,795 $ 3,756,795

Certificates of deposit in

other financial institutions 594,000 594,000 1,388,000 1,388,000

Securities available for sale 19,257,163 19,257,163 23,536,227 23,536,227

Securities held to maturity 6,961,341 7,057,158 4,847,290 4,840,939

Loans held for sale 46,714 49,403 197,700 197,700

Loans, net 96,399,833 98,440,107 88,500,704 88,523,000

Federal Home Loan

Bank stock 1,875,500 1,875,500 1,775,800 1,775,800

Accrued interest receivable 736,685 736,685 739,182 739,182

Liabilities:

Deposits (91,573,090) (92,758,000) (78,995,030) (80,385,000)

Federal Home Loan

Bank advances (36,000,000) (36,333,000) (34,000,000) (34,887,000)

Advances from borrowers

for taxes and insurance (304,200) (304,200) (337,959) (337,959)

Accrued interest payable (228,262) (228,262) (1,188,454) (1,188,454)

The following methods and assumptions were used to estimate the fair value of the Company's financial instruments.

Cash and Cash Equivalents, Certificates of Deposit in Other Financial Institutions, Federal Home Loan Bank Stock, Advances from Borrowers for Taxes and Insurance and Accrued Interest: The carrying amounts of cash and cash equivalents, certificates of deposit in other financial institutions, Federal Home Loan Bank stock, advances from borrowers for taxes and insurance and accrued interest are reasonable estimates of their respective fair values.

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

Loans, Net: Fair values are estimated for portfolios with similar financial characteristics. Loans are segregated by type, such as residential mortgages, nonresidential mortgages, commercial and consumer loans. Each loan category is further segmented into fixed and variable interest categories, with residential mortgage loans (the Company's largest category) further segregated by similar note rates and maturities. Future cash flows of these loans are discounted using the current rates at which similar loans would be made to borrowers with similar credit ratings for the same remaining maturities.

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

While these estimates of fair value are based on management's judgment of the most appropriate factors, there is no assurance that were the Company to have disposed of such items at June 30, 2002 and 2001, the estimated fair values would necessarily have been achieved at those dates, since market values may differ depending on various circumstances. The estimated fair values at June 30, 2002 and 2001 should not necessarily be considered to apply at subsequent dates.

NOTE 13 - PARENT COMPANY FINANCIAL INFORMATION

Sobieski Bancorp, Inc.'s statements of financial condition at June 30, 2002 and 2001, and its related statements of income and cash flows for the years ended June 30, 2002 and 2001 are as follows:

STATEMENTS OF FINANCIAL CONDITION

June 30, 2002 and 2001

2002 2001

ASSETS

Cash and cash equivalents $ 1,384,359 $ 504,558

Securities available for sale 9,883 475,848

Loans 1,156,209 1,902,909

Note receivable from subsidiary 289,800 354,200

Investment in subsidiary 6,422,452 10,140,826

Land held for sale 53,896 53,896

Other assets 356,156 76,888

Total assets $ 9,672,755 $ 13,509,125

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities

Note payable to subsidiary $ - $ 391,783

Accrued expenses and other liabilities 40,025 49,895

40,025 441,678

Stockholders' equity 9,632,730 13,067,447

Total liabilities and stockholders' equity $ 9,672,755 $ 13,509,125

NOTE 13 - PARENT COMPANY FINANCIAL INFORMATION (Continued)

STATEMENTS OF INCOME

Years ended June 30, 2002 and 2001

2002 2001

Income

Interest income on loans $ 119,910 $ 174,563

Interest income on investments 29,098 36,762

Gain on sale of securities 24,541 -

Dividends received from subsidiary 498,000 695,000

Interest on note receivable from subsidiary 26,304 31,314

Total income 697,853 937,639

Expenses

Compensation and benefits 104,393 100,257

Occupancy and equipment 6,000 6,000

Professional fees 15,783 17,105

Interest on note payable to subsidiary 11,071 69,215

Other operating expenses 47,305 52,250

Total expenses 184,552 244,827

Income before income taxes and equity in

undistributed (excess distributed) earnings (loss) of subsidiary 513,301 692,812

Income taxes 7,519 2,697

Income before equity in undistributed (excess distributed)

earnings (loss) of subsidiary 505,782 690,115

Equity in undistributed (excess distributed)

earnings (loss) of subsidiary (3,919,553) (83,311)

Net income (loss) $ (3,413,771) $ 606,804

Comprehensive income (loss) $ (3,344,420) $ 704,182

NOTE 13 - PARENT COMPANY FINANCIAL INFORMATION (Continued)

STATEMENTS OF CASH FLOWS

Years ended June 30, 2002 and 2001

2002 2001

Cash flows from operating activities

Net income (loss) $ (3,413,771) $ 606,804

Adjustments to reconcile net income (loss) to net

cash from operating activities

Equity in undistributed (excess distributed) net

income (loss) of subsidiary 3,919,553 83,311

Gain on sale of securities (24,541) -

Net change in other assets (275,020) (38,271)

Net change in accrued expenses

and other liabilities (9,870) 19,282

Net cash from operating activities 196,351 671,126

Cash flows from investing activities

Purchase of securities - (469,649)

Proceeds from sale of securities 484,307 -

Payments received on note receivable from subsidiary 64,400 64,400

Net change in loans 746,700 347,058

Net cash from investing activities 1,295,407 (58,191)

Cash flows from financing activities

Payments on note payable to subsidiary (391,783) (282,518)

Proceeds from exercise of stock options 61,003 -

Purchase of treasury stock (72,474) (404,258)

Cash dividends (208,703) (205,482)

Net cash from financing activities (611,957) (892,258)

Net change in cash and cash equivalents 879,801 (279,323)

Cash and cash equivalents at beginning of year 504,558 783,881

Cash and cash equivalents at end of year $ 1,384,359 $ 504,558

ANNUAL MEETING

The Annual Meeting of Stockholders will be held at 2:00 p.m., South Bend, Indiana, time on November 12, 2002 at the office of Sobieski Bancorp Inc., 2930 W. Cleveland Road, South Bend, Indiana, 46628

STOCK LISTING

Sobieski Bancorp, Inc. common stock is traded on the NASDAQ System under the symbol "SOBI".

MARKET AND DIVIDEND INFORMATION

The following table sets forth the per share price range of the Company's common stock and dividends paid for each quarter of fiscal 2002 and 2001. The prices reflect interdealer quotations without retail markup, markdown or commissions, and do not necessarily reflect actual transactions.

2 0 0 2 2 0 0 1

High Low Dividends High Low Dividends

First Quarter $ 15.00 $ 12.51 $ 0.080 $ 12.50 $ 10.75 $ 0.08

Second Quarter 13.89 12.75 0.080 12.63 11.50 0.08

Third Quarter 15.10 13.45 0.080 13.00 12.38 0.08

Fourth Quarter 16.80 13.10 0.085 14.31 12.51 0.08

The Company's ability to pay cash dividends to stockholders is substantially dependent on the dividend payments it receives from the Bank. For a discussion of the regulatory restrictions on the ability of the Bank to pay dividends to the Company, see Management's Discussion and Analysis of Financial Condition and Results of Operation - Liquidity and Capital Resources and Note 10 to the Notes to Consolidated Financial Statements included in this Annual Report.

At September 10, 2002, there were 671,962 shares of Sobieski Bancorp, Inc. common stock issued and outstanding and there were approximately 305 holders of record.

STOCKHOLDER AND GENERAL INQUIRIES TRANSFER AGENT

Thomas F. Gruber Registrar and Transfer Co.

President and Chief Executive Officer 10 Commerce Drive

Sobieski Bancorp, Inc. Cranford, NJ 07016

2930 W. Cleveland Road

South Bend, Indiana 46628

(574) 271-8300

ANNUAL AND OTHER REPORTS

A copy of Sobieski Bancorp, Inc.'s Annual Report on Form 10-KSB for the year ended June 30, 2002, as filed with the Securities and Exchange Commission, may be obtained without charge by contacting Thomas F. Gruber, President and Chief Executive Officer, Sobieski Bancorp, Inc., 2930 W. Cleveland Road, South Bend, Indiana (574) 271-8300.

COMPANY AND BANK ADDRESS

2930 W. Cleveland Road

South Bend, Indiana 46628

Telephone: (574) 271-8300

Fax: (574) 271-3269

BOARD OF DIRECTORS
Thomas F. Gruber President and Chief Executive Officer of Sobieski Bancorp, Inc. and Sobieski Bank	Robert J. Urbanski President of TransTech Electric Co. and Chairman of the Board of Sobieski Bancorp, Inc. and Sobieski Bank

Joseph F. Nagy Auditor, St. Joseph County	Leonard J. Dobosiewicz Maintenance Professional

Joseph A. Gorny Business Owner	Richard J. Cullar Certified Public Accountant

EXECUTIVE OFFICERS
Thomas F. Gruber President and Chief Executive Officer	Jeanie Martz Secretary and Treasurer

Arthur Skale Chief Financial Officer	Gregory J. Matthews Vice President of Operations

INDEPENDENT AUDITORS	GENERAL COUNSEL	SPECIAL COUNSEL
Crowe, Chizek and Company LLP 330 East Jefferson Blvd. South Bend, Indiana 46624	Kenneth Fedder, Esq. 53600 N. Ironwood South Bend, Indiana 46635	Silver, Freedman & Taff, L.L.P. 1100 New York Avenue, NW Seventh Floor Washington, DC 20015

Exhibit 21

SUBSIDIARIES OF THE REGISTRANT
Parent	Subsidiary	State of Incorporation	Percentage of Ownership
Sobieski Bancorp, Inc.	Sobieski Bank	United States	100%

Exhibit 23

Consent of Independent Auditors

We hereby consent to the incorporation by reference in the Registration Statements of Sobieski Bancorp, Inc. on Forms S-8 (Registration No. 333-40983 and Registration No. 333-40985) of our report dated October 9, 2002 on the consolidated financial statements of Sobieski Bancorp, Inc., and subsidiary, which report is included in the 2002 Annual Report on Form 10-KSB of Sobieski Bancorp, Inc.

                                                                                         /s/Crowe, Chizek and Company LLP

South Bend, Indiana

October 9, 2002