Form 10QSB
period 2002-09-30
SOBIESKI BANCORP INC
filed 2002-11-14
CIK 934860

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                          SECURITIES EXCHANGE ACT OF 1934
        For the quarterly period ended September 30, 2002

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
                                                                                                      YES X NO __
As of November 8, 2002 there were 671,962 shares of the registrant's common stock issued and outstanding.

SOBIESKI BANCORP, INC. AND SUBSIDIARY INDEX
Page Number

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Consolidated Statements of Financial Condition	1

Condensed Consolidated Statements of Income	2

Condensed Consolidated Statements of Comprehensive Income	3

Condensed Consolidated Statements of Cash Flows	4

Notes to Condensed Consolidated Financial Statements	5-8

Item 2. Management's Discussion and Analysis of Financial Condition
and Results of Operations	9-12

Item 3. Controls and Procedures	13

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	14

Item 2. Changes in Securities	14

Item 3. Defaults Upon Senior Securities	14

Item 4. Submission of Matters to a Vote of Security Holders	14

Item 5. Other Information	14

Item 6. Exhibits and Reports on Form 8-K	14-15

Signatures	16

Certifications	17-19

                                      PART I. Financial Information
Item 1. Financial Statements
Sobieski Bancorp, Inc. And Subsidiary
Condensed Consolidated Statements Of Financial Condition
September 30, 2002 and June 30, 2002
	September 30	June 30
	2002	2002
Assets	(Unaudited)
Cash and due from banks	$ 3,162,566	$ 2,217,805
Interest-bearing deposits in other financial institutions	5,059,138	1,915,394
Federal funds sold	1,100,000	1,900,000
Total cash and cash equivalents	9,321,704	6,033,199
Certificates of deposit in other financial institutions	99,000	594,000
Securities available for sale	24,218,843	19,257,163
Securities held to maturity (fair value of $6,761,684 and $7,057,158, respectively)	6,565,842	6,961,341
Loans held for sale, net of valuation allowance of $0	1,050,524	46,714
Loans, net of the allowance for loan loss of $2,332,154 and $2,487,793, respectively	90,736,086	96,399,833
Federal Home Loan Bank stock, at cost	1,875,500	1,875,500
Accrued interest receivable	677,224	736,685
Property and equipment, net	1,868,732	1,876,568
Other assets	6,507,977	4,972,971

Total assets	$ 142,921,432	$ 138,753,974

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Deposits	$ 92,831,507	$ 91,573,090
Federal Home Loan Bank advances	36,000,000	36,000,000
Advances from borrowers for taxes and insurance	469,622	304,200
Accrued interest payable	809,342	228,262
Accrued expenses and other liabilities	3,082,986	1,015,692

Total liabilities	133,193,457	129,121,244

Stockholders' equity:
Preferred stock, $.01 par value; 500,000 shares authorized;
none issued	-	-
Common stock, $.01 par value; 3,500,000 shares authorized; 966,000 shares issued; 671,962 shares outstanding	9,660	9,660
Additional paid-in capital	9,280,419	9,280,419
Retained earnings, substantially restricted	4,663,942	4,591,232
Accumulated other comprehensive income	88,520	65,985
Treasury stock; at cost, 294,038 shares	(4,032,439)	(4,032,439)
Unearned Recognition and Retention Plan (RRP) shares; 3,322 shares	(46,126)	(46,126)
Unallocated Employee Stock Ownership Plan (ESOP) shares; 23,600 shares	(236,001)	(236,001)
Total stockholders' equity	9,727,975	9,632,730

Total liabilities and stockholders' equity	$ 142,921,432	$ 138,753,974

See accompanying notes to condensed consolidated financial statements.

Sobieski Bancorp, Inc. And Subsidiary
Condensed Consolidated Statements Of Income
for the three months ended September 30,2002 and 2001

	Three Months Ended September 30,
	2002	2001
Interest Income:	(Unaudited)
Loans	$ 1,768,185	$1,827,068
Securities - taxable	345,556	391,211
Interest-bearing deposits	23,094	36,399
Securities - tax exempt	10,874	10,945
Total interest income	2,147,709	2,265,623

Interest expense:
Interest on deposits	806,247	965,759
Interest on borrowings	509,656	454,460
Total interest expense	1,315,903	1,420,219

Net interest income	831,806	845,404

Provision for loan losses	-	180,000

Net interest income after provision for loan losses	831,806	665,404

Non-interest income:
Fees and service charges	51,805	64,239
Gain on sale of securities	-	2,064
Gain on sale of loans	127,311	60,118
Life insurance death benefit	-	99,202
Other income	13,190	894

Total non-interest income	192,306	226,517

Non-interest expense:
Compensation and benefits	424,028	357,221
Occupancy and equipment	82,304	78,295
Federal deposit insurance premiums	3,775	3,614
Advertising and promotion	11,590	13,064
Service bureau expense	54,218	43,048
Professional services	117,672	30,104
Other operating expenses	120,975	135,846

Total non-interest expense	814,562	661,192

Income before income taxes	209,550	230,729

Provision for income taxes	81,679	53,244

Net income	$ 127,871	$ 177,485

Basic earnings per common share	$ 0.20	$ 0.28
Diluted earnings per common share	$ 0.20	$ 0.28

Dividends per common share	$ 0.085	$ 0.08

See accompanying notes to condensed consolidated financial statements.
Sobieski Bancorp, Inc. And Subsidiary
Condensed Consolidated Statements Of Comprehensive Income
for the three months ended September 30, 2002 and 2001

	Three Months Ended March 31,
	2002	2001
	(Unaudited)

Net Income	$ 127,871	$ 177,485
Other comprehensive income, net of tax:
Unrealized appreciation on available-for-sale securities	22,535	86,757

Total comprehensive income	$ 150,406	$ 264,242

See accompanying notes to condensed consolidated financial statements.

Sobieski Bancorp, Inc. And Subsidiary
Condensed Consolidated Statements Of Cash Flows
for the three months ended September 30, 2002 and 2001	Three Months
	Ended September 30,
		2002 2001
		(Unaudited)
Cash flows from operating activities:
Net income	$ 127,871	$ 177,485
Adjustments to reconcile net income to net cash
from operating activities:
Depreciation	32,077	27,458
Provision for loan losses	-	180,000
(Gain) loss on sale of real estate owned, net	-	(818)
Gain on the sale of securities	-	(2,064)
Gain on sale of loans	(127,311)	(60,118)
ESOP expense	18,436	21,671
RRP expense	5,201	9,778
Write down of other assets	36,508	-
Amortization of premiums and accretion of discounts, net	38,598	46,272
Proceeds from loans held for sale	4,042,439	2,409,483
Loans originated for sale	(4,918,938)	(3,257,413)
Net change in
Accrued interest receivable	59,461	(20,875)
Other assets	538,868	55,352
Accrued interest payable	581,080	(621,667)
Accrued expenses and other liabilities	2,043,657	215,622
Net cash from operating activities	2,477,947	(819,834)

Cash flows from investing activities:
Proceeds from maturities of certificates of deposits	495,000	-
Purchase of securities	(6,236,409)	-
Proceeds from sales of securities	-	959,786
Principal reductions of securities	1,668,424	1,450,589
Proceeds from sale of repossessed assets	-	1,013,175
Proceeds from sale of real estate owned	-	11,807
Net decrease (increase) in loans	3,539,206	(5,327,733)
Purchase of property and equipment, net	(24,241)	(33,866)
Net cash from investing activities	(558,020)	(1,926,242)

Cash flows from financing activities:
Net increase in deposits	1,258,417	5,418,520
Increase in advances from borrowers
for taxes and insurance	165,422	131,169
Repayment of Federal Home Loan Bank advances	-	(2,000,000)
Cash dividends paid	(55,161)	(51,370)
Net cash from financing activities	1,368,678	3,498,319
Net change in cash and cash equivalents	3,288,505	752,243

Cash and cash equivalents at beginning of period	6,033,199	3,756,795

Cash and cash equivalents at end of period	$ 9,321,704	$ 4,509,038

Non cash transactions:
Transfer to other real estate owned and repossessed assets from loans	$ 2,124,541	$ 48,536

See accompanying notes to condensed consolidated financial statements.

Sobieski Bancorp, Inc. And Subsidiary
Notes To Condensed Consolidated Financial Statements

A.       GENERAL. The accompanying condensed consolidated financial statements include the accounts of Sobieski Bancorp, Inc. (collectively and individually referred to as the "Company") and its wholly owned subsidiary, Sobieski Bank (the "Bank"). "Sobieski Bank", formerly "Sobieski Federal Savings and Loan", changed its official name effective September 1, 2001, to Sobieski Bank.

The condensed consolidated financial statements included herein have been prepared by the registrant pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the registrant believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of the Company's consolidated financial position, results of operations and cash flows for the periods presented. The consolidated results of operations for the interim periods presented are not necessarily indicative of the results that may be expected for the full year. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company's consolidated financial statements included in the Company's Annual Report on Form 10-KSB for the year ended June 30, 2002.

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

B.        ACCOUNTING POLICIES.

 Securities

Securities that may be sold as part of the Company's asset/liability or liquidity management or in response to or in anticipation of changes in interest rates and resulting prepayment risk, or for other similar factors, are classified as available-for-sale and carried at fair market value. Unrealized holding gains and losses on securities classified as available-for-sale are reported net of related deferred income taxes as a separate component of stockholders' equity. Securities that the Bank has the ability and positive intent to hold to maturity are classified as held-to-maturity and carried at amortized cost. Trading securities are carried at fair market value with unrealized holding gains and losses included in earnings. Gains and losses on all securities transactions are recognized when sold as determined by the identified certificate method. Securities are written down to fair value when a decline in fair value is not temporary. The Company had no trading securities at September 30, 2002.

Foreclosed Real Estate and Other Foreclosed Property

Real estate and other foreclosed properties acquired through, or in lieu of, loan foreclosure are initially recorded at the lower of carrying amount or fair value less cost to sell at the date of foreclosure, establishing a new cost basis. Any reduction to fair value less the cost to sell from the carrying value of the related loan at the time of acquisition is accounted for as a loan loss and charged against the allowance for loan losses. Subsequent valuations are performed by management and valuation allowances are adjusted through a charge to income for changes in fair value or estimated selling costs to reflect the lower of the current basis or the current fair value

Sobieski Bancorp, Inc. And Subsidiary
Notes To Condensed Consolidated Financial Statements Cont.

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

Management performs periodic evaluations of the adequacy of the allowance. Management determines the need to individually evaluate loans based on known information about the credit, including the financial condition of the borrower and the delinquency status of the loan. Management evaluates such loans using a process that considers specific factors affecting the individual borrower including the financial condition of the borrower and current regional and national economic conditions affecting the borrower, ability of the borrower to repay the loan and the underlying estimated fair value of collateral. All loans that are not individually evaluated are grouped. A percentage allocation requirement is applied based on historical loss factors and current regional and national economic factors. A higher percentage allocation requirement is applied to groups of consumer and commercial loans than to mortgage loans. Historical loss factors exclude the losses incurred during 2002 on the fraudulent and unauthorized loans that are discussed below. Management at times allocates specific allowance amounts for individual loans; however, the entire allowance is available for any loan charge-off. Charge-offs on specific loans are charged against the allowance for loan losses when uncollectability of the loan is confirmed. Management expects that as loan growth continues and economic and other factors change, the allowance for loan losses may change. In addition, the Bank's regulators, as part of the examination process, periodically review the Company's allowance for loan losses. The regulators may require additions to the allowance based on their assessment of the information available to them at the time of examination. No assurance can be made as to the amount or timing of additional provisions that may be required by the regulators.

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

The Company's allowance for loan losses and non-accrual loans at September 30, 2002 aggregated approximately $2,332,000 and $5,117,000, respectively, compared to $2,488,000 and $7,157,000 at June 30, 2002.

Earnings Per Common Share

Basic earnings per share is computed by dividing net income by the weighted average number of shares of common stock outstanding. For the three-month period ended September 30, 2002, the weighted average number of common shares used in the computation of basic earnings per share was 646,014. The weighted average number of common shares for the same period in 2001 was 636,832.

Sobieski Bancorp, Inc. And Subsidiary
Notes To Condensed Consolidated Financial Statements Cont.

Diluted earnings per share is computed by dividing net income by the weighted average number of shares of common stock outstanding for basic earnings per share plus the dilutive effect of outstanding stock options and non-vested shares awarded under the RRP. For the three-month period ended September 30, 2002, the weighted average number of common shares used in the computation of diluted earnings per share were 648,566. The weighted average number of common shares for the same period in 2001 was 645,072.

Shares held by the ESOP and the restricted shares awarded under the RRP are not considered in the weighted average number of shares outstanding until such shares are released for allocation to an ESOP participant's individual account or vested, in the case of the RRP.

C.      Loans AND ALLOWANCE FOR LOAN LOSSES.

The following is a summary of activity in the allowance for loan losses for the three-month period ended September 30, 2002 and 2001.

	2002	2001
Balance June 30	$ 2,487,793	$ 339,900
Provision charged to expense	-	180,000
Charge-offs	(155,639)	-
Recoveries	-	-
Balance September 30	$ 2,332,154	$ 519,900

Summarized below is information related to impaired loans.

September 30, 2002		June 30, 2002
Period end loans with no allowance for loan losses allocated	$ -	$ -
Period end loans with allowance for loan losses allocated	10,703,556	13,516,421
Total impaired loans	$10,703,556	$ 13,516,421
Amount of allowance allocated to these loans	$ 1,582,951	$ 1,691,581
Average balance of impaired loans during the quarter/year	$ 12,180,511	$ 2,180,600

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

The Bank's further review and investigation of these and other loans, aided by outside contractors and law

Sobieski Bancorp, Inc. And Subsidiary
Notes To Condensed Consolidated Financial Statements Concluded

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

As of September 30, 2002, the outstanding balance of these loans totaled approximately $4.2 million. Management has allocated a specific allowance allocation of approximately $1.0 million for these loans. The Company is vigorously working with legal counsel and regulatory and federal authorities to pursue all available avenues for collection. Through September 30, 2002, the Company, aided by federal authorities, had repossessed collateral securing certain of those loans believed by management to be valued at approximately $2.1 million value and transferred the $2.1 million from loans to other assets. The Company is pursuing recovery of substantial additional assets and anticipates bond claims of up to $1.5 million, stemming from the unauthorized and fraudulent loan activity by the former employee. As previously announced by the Company in August of 2002, this former employee pleaded guilty to charges of bank fraud stemming from his involvement in making these loans.

Also, as of September 30, 2002, approximately $6.5 million of additional loans, exclusive of the aforementioned unauthorized and fraudulent loans, were classified as impaired because of unauthorized lending activities, credit quality concerns and loan documentation issues, primarily attributable to the actions of the former employee involved in the bank fraud. Management has allocated a specific allowance allocation of approximately $0.5 million for these loans.

D.      RESTRICTIONS AND UNCERTANTIES.

At September 30, 2002, the Bank was classified as adequately capitalized under the regulatory framework for prompt corrective action. At September 30, 2002, none of the Bank's retained earnings were available for distribution to the parent company, without prior regulatory approval. Thus, without such approval, cash dividends to the Company's shareholders are limited to funds available at the parent company.

On October 21, 2002, the Company announced that a moratorium on granting new commercial loans has been instituted on the Bank as a result of a directive from the Office of Thrift Supervision (OTS). Accordingly, the Bank may not grant new commercial loans until further notice from the OTS; however, it may fund commercial loan commitments and renew commercial loans in existence at the time of the issuance of the OTS directive.

Item 2.  Management's Discussion And Analysis of Financial
             Condition And Results of Operations

Forward-Looking Statements

When used in this Form 10-QSB and in the Company's other filings with the Securities and Exchange Commission, in press releases or other public shareholder communications, or in oral statements made with the approval of an authorized executive officer, the words or phrases "believe," "will likely result," "expects," "are expected to," "will continue," "is anticipated," "estimate," "project," "plans," or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. You are cautioned not to place undue reliance on any forward-looking statements, which speak only as of the date made. These statements may relate to the Company's future financial performance, strategic plans or objectives or other financial items. By their nature, these statements are subject to numerous uncertainties that could cause actual results to differ materially from those anticipated in the statements.

Important factors that could cause actual results to differ materially from the results anticipated or projected include, but are not limited to, the following: (1) the credit risks of lending activities, including changes in the level and direction of loan delinquencies and write-offs; (2) changes in management's estimate of the adequacy of the allowance for loan losses and requirements by the OTS that additional provisions for loan losses be made, including possible additional provisions for loan losses necessitated by the unauthorized and fraudulent loans made by a former employee of the Bank; (3) the restrictions imposed by the OTS on the Company's commercial lending activities and the possibility that additional restrictions will be imposed on these and/or other activities; (4) competitive pressures among depository institutions; (5) interest rate movements and their impact on customer behavior and the Company's net interest margin; (6) the impact of repricing and competitors' pricing initiatives on loan and deposit products; (7) the Company's ability to adapt successfully to technological changes to meet customers' needs and developments in the marketplace; (8) the Company's ability to access cost-effective funding; (9) changes in financial markets and general economic conditions; (10) new legislation or regulatory changes; and (11) changes in accounting principles, policies or guidelines.

The Company does not undertake any obligation to update any forward-looking statement to reflect circumstances or events that occur after the date on which the forward-looking statement is made.

Financial Condition

The Company's total assets increased $4.1 million during the three months ended September 30, 2002, to $142.9 million from $138.8 million at June 30, 2002. This increase was mainly due to increases in cash and cash equivalents of $3.3 million, other assets of $1.5 million, and securities of $4.6 million offset by decreased loans held for sale and net loans of $4.7 million and certificates of deposit of $0.5 million. The increase in other assets is from the repossession of $2.1 million of assets in regards to the $9.6 million of fraudulent and unauthorized loans made by a former employee (see footnote C to the Condensed Consolidated Financial Statements) offset by $0.5 million of Federal income tax refunds received.

The Company's total liabilities increased $4.1 million from $129.1 million at June 30, 2002, to $133.2 million at September 30, 2002. The increase was primarily from deposit growth of $1.3 million and by increased accrued interest payable and accrued expenses and other liabilities of $2.6 million. Deposits increased to $92.8 million at September 30, 2002 from $91.6 million at June 30, 2002.

Stockholders' equity increased by $95,000 from $9.6 million at June 30, 2002 to $9.7 million at September 30, 2002. The increase is primarily from net income of $128,000 and increased unrealized appreciation of available-for-sale securities offset by $55,000 of cash dividends paid.

Item 2.  Management's Discussion And Analysis of Financial
              Condition And Results of Operations, Continued.

As a result of a recent directive from the Office of Thrift Supervision, the Company may not grant new commercial loans; however, it may fund commercial loan commitments and renew commercial loans in existence at the time of the issuance of the directive. Management has not determined the effect of this restriction on the Company's financial condition and results of operations as it is not known how long the restriction will be in place. However, we believe it will result in a reduction of the outstanding balance of our commercial loans, which are our highest yielding assets.

Results of Operations

General. The Company recorded net income for the three months ended September 30, 2002 of $128,000 which compares to net income of $177,000 for the same period in 2001. The decrease of $50,000 or 28% in net income for the period was primarily the result of decreased non-interest income, higher compensation and benefits expenses and increased professional services in the form of legal and consulting services primarily relating to the fraudulent and unauthorized loans by the former employee, offset by decreased loan loss provision.

Net Interest Income. The Company's net income is primarily dependent upon net interest income. Net interest income was $832,000 for the three-month period ended September 30, 2002, as compared to $845,000 for the same period in the prior year. The decrease of $14,000 was primarily from decreased interest income from loans, investments and interest bearing deposits totaling $118,000 and $55,000 of higher FHLB advance borrowing costs offset by $160,000 of lower deposit interest expense.

Interest income decreased $118,000 to $2.15 million for the three-month period ended September 30, 2002, from $2.27 million for the comparable 2001 period. Average earning assets for the three-month period ended September 30, 2002 increased $7.5 million adding volume generated interest earnings of $103,000. Lower rates offset volume gains by $221,000 resulting in a net decrease of $118,000 of lower interest income over the prior 2001 period. The yield on earning assets decreased 78 basis points to 6.51% for the 2002 period from 7.29% for the comparable 2001 period.

Interest expense for the three-month period ended September 30, 2002 was $1.32 million compared to $1.42 million for the comparable period in the prior year. During the three-month period ended September 30, 2002, interest expense decreased $104,000 over the comparable 2001 period. The decrease in interest expense of $104,000 was primarily due to lower rates paid for deposits. Overall deposit expense decreased by $160,000 of which lower rates accounted for $281,000 of reduced expense offset by $121,000 of additional cost attributable to $11.4 million of higher average deposit balances. FHLB advance interest expense increased by $55,000 of which $26,000 was due to higher rates and $29,000 was attributable to $2.1 million of higher average borrowings.

Provision for Loan Losses. During the three months ended September 30, 2002, the Company had $0 provisions compared with provisions of $180,000 for the comparable period in the prior year. At September 30, 2002, the Company's allowance for loan losses totaled $2,332,000 or 2.57% of net loans and 48.62% of total non-performing loans. As of June 30, 2002, the Company's allowance for loan losses totaled $2,488,000 or 2.58% of loans and 34.76% of total non-performing loans. (For further information see footnote C to the Condensed Consolidated Financial Statements.)

For the year ended June 30, 2002, the Company recorded provisions for loan losses of $7.1 million, approximately $6.4 million of which were attributable to the unauthorized and fraudulent loans made by a former employee of the Bank, as well as credit quality concerns and loan documentation issues stemming largely from the actions of this employee. See Note C - Loans and Allowance for Loan Losses in the notes to the financial statements contained in this report. While no provisions for loan losses were recorded during the three months ended September 30, 2002, as a result of the net decrease in loans outstanding and management's assessment that the facts and circumstances surrounding impaired loans do not warrant increases in specific allowance allocations on those loans, it is possible that additional provisions for loan losses will have to be made in future periods as a result of subsequent developments in the unauthorized and fraudulent loans matter, and any such additional provisions could come at the direction of the OTS, the Bank's primary federal regulator.

Item 2.  Management's Discussion And Analysis of Financial
              Condition And Results of Operations, Continued.

Although management believes that it uses the best information available to determine the allowance for loan losses, unforeseen market conditions could result in adjustments and net income could be significantly affected if circumstances differ substantially from the assumptions used in making the final determination. Future additions to the Company's allowance for loan losses will be the result of periodic loan, and related collateral reviews and thus cannot be predicted in advance. In addition, federal regulatory agencies, as an integral part of their oversight process, periodically review the company's allowance for loan losses. Such agencies may require the Company to recognize additions to the allowance based upon their judgement of the information available to them at the time of their examination.

Non-Interest Income. Non-interest income consists primarily of fees and service charges on customers'accounts, including transaction fees, loans and investment sales gains and other income. Non-interest income decreased by $34,000 to $192,000 for the three-months ended September 30, 2002, as compared to $227,000 for the same period last year. During the current three-month period, increases were gains on sales of loans of $67,000 and rental income from other assets, net of related costs, of $13,000. These were offset primarily by lower fees and service charges of $12,000 and the non-recurring prior year $99,000 life insurance death benefit gain.

Non-Interest Expense. Non-interest expenses were $815,000 for the three-month period ended September 30, 2002, compared to $661,000 for the same period last year. The increase of $153,000 for the three-month period ended September 30, 2002 compared to the same period last year was due primarily to: (a) $67,000 of compensation and benefits increases attributable to higher wages, staff increases, and health and benefit program increases offset by loan origination expense deferrals, and lower retirement compensation and benefit program expenses, (b) $11,000 of cost increases in connection with service bureau services relating to added product lines, and (c) $88,000 of increased professional services primarily legal and outside consulting services in connection with the unauthorized and fraudulent loans made by a former employee. These non-interest expenses were offset by $15,000 of net lower other operating expenses.

Income Taxes. Income taxes for the three months ended September 30, 2002, were $82,000 on pre-tax income of $210,000, an effective tax rate of 39.0% as compared to the prior period income taxes of $53,000 on pre-tax income of $231,000, an effective tax rate of $22.9%. The primary reason for the lower prior period effective tax rate was the $99,000 non-taxable life insurance death benefit.

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

At September 30, 2002, the Company had $36.0 million in outstanding advances from the FHLB used primarily to fund internally originated loans and other investments.

The Company uses its liquidity resources principally to meet loan originations, ongoing commitments to fund maturing certificates of deposit, deposit withdrawals and to meet operating expenses. At September 30, 2002, the Company had outstanding commitments to extend credit, which amounted to $6.8 million (including $4.4 million in available home equity lines of credit). Federal regulations require the Bank to maintain sufficient liquidity to maintain its safe and sound operation. Management believes that the level of the Bank's liquid assets at September 30, 2002, as well as loan repayments and other sources of funds will be adequate to meet the Company's foreseeable liquidity needs.

Item 2.  Management's Discussion And Analysis of Financial
              Condition And Results of Operations, Concluded.

The Bank's actual and required capital amounts and ratios are as follows:

	(Dollars in Millions)

	Actual		Required for Adequate Capital		To Be Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of September 30, 2002
Total risk-based capital (to risk-weighted assets)	$ 7.7	9.2%	$ 6.7	8.0%	$ 8.3	10.00%
Tier 1 risk-based capital (to risk-weighted assets)	6.6	8.0%	3.3	4.0%	5.0	6.00%
Core capital (to adjusted total assets)	6.6	4.7%	4.2	3.0%	7.0	5.00%
Tangible capital (to adjusted total assets)	6.6	4.7%	2.1	1.5%	NA	NA

At September 30, 2002, the Bank was classified as adequately capitalized.

New Accounting Pronouncement

On July 1, 2002 the Company adopted a new accounting standard which addresses accounting for goodwill and intangible assets arising from business combinations. Identifiable intangible assets are separated from goodwill. Identifiable intangible assets with finite useful lives are amortized under the new standard, whereas goodwill, both amounts previously recorded and future amounts purchased, are no longer being amortized. Annual impairment testing is required for goodwill with impairment being recorded if the carrying amount of goodwill exceeds its implied fair value. Adoption of this standard on July 1, 2002 has not had a material effect on the Company's consolidated financial position or results of operations.

In August 2001, the Financial Accounting Standards Board issued SFAS No. 143, "Accounting for Asset Retirement Obligations" which was adopted by the Company on July 1, 2002. The new accounting standard addresses accounting for obligations associated with the retirement of tangible, long-lived assets and requires a liability to be recognized for the fair value of any such obligations. Adoption of this standard on July 1, 2002 has not had a material effect on the Company's consolidated financial position or results of operations.

On July 1, 2002, the Company adopted SFAS No. 144, "Accounting for the Impairment of Long-Lived Assets." This new accounting standard establishes more restrictive requirements for the classification of assets as "held for sale" and also expands the types of dispositions that are to be accounted for as discontinued operations. Adoption of this standard on July 1, 2002 has not had a material effect on the Company's consolidated financial position or results of operations.

The Financial Accounting Standards Board (FASB) recently issued Statement of Financial Accounting Standards (SFAS) No. 147, "Acquisitions of Certain Financial Institution." SFAS No. 147 became effective on October 1, 2002. Under this new guidance, unidentified intangible assets resulting from a business acquisition involving more liabilities than assets are now considered goodwill. Upon the adoption of SFAS No. 147, unidentified intangible assets resulting from previous acquisitions of businesses where liabilities exceeded the assets acquired will be transferred to goodwill and will be included in the periodic goodwill impairment testing. The adoption of this standard is not expected to have a material impact on the Company.

Item 3.  Controls and Procedures

    Evaluation of Disclosure Controls and Procedures:
    An evaluation of the Company's disclosure controls and procedures (as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934 (the "Act")) was carried out under the supervision and with the participation of the Company's Chief Executive Officer, Chief Financial Officer and several other members of the Company's senior management within the 90-day period preceding the filing date of this quarterly report. The Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures as currently in effect are effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is (i) accumulated and communicated to the Company's management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.
    Changes in Internal Controls:
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

    In September 2002, the Company also engaged an independent accounting firm (not affiliated with the Company's independent auditors) to conduct a review of the Company's internal controls. The results of that review were presented to the Company's Board of Directors and management in October 2002. After thorough review of the accounting firm's recommendations for strengthening internal controls and procedures, management developed an Internal Control Plan for the Bank, which was presented to the Board of Directors. Based on board review and discussion, a final plan has been developed with a timetable for implementation of the key recommendations. It is anticipated that most recommendations will be implemented by the end of the December 31, 2002 quarter.
PART II. OTHER INFORMATION
Item 1.	Legal Proceedings
None

Item 2.	Changes in Securities
None

Item 3.	Defaults Upon Senior Securities
None

Item 4.	Submission of Matters to a Vote of Security Holders
None

Item 5.	Other Information
None

Item 6.	Exhibits and Reports on Form 8-K
(a) Exhibits
Regulation S-B Exhibit Number		Document	Reference to Prior Filing or Exhibit Number Attached Hereto
	2	Plan of Acquisition, Reorganization, Arrangement, Liquidation or Succession	None
	3.1	Certificate of Incorporation	*
	3.2	Bylaws	*
	10	Executive Compensation Plans and Arrangements:
		Employee Stock Ownership Plan	*
		Stock Option and Incentive Plan	*
		Recognition and Retention Plan	*
		Sobieski Bancorp, Inc. Fee Continuation Plan for Retired Directors	**
		Sobieski Bank Fee Continuation Plan for Retired Directors	**
		Sobieski Bank Supplemental Executive Retirement Plan	**
		Employment contract with Thomas F. Gruber	***
	11	Statement re: computation of per share earnings	Not Required
	18	Letter re: change in accounting principles	None
	19	Reports furnished to security holders	None
	22	Published report regarding matter submitted to vote	None
	23	Consent of experts	None
	24	Power of Attorney	Not Required

_______________

*          Filed on December 30, 1994, as exhibits to the Company's Form S-1 registration statement (File number 3-88078). All of such previously filed documents are hereby incorporated by reference in accordance with Item 601 of Regulation S-B.
**        Filed as exhibits with the September 30, 1999 10-QSB filing.
***       Filed as exhibit to September 30, 1997 10-QSB filing.
PART II. OTHER INFORMATION CONTINUED

(b) Reports on Form 8-K

July 29, 2002: Sobieski Bancorp, Inc. announced that its 2002 Annual Meeting of Stockholders will be held October 28, 2002 at 2:00 p.m. Eastern Standard Time at the Company's main office.

August 2, 2002: Sobieski Bancorp, Inc. announced that it will incur a $2.8 million net of tax charge against earnings resulting form a former employee's unauthorized loans and that these loans are primarily collateral dependent.

August 29, 2002: Sobieski Bancorp, Inc. announced that Andrew Ujdak, former Sobieski lending officer pleads guilty to bank fraud.

    SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                                                    Sobieski Bancorp, Inc.
                                                                                          (Registrant)

Date:         November 13, 2002                                    By:
                                                                                                  Thomas F. Gruber
                                                                                      President and Chief Executive Officer

Date:          November 13, 2002                                   By:
                                                                                                       Arthur Skale
                                                                                                                             Vice President of Finance
                                                                                                  and Chief Financial Officer

    Certifications

I, Thomas F. Gruber, certify that:

  I have reviewed this quarterly report on Form 10-QSB of Sobieski Bancorp, Inc.;
  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;
  The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
    designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
    evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
    presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
  The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):
    all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
    any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
  The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:       November 13, 2002

                                                                              Thomas F. Gruber
                                                                       President and Chief Executive Officer

    Certifications Continued

I, Arthur Skale, certify that:

  I have reviewed this quarterly report on Form 10-QSB of Sobieski Bancorp, Inc.;
  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;
  The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
    designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
    evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
    presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
  The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):
    all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
    any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
  The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:       November 13, 2002

                                                                                                                   Arthur Skale
                                                                              Vice President of Finance and Chief Financial Officer

    Certifications Concluded

Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, each of the undersigned hereby certifies in his capacity as an officer of Sobieski Bancorp, Inc. (the "Company") that the Quarterly Report of the Company on Form 10-QSB for the quarterly period ended September 30, 2002 fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934 and that the information contained in such report fairly presents, in all material respects, the financial condition and results of operations of the Company as of the dates and for the periods presented in the financial statements included in such report.

Dated:________________________________ _________________________________
                    Thomas F. Gruber
   President and Chief
    Executive Officer

Dated:________________________________ _________________________________
                      Arthur Skale
            Vice President and Chief
                    Financial Officer