Form 10QSB
period 2002-12-31
SOBIESKI BANCORP INC
filed 2003-02-18
CIK 934860

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                          SECURITIES EXCHANGE ACT OF 1934
        For the quarterly period ended December 31, 2002

OR

[  ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
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
                                                                                                      YES X NO __
As of February 13, 2003 there were 671,037 shares of the registrant's common stock issued and outstanding.

SOBIESKI BANCORP, INC. AND SUBSIDIARY INDEX
Page Number

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Consolidated Statements of Financial Condition	1

Condensed Consolidated Statements of Income	2

Condensed Consolidated Statements of Comprehensive Income	3

Condensed Consolidated Statements of Cash Flows	4

Notes to Condensed Consolidated Financial Statements	5-10

Item 2. Management's Discussion and Analysis of Financial Condition
and Results of Operations	11-15

Item 3. Controls and Procedures	16-17

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	18

Item 2. Changes in Securities	18

Item 3. Defaults Upon Senior Securities	18

Item 4. Submission of Matters to a Vote of Security Holders	18

Item 5. Other Information	18-20

Item 6. Exhibits and Reports on Form 8-K	19-20

Signatures	21

Certifications	22-25

Exhibits	26-45

                                      PART I. Financial Information
Item 1. Financial Statements
Sobieski Bancorp, Inc. And Subsidiary
Condensed Consolidated Statements Of Financial Condition
December 31, 2002 and June 30, 2002
	December 31	June 30
	2002	2002
Assets	(Unaudited)
Cash and due from banks	$ 3,542,509	$ 2,217,805
Interest-bearing deposits in other financial institutions	7,748,601	1,915,394
Federal funds sold	-	1,900,000
Total cash and cash equivalents	11,291,110	6,033,199
Certificates of deposit in other financial institutions	99,000	594,000
Securities available for sale	20,663,319	19,257,163
Securities held to maturity (fair value of $6,423,899 and $7,057,158, respectively)	6,210,549	6,961,341
Loans held for sale, net of valuation allowance of $0	1,305,876	46,714
Loans, net of the allowance for loan loss of $2,355,202 and $2,487,793, respectively	82,215,165	96,399,833
Federal Home Loan Bank stock, at cost	1,875,500	1,875,500
Accrued interest receivable	647,328	736,685
Property and equipment, net	1,851,318	1,876,568
Other assets	4,708,345	4,972,971

Total assets	$ 130,867,510	$ 138,753,974

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Deposits	$ 81,587,300	$ 91,573,090
Federal Home Loan Bank advances	36,000,000	36,000,000
Advances from borrowers for taxes and insurance	197,271	304,200
Accrued interest payable	426,385	228,262
Accrued expenses and other liabilities	2,155,138	1,015,692

Total liabilities	120,366,094	129,121,244

Stockholders' equity:
Preferred stock, $.01 par value; 500,000 shares authorized;
none issued	-	-
Common stock, $.01 par value; 3,500,000 shares authorized; 966,000 shares issued; 671,037 and 671,062 shares outstanding, respectively	9,660	9,660
Additional paid-in capital	9,288,369	9,280,419
Retained earnings, substantially restricted	5,352,815	4,591,232
Accumulated other comprehensive income	125,811	65,985
Treasury stock; at cost, 294,963 and 294,938 shares, respectively	(4,045,234)	(4,044,935)
Unearned Recognition and Retention Plan (RRP) shares; 1,672 and 2,422 shares, respectively	(23,215)	(33,630)
Unallocated Employee Stock Ownership Plan (ESOP) shares; 20,679 and 23,600 shares, respectively	(206,790)	(236,001)
Total stockholders' equity	10,501,416	9,632,730

Total liabilities and stockholders' equity	$ 130,867,510	$ 138,753,974

See accompanying notes to condensed consolidated financial statements.
Sobieski Bancorp, Inc. And Subsidiary
Condensed Consolidated Statements Of Income
for the three and six months ended December 31,2002 and 2001

Three Months Ended December 31,			Six Month Ended December 31,
	2002	2001	2002	2001
Interest Income:	(Unaudited)		(Unaudited)
Loans	$ 1,538,408	$ 1,802,898	$ 3,306,593	$3,629,966
Securities - taxable	358,387	330,307	703,943	721,518
Interest-bearing deposits	19,110	35,579	42,204	71,978
Securities - tax exempt	10,887	10,962	21,761	21,907
Total interest income	1,926,792	2,179,746	4,074,501	4,445,369

Interest expense:
Interest on deposits	718,542	923,573	1,524,789	1,889,332
Interest on borrowings	509,656	429,447	1,019,312	883,907
Total interest expense	1,228,198	1,353,020	2,544,101	2,773,239

Net interest income	698,594	826,726	1,530,400	1,672,130

Provision for loan losses	152,525	-	152,525	180,000

Net interest income after provision for loan losses	546,069	826,726	1,377,875	1,492,130

Non-interest income:
Fees and service charges	37,308	79,135	89,113	143,374
Gain on sale of securities	6,992	3,750	6,992	5,814
Gain on sale of loans	265,291	68,813	392,602	128,931
Insurance benefits	1,525,000	-	1,525,000	99,202
Other income	17,032	7,795	30,222	8,689

Total non-interest income	1,851,623	159,493	2,043,929	386,010

Non-interest expenses:
Compensation and benefits	439,687	389,542	863,715	746,763
Professional fees	219,276	31,297	336,948	64,401
Occupancy and equipment	86,547	86,082	168,851	164,377
Federal deposit insurance premiums	3,952	3,678	7,727	7,292
Advertising and promotion	6,544	19,101	18,134	32,165
Service bureau expense	53,945	46,884	108,163	89,932
Loss on sale and valuation allowance for REO and repossessed assets	197,287	-	197,287	-
Other operating expenses	172,413	99,684	293,388	232,243

Total non-interest expenses	1,179,651	675,981	1,994,213	1,337,173

Income before income taxes	1,218,041	310,238	1,427,591	540,967

Provision for income taxes	479,608	123,014	561,287	176,258

Net income	$ 738,433	$ 187,224	$ 866,304	$ 364,709

Basic earnings per common share	$ 1.14	$ 0.29	$ 1.34	$ 0.57
Diluted earnings per common share	$ 1.14	$ 0.29	$ 1.34	$ 0.56

Dividends per common share	$ 0.085	$ 0.08	$ 0.17	$ 0.16
See accompanying notes to condensed consolidated financial statements.
Sobieski Bancorp, Inc. And Subsidiary
Condensed Consolidated Statements Of Comprehensive Income
for the three and six months ended December 31, 2002 and 2001

	Three Months Ended December 31,		Six Months Ended December 31,
	2002	2001	2002	2001
	(Unaudited)		(Unaudited)

Net Income	$ 738,433	$ 187,224	$ 866,304	$ 364,709
Other comprehensive income, net of tax:
Unrealized appreciation (depreciation) on available- for-sale securities	37,291	(28,132)	59,826	58,625
	_________	_________	_________	_________

Total comprehensive income	$ 775,724	$ 159,092	$ 926,130	$ 423,334

See accompanying notes to condensed consolidated financial statements.
Sobieski Bancorp, Inc. And Subsidiary
Condensed Consolidated Statements Of Cash Flows
for the six months ended December 31, 2002 and 2001	Six Months
	Ended December 31,
		2002 2001
		(Unaudited)
Cash flows from operating activities:
Net income	$ 866,304	$ 364,709
Adjustments to reconcile net income to net cash
from operating activities:
Depreciation	65,068	81,282
Provision for loan losses	152,525	180,000
Lower of cost or market adjustment on loans held for sale	-	10,478
Lower of cost or market adjustment on repossessed assets	246,590	-
Loss (Gain) on sale of real estate owned, net	23,712	(10,630)
Gain on the sale of securities	(6,992)	(5,814)
Gain on sale of loans	(392,602)	(128,931)
ESOP expense	36,246	41,909
RRP expense	9,151	16,106
Amortization of premiums and accretion of discounts, net	91,380	88,510
Proceeds from loans held for sale	12,641,985	7,431,927
Loans originated for sale	(13,511,335)	(8,216,382)
Net change in
Accrued interest receivable	89,357	(874)
Other assets	2,382,538	(290,130)
Accrued interest payable	198,123	(741,593)
Accrued expenses and other liabilities	1,141,624	381,646
Net cash from operating activities	4,033,674	(797,787)

Cash flows from investing activities:
Proceeds from maturities of certificates of deposits	495,000	1,289,000
Proceeds from maturities of securities		300,000
Proceeds from sales of securities	1,015,495	1,963,536
Purchase of securities	(6,693,030)	-
Principal reductions of securities	5,035,804	3,522,457
Proceeds from sale of repossessed assets	77,500	1,013,175
Proceeds from sale of real estate owned	89,590	72,817
Net decrease (increase) in loans	11,441,433	(9,476,957)
Purchase of Federal Home Loan Bank stock		(50,000)
Purchase of property and equipment, net	(39,818)	(149,289)
Net cash from investing activities	11,421,974	(1,515,261)

Cash flows from financing activities:
Net change in deposits	(9,985,790)	6,687,037
Decrease in advances from borrowers
for taxes and insurance	(106,929)	(54,321)
Net decrease in federal funds purchased	-	-
Proceeds from Federal Home Loan Bank advances	-	9,000,000
Repayment of Federal Home Loan Bank advances		(8,000,000)
Purchase of treasury stock	(299)	-
Cash dividends paid	(104,719)	(102,742)
Net cash from financing activities	(10,197,737)	7,529,974
Net change in cash and cash equivalents	5,257,911	5,216,926

Cash and cash equivalents at beginning of period	6,033,199	3,756,795

Cash and cash equivalents at end of period	$ 11,291,110	$ 8,973,721
Non cash transactions:

Transfer to real estate owned from loans	$ 2,211,987	$ 99,735
Transfer to other assets from loans	$ 381,513	$ 1,022,213

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

The condensed consolidated financial statements included herein have been prepared by the registrant pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the registrant believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of the Company's consolidated financial position, results of operations and cash flows for the periods presented. The consolidated results of operations for the interim periods presented are not necessarily indicative of the results that may be expected for the full year. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company's consolidated financial statements included in the Company's Annual Report on Form 10-KSB for the fiscal year ended June 30, 2002.

The Company cautions that any forward looking statements contained in this report involve risks and uncertainties and are subject to change based on various factors. Actual results could differ materially from those expressed or implied. See "Forward-Looking Statements" in Item 2 of Part I of this report.

B.        ACCOUNTING POLICIES.

 Securities

Securities that may be sold as part of the Company's asset/liability or liquidity management or in response to or in anticipation of changes in interest rates and resulting prepayment risk, or for other similar factors, are classified as available-for-sale and carried at fair market value. Unrealized holding gains and losses on securities classified as available-for-sale are reported net of related deferred income taxes as a separate component of stockholders' equity. Securities that the Bank has the ability and positive intent to hold to maturity are classified as held-to-maturity and carried at amortized cost. Trading securities are carried at fair market value with unrealized holding gains and losses included in earnings. Gains and losses on all securities transactions are recognized when sold as determined by the identified certificate method. Securities are written down to fair value when a decline in fair value is not temporary. The Company had no trading securities at December 31, 2002.

Foreclosed Real Estate and Other Foreclosed Property

Real estate and other foreclosed properties acquired through, or in lieu of, loan foreclosure are initially recorded at the lower of carrying amount or fair value less cost to sell at the date of foreclosure, establishing a new cost basis. Any reduction to fair value less the cost to sell from the carrying value of the related loan at the time of acquisition is accounted for as a loan loss and charged against the allowance for loan losses. Subsequent valuations are performed by management and valuation allowances are adjusted through a charge to income for changes in

Sobieski Bancorp, Inc. And Subsidiary
Notes To Condensed Consolidated Financial Statements Cont.

fair value or estimated selling costs to reflect the lower of the current basis or the current fair value less the cost to sell.

Allowance For Loan Losses

The allowance for loan losses is a valuation allowance for probable incurred credit losses and is established through periodic provisions for loan losses charged to current earnings based on management's evaluation of the probable credit losses presently inherent in the Bank's loan portfolio, including those loans which are specifically monitored by management. Estimating the risk of loss and the amount of loss on any loan is necessarily subjective and includes review when management determines that full collectibility of a loan may not be reasonably assured. In establishing an allowance, reviews of an individual loan include among other risk factors, the classification of the loan, the estimated fair value of the underlying collateral and the discounted present value of expected future cash flows.

Management performs periodic evaluations of the adequacy of the allowance. Management determines the need to individually evaluate loans based on known information about the credit, including the financial condition of the borrower and the delinquency status of the loan. Management evaluates such loans using a process that considers specific factors affecting the individual borrower including the financial condition of the borrower and current regional and national economic conditions affecting the borrower, ability of the borrower to repay the loan and the underlying estimated fair value of collateral. All loans that are not individually evaluated are grouped. A percentage allocation requirement is applied based on historical loss factors and current regional and national economic factors. A higher percentage allocation requirement is applied to groups of consumer and commercial loans than to mortgage loans. Historical loss factors exclude the losses incurred during 2002 on the fraudulent and unauthorized loans that are discussed below. Management at times allocates specific allowance amounts for individual loans; however, the entire allowance is available for any loan charge-off. Charge-offs on specific loans are charged against the allowance for loan losses when uncollectability of the loan is confirmed. Management expects that as the size of the loan portfolio changes and economic and other factors change, the allowance for loan losses may change. In addition, the Bank's regulators, as part of the examination process, periodically review the Company's allowance for loan losses. The regulators may require additions to the allowance based on their assessment of the information available to them at the time of examination. No assurance can be made as to the amount or timing of additional provisions that may be required by the regulators.

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

The Company's allowance for loan losses and impaired loans at December 31, 2002 aggregated approximately $2,355,000 and $11,414,000, respectively, compared to $2,488,000 and $13,516,000 at June 30, 2002. The primary reason for the decline in impaired loans is the repossession of related collateral totaling approximately $2,594,000.

Sobieski Bancorp, Inc. And Subsidiary
Notes To Condensed Consolidated Financial Statements Cont.

Earnings Per Common Share

Basic earnings per share is computed by dividing net income by the weighted average number of shares of common stock outstanding. For the three and six-month periods ended December 31, 2002, the weighted average number of common shares used in the computation of basic earnings per share was 647,736 and 646,753 respectively. The weighted average number of common shares for the same periods in 2001 were 640,263 and 638,547.

Diluted earnings per share is computed by dividing net income by the weighted average number of shares of common stock outstanding for basic earnings per share plus the dilutive effect of outstanding stock options and non-vested shares awarded under the Recognition and Retention Plan (RRP). For the three and six-month periods ended December 31, 2002, the weighted average number of common shares used in the computation of diluted earnings per share were 648,483 and 648,449, respectively. The weighted average number of common shares for the same periods in 2001 were 646,226 and 645,806 respectively.

Shares held by the ESOP and the restricted shares awarded under the RRP are not considered in the weighted average number of shares outstanding until such shares are released for allocation to an ESOP participant's individual account or vested, in the case of the RRP.

Benefit Plans
During the quarter ended December 31, 2002, the Company amended the Stock Option and Incentive Plan and the Recognition and Retention Plan to provide for accelerated vesting of currently outstanding, non-vested stock options and RRP shares in the event of a change in control. In addition, the Company entered into a new employment contract with its new CEO, Steven C. Watts. Under the terms the Company's employment contracts the separation of employment between the Company and those covered by such employment contracts may require payments in excess of amounts accrued.

Reclassification
Certain amounts appearing in the prior year financial statements have been reclassified to conform to the current year presentation.

Sobieski Bancorp, Inc. And Subsidiary
Notes To Condensed Consolidated Financial Statements Continued

C.      Loans AND ALLOWANCE FOR LOAN LOSSES.

The following is a summary of activity in the allowance for loan losses for the six-month periods ended December 31, 2002 and 2001.

	2002	2001
Balance June 30	$ 2,487,793	$ 339,900
Provision charged to expense	152,525	180,000
Charge-offs	(288,116)	(74,900)
Recoveries	3,000	-
Balance December 31	$ 2,355,202	$ 445,000

Summarized below is information related to impaired loans.

December 31, 2002		June 30, 2002
Period end loans with no allowance for loan losses allocated	$ -	$ -
Period end loans with allowance for loan losses allocated	11,413,583	13,516,421
Total impaired loans	$11,413,583	$ 13,516,421
Amount of allowance allocated to these loans	$ 1,863,539	$ 1,691,581
Average balance of impaired loans during the quarter/year	$ 11,501,655	$ 2,180,600

In May of 2002, the Bank's Audit Committee identified certain loans that were made by a former employee of the Bank that were unauthorized and fraudulently conveyed or otherwise made without properly following the Bank's lending policies and procedures. The majority of these loans, totaling approximately $9.6 million, were made in the Company's fiscal year ended June 30 2002. Based on an initial review of the documentation supporting these loans, including collateral and borrower financial information, the Company recorded a provision for loan losses of $715,000 for these loans in the third quarter of fiscal year 2002.

The Bank's further review and investigation of these and other loans, aided by outside contractors and law enforcement agencies, revealed various fraudulent activities and irregularities. Based on management's current understanding of the financial condition of the borrowers, management currently believes that these loans are primarily collateral dependent. Accordingly, in the fourth quarter of the fiscal year ended June 30, 2002, the Company considered all these loans impaired, placed all of these loans on non-accrual status and recorded an additional provision for loan losses of approximately $3.6 million for these loans, based on the deficiency of the estimated collateral value as compared to the outstanding balance of these loans. In addition, in the fourth quarter of fiscal 2002, the Company charged off approximately $3.3 million of these loans.

As of December 31, 2002, the outstanding balance of these loans totaled approximately $3.9 million. Management has allocated a specific allowance allocation of approximately $1.1 million for these loans. The Company continues to vigorously work with legal counsel and regulatory and federal authorities to pursue all available avenues for collection. Through December 31, 2002, the Company, aided by federal authorities, had repossessed collateral securing certain of those loans believed by management to be valued at approximately $2.1 million and transferred the $2.1 million from loans to other assets. The Company is pursuing recovery of additional assets totaling approximately $2.8 million in net realizable proceeds and has received $1.5 million of bond claims proceeds stemming from the unauthorized and

Sobieski Bancorp, Inc. And Subsidiary
Notes To Condensed Consolidated Financial Statements Continued.

fraudulent loan activity by the former employee. In addition to the anticipated recovery of the aforementioned assets, the Company has filed for prior year federal income tax refunds of $1.3 million as a result of loss carrybacks arising from the loan charge-offs on these fraudulent loans. As previously announced by the Company in August of 2002, this former employee pleaded guilty to charges of bank fraud stemming from his involvement in making these loans.

As of December 31, 2002, approximately $6.5 million of additional loans, exclusive of the aforementioned unauthorized and fraudulent loans, are classified as impaired because of unauthorized lending activities, credit quality concerns and loan documentation issues, primarily attributable to the actions of the former employee involved in the bank fraud. Management has allocated a specific allowance allocation of approximately $0.6 million for these loans.

D.      RESTRICTIONS AND UNCERTAINTIES.

At December 31, 2002, the Bank returned to its regulatory capitalization classification of well capitalized under the regulatory framework for prompt corrective action at June 30, 2002 and September 30, 2002 the Bank was classified as adequately capitalized). At December 31, 2002, none of the Bank's retained earnings were available for distribution to the parent company, without prior regulatory approval. Thus, without such approval, cash dividends to the Company's shareholders are limited to funds available at the parent company.

On October 21, 2002, the Company announced that a moratorium on granting new commercial loans had been instituted on the Bank as a result of a directive from the Office of Thrift Supervision (OTS). Accordingly, the Bank may not grant new commercial loans until further notice from the OTS; however, it may fund commercial loan commitments and renew commercial loans in existence at the time of the issuance of the OTS directive.

Based on the preliminary findings of its September 9, 2002 examination of the Bank, the OTS deemed the Bank to be in "troubled condition", primarily as a result of concerns associated with the unauthorized and fraudulent loans made by a former employee. Until further notice from the OTS, the Bank will be restricted significantly in its asset growth, will be subject to paying an increased deposit insurance premium and is subject to other regulatory restrictions. The OTS has informed the Bank that it may impose additional directives on the Bank; however the nature and extent of such additional directives, if any, are uncertain at this time. The final results of the September 9 examination are expected to be delivered to the Bank's Board of Directors in March 2003.

Sobieski Bancorp, Inc. And Subsidiary
Notes To Condensed Consolidated Financial Statements Concluded.

E.      RELATED PARTY TRANSACTIONS

Related party transactions with executive officers, directors and their related parties are presented as of December 31, 2002.

	Amounts	Weighted Average Rates
Deposit relationships:
Checking accounts	$ 30,624	0.59%
Savings and club accounts	144,125	1.09%
Money market accounts	4,676	1.00%
Certificates of deposit	1,112,463	2.71%
	$1,291,888	2.47%

Extensions of credit:
Residential mortgages	$ 558,656	5.70%
Lines of credit	9,088	18.00
Commercial real estate	512,629	6.59
	$1,080,372	6.23%

All rates and terms are at the established prevailing Bank's rates on the transaction date for both deposits and extensions of credit. Directors, officers and employees are given a 1% rate reduction limited to their 1st mortgage on their primary residence while employed or serving on the corporation's board.

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

Important factors that could cause actual results to differ materially from the results anticipated or projected include, but are not limited to, the following: (1) the credit risks of lending activities, including changes in the level and direction of loan delinquencies and write-offs; (2) changes in management's estimate of the adequacy of the allowance for loan losses and requirements by the OTS that additional provisions for loan losses be made, including possible additional provisions for loan losses necessitated by the unauthorized and fraudulent loans made by a former employee of the Bank; (3) the restrictions imposed by the OTS on the Bank's commercial lending activities and asset growth and the possibility that additional restrictions will be imposed on these and/or other aspects of the Bank's operations; (4) competitive pressures among depository institutions; (5) interest rate movements and their impact on customer behavior and the Company's net interest margin; (6) the impact of repricing and competitors' pricing initiatives on loan and deposit products; (7) the Company's ability to adapt successfully to technological changes to meet customers' needs and developments in the marketplace; (8) the Company's ability to access cost-effective funding; (9) changes in financial markets and general economic conditions; (10) new legislation or regulatory changes; and (11) changes in accounting principles, policies or guidelines.

The Company does not undertake any obligation to update any forward-looking statement to reflect circumstances or events that occur after the date on which the forward-looking statement is made.

Financial Condition

The Company's total assets decreased $7.9 million during the six months ended December 31, 2002, to $130.9 million from $138.8 million at June 30, 2002. The decrease was due mainly to decreases in net loans of $14.2 million offset by increased cash and cash equivalents of $5.3 million and increased loans held for sale of $1.3 million.

The Company's total liabilities decreased $8.7 million from $129.1 million at June 30, 2002, to $120.4 million at December 31, 2002. The decrease was due primarily to an overall $10.0 million reduction in deposit levels, principally public funds deposits, offset by $1.1 million in additional accrued expenses and other liabilities. Deposits decreased from $91.6 million at June 30, 2002 to $81.6 million at December 31, 2002.

The significant reduction in overall assets and liabilities reflects management's efforts to mitigate interest rate risk and augment earnings by allowing a run-off of more costly deposits invested principally in short-term lower yield earning assets.

Stockholders' equity increased by $0.9 million from $9.6 million at June 30, 2002 to $10.5 million at December 31, 2002. The increase is primarily from year to date net income of $866,000, increased unrealized appreciation of available-for-sale securities of $60,000 and a total of $40,000 from reduced unearned RRP shares and unallocated ESOP shares offset by $105,000 of cash dividends paid.

Item 2.  Management's Discussion And Analysis of Financial
              Condition And Results of Operations, Continued.

As a result of a recent directive from the Office of Thrift Supervision, the Bank may not grant new commercial loans; however, it may fund commercial loan commitments and renew commercial loans in existence at the time of the issuance of the directive. While it is not known for how long this restriction will be in place, management believes it will result in a reduction of the outstanding balance of commercial loans, and the percentage of the Company's loan portfolio held in commercial loans which are the Company's highest yielding assets.

Results of Operations

General. The Company recorded net income for the three months ended December 31, 2002 of $738,000 an increase of $551,000 over net income of $187,000 for the same period in 2001. For the six months ended December 31, 2002, net income was $866,000, which is an increase of $501,000 over the reported net income of $365,000 of the prior year's period. The increase in net income for the quarter to date and year to date periods is primarily from increases in gains on the sale of loans and insurance benefits in regards to bond recovery on the fraudulent loans offset by reduced net interest income, repossessed asset write-down, higher non-interest expense and increased income taxes.

In addition, as discussed above in Note D to the Condensed Consolidated Financial Statements, the Bank will be restricted significantly in its asset growth for an indefinite period of time as a result of being deemed by the OTS to be in "troubled condition." Specifically, without the prior written approval of the OTS, the Bank may not increase its total assets during any quarter in excess of an amount equal to net interest credited on deposit liabilities during the quarter. This inability to increase assets may materially reduce the Company's interest income and may have a material adverse effect on the Company's results of operations.

Net Interest Income. The Company's net income is primarily dependent upon net interest income. Net interest income was $699,000 and $1.53 million for the three and six-month period ended December 31, 2002, respectively, as compared to $827,000 and $1.67 million for the same period in the prior year.

The six-month decrease of $142,000 was primarily the result of decreased interest from loans of $323,000 along with lower taxable security and interest bearing deposit income offset by net reduced funding costs of $229,000.

Interest income decreased $253,000 to $1.93 million for the three-month period ended December 31, 2002, from $2.18 million for the comparable 2001 period. During the six-month period ended December 31, 2002, interest income decreased by $371,000 from $4.45 million to $4.08 million over the comparable 2001 period. Average earning assets for the six-month period ended December 31, 2002 increased $4.9 million adding volume generated interest earnings of $36,000. Lower rates offset volume gains by $407,000 resulting in a net decrease of $371,000 in lower interest income over the prior 2001 period. The yield on earning assets decreased 84 basis points to 6.28% for the 2002 period from 7.12% for the comparable 2001 period.

Interest expense for the three-month period ended December 31, 2002 was $1.23 million compared with $1.35 million for the comparable period in the prior year. During the six-month period ended December 31, 2002, interest expense decreased $229,000 from $2.77 million to $2.54 million over the comparable 2001 period. The decrease in interest expense of $229,000 was in part due to lower average deposits rates of 119 basis points resulting in $528,000 of reduced deposit expense offset by $165,000 of added expense attributable to $7.9 million of higher average deposit levels. Additionally, higher FHLB borrowing levels and rates added $134,000 of overall interest expense. Funding cost decreased to 3.97% or 78 basis points for the 2002 period from 4.75% for the 2001 period. The lower funding cost is due to the lower rate environment.

Provision for Loan Losses. During the six months ended December 31, 2002, the Company had provisions for loan losses totaling $153,000 compared with a provision of $180,000 for the comparable

Item 2.  Management's Discussion And Analysis of Financial
              Condition And Results of Operations, Continued.

period in the prior year. At December 31, 2002, the Company's allowance for loan losses totaled $2,355,000 or 2.86% of net loans and 44.24% of total non-performing loans. As of June 30, 2002, the Company's allowance for loan losses totaled $2,488,000 or 2.58% of net loans and 34.76% of total non-performing loans. (For further information see footnote C to the Condensed Consolidated Financial Statements.)

No provisions for loan losses were recorded during the three months ended September 30, 2002. However, after review of updated collateral and financial information primarily related to the unauthorized and fraudulent loans that were discovered in the Company's prior fiscal year, the Company recorded a $153,000 provision during the quarter ended December 31, 2002. It is possible that additional provisions for loan losses will have to be made in future periods as a result of subsequent developments in the unauthorized and fraudulent loans matter, and such additional provisions could come from management reassessment or at the direction of the OTS, the Bank's primary federal regulator.

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

Non-Interest Income. Non-interest income consists primarily of fees and service charges on customers' accounts, including transaction fees, loans and investment sales gains and other income. Non-interest income increased by $1.69 million to $1.85 million for the three-months ended December 31, 2002, primarily from a $1.53 million aforementioned fidelity insurance bond payment and $196,000 of increased gain on the sale of loans. For the six-month period ended December 31, 2002, non-interest income increased by $1.66 million to $2.04 million from $386,000 in the prior period principally from increased insurance proceeds, gains on sales of loans offset by lower fees and service charges.

Non-Interest Expense. Non-interest expenses were $1.18 million and $2.00 million for the three and six-month periods ended December 31, 2002, compared to $676,000 and $1.34 million for the same periods last year. The increase of $659,000 for the six-month period ended December 31, 2002 compared to the same period last year was due primarily to: (a) $117,000 of compensation and benefits increases attributable to higher wages, staff increases, health and benefit program increases and severance expenses offset by loan origination expense deferrals, and lower retirement compensation and benefit program expenses, (b) $18,000 of cost increases in connection with service bureau services relating to added product lines, (c) $247,000 of increased professional services primarily legal and outside consulting services in connection with the unauthorized and fraudulent loans made by a former employee, (d) $197,000 of OREO and other asset write-downs and loss on sales, and (e) $61,000 net other operating expense increases

As a result of the Bank being deemed by the OTS to be in "troubled condition," the Bank will be subject to paying an increased deposit insurance premium.

Income Taxes. Income taxes for the six months ended December 31, 2002, were $561,000 on pre-tax income of $1,428,000, an effective tax rate of 39.3% as compared to the prior period income taxes of $176,000 on pre-tax income of $541,000, an effective tax rate of $32.5%. The primary reason for the lower prior period effective tax rate was the $99,000 non-taxable life insurance death benefit.

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

 At December 31, 2002, the Company had $36.0 million in outstanding advances from the FHLB, used primarily to fund internally originated loans and other investments.

The Company uses its liquidity resources principally to meet loan originations, ongoing commitments to fund maturing certificates of deposit, deposit withdrawals and to meet operating expenses. Federal regulations require the Bank to maintain sufficient liquidity to maintain its safe and sound operation. Management believes that the level of the Bank's liquid assets at December 31, 2002, as well as repayments and other sources of funds will be adequate to meet the Company's foreseeable liquidity needs.

The following table presents off-balance-sheet contractual obligations and commitments of the Company as of December 31, 2002.

	(In Thousands)
	2002	2001

Undisbursed balance of loans closed	$ 3,409	$ 428
Commitments to originate loans	1,735	5,354
Commitments to sell loans	1,311	1,098
Unused consumer lines of credit	6,302	3,929
Unused commercial lines of credit	687	5,451
Letters of credit	1,500	1,500
Other contingent liabilities	275	290
Total off-balance-sheet obligations and commitments	$ 15,219	$ 18,050

The Bank's actual and required capital amounts and ratios are as follows:
	(Dollars in Millions)

	Actual		Required for Adequate Capital		To Be Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2002
Total risk-based capital (to risk-weighted assets)	$ 8.7	12.0%	$ 5.8	8.0%	$ 7.2	10.00%
Tier 1 risk-based capital (to risk-weighted assets)	7.8	10.7%	2.9	4.0%	4.3	6.00%
Core capital (to adjusted total assets)	7.8	5.9%	3.9	3.0%	6.5	5.00%
Tangible capital (to adjusted total assets)	7.8	5.9%	2.0	1.5%	NA	NA

At December 31, 2002, the Bank was classified as well capitalized.

Item 2.  Management's Discussion And Analysis of Financial
              Condition And Results of Operations, Concluded.

New Accounting Pronouncement

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
    Changes in Internal Controls:
    Following the discovery by the Company in May 2002 of the unauthorized and fraudulent loans made by a former employee, the Company made changes to its internal controls intended to address weaknesses in the areas of loan approvals, loan documentation and loan disbursements. The significant changes initially made include the following:

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

    In September 2002, the Company also engaged an independent accounting firm (not affiliated with the Company's independent auditors) to conduct a review of the Company's internal controls. The results of that review were presented to the Company's Board of Directors and management in October 2002. After thorough review of the accounting firm's recommendations for strengthening internal controls and procedures, management developed an Internal Control Plan for the Bank, which was presented to the Board of Directors. Based on board review and discussion, a final plan was developed with a timetable for implementation of the key recommendations. The significant changes made to date based on the recommendation include the following:

           - having the data processing vendor which prepares statements for loan customers send these statements directly to customers. Previously, these statements were sent to the Bank, and then the Bank forwarded the statements to customers.

           - further segmentation of duties among loan department personnel. Specifically, employees responsible for loan disbursements are no longer involved in the loan approval and booking process, and vice versa.

           - movement of all commercial loans from their existing loan tracking systems, which were designed for mortgage loans, to loan tracking systems designed for commercial loans. This

Item 3.  Controls and Procedures Continued

change is expected to enable better monitoring of and reporting on commercial loans.

       - engagement of the independent accounting firm which conducted the review of the Company's internal control systems to perform the Company's internal audit function for calendar year 2003 under the direct supervision of the Company's Audit Committee. Planning for the firm's visit scheduled for March, 2003 has already taken place.

In addition to taking the steps described above, the Company has identified an additional matter requiring attention. Specifically, the Company has noted that certain accounts maintained by the Bank require current reconciliation procedures. This matter is in the process of being addressed.
PART II. OTHER INFORMATION
Item 1.	Legal Proceedings
None

Item 2.	Changes in Securities
None

Item 3.	Defaults Upon Senior Securities
None

Item 4.	Submission of Matters to a Vote of Security Holders
a) On November 12, 2002, the Company held its Annual Meeting of Stockholders.
b) At that meeting, Thomas F. Gruber and Joseph F. Nagy were elected Directors for terms to expire in 2005.
c) Stockholders voted on the following matters:
(i) The election of the following Directors of the Company
Votes
For	Withheld
Thomas F. Gruber	483,853	68,822
Joseph F. Nagy	494,786	57,889

(ii) The ratification of the appointment of Crowe, Chizek and Company LLP as independent auditors of the Company for the fiscal year ending June 30, 2003.
Votes
For	Against	Abstain
419,305	59,476	73,894

Item 5.	Other Information
None

Item 6.	Exhibits and Reports on Form 8-K
(a) Exhibits
Regulation S-B Exhibit Number	Document	Reference to Prior Filing or Exhibit Number Attached Hereto
2	Plan of Acquisition, Reorganization, Arrangement, Liquidation or Succession	None
3.1	Certificate of Incorporation	*
3.2	Bylaws	*
10	Executive Compensation Plans and Arrangements:
Employee Stock Ownership Plan	*
Stock Option and Incentive Plan	*
Stock Option and Incentive Plan Amendment	Exhibit 10.1
Recognition and Retention Plan	*
Recognition and Retention Plan Amendment	Exhibit 10.2
Sobieski Bancorp, Inc. Fee Continuation Plan for Retired Directors	**
Sobieski Bank Fee Continuation Plan for Retired Directors	**
Sobieski Bank Supplemental Executive Retirement Plan	**
Termination Severance contract with Thomas F. Gruber	Exhibit 10.3
PART II. OTHER INFORMATION Continued

Employment contract with Steven C. Watts	Exhibit 10.4
11	Statement re: computation of per share earnings	Not Required
15	Letter on unaudited interim financial information	Not Required
18	Letter re: change in accounting principles	None
19	Reports furnished to security holders	None
22	Published report regarding matter submitted to vote	None
23	Consent of experts	Not Required
24	Power of Attorney	Not Required
99	Certification Pursuant to Section 906 of Sarbanes-Oxley Act	Exhibit 99

_______________

*          Filed on December 30, 1994, as exhibits to the Company's Form S-1 registration statement (File number 33-88078). All of such previously filed documents are hereby incorporated by reference in accordance with Item 601 of Regulation S-B.
**        Filed as exhibits with the September 30, 1999 10-QSB filing.

PART II. OTHER INFORMATION CONTINUED

(b) Reports on Form 8-K

October 4, 2002: Sobieski Bancorp, Inc. announced that its 2002 Annual Meeting of Stockholders scheduled for October 28, 2002 at 2:00 p.m. was changed to November 12, 2002 at 2:00 p.m. Eastern Standard Time at the Company's main office.

October 22, 2002: Sobieski Bancorp, Inc. announced earnings for the quarter-ended September 30, 2002 and also announced that a moratorium on granting new commercial loans had been instituted by a directive from the Office of Thrift Supervision, its primary regulator.

November 27, 2002: Sobieski Bancorp, Inc. announced the immediate resignation of Thomas F. Gruber as President and Chief Executive Officer of the Company and the Bank, and that Gregory J. Matthews was named interim President and CEO of the Company and the Bank.

December 18, 2002: Sobieski Bancorp, Inc. announced the appointment of Steven C. Watts as President and Chief Executive Officer of the Company and the Bank, effective January 1, 2003.

December 24, 2002: Sobieski Bancorp, Inc. announced the receipt of a settlement of $1.525 million in bond claims from the unauthorized and fraudulent loan activity of a former employee of Sobieski Bank.

    SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                                                    Sobieski Bancorp, Inc.
                                                                                          (Registrant)

Date:         February 13, 2003                                    By:
                                                                                                  Steven C. Watts
                                                                                      President and Chief Executive Officer

Date:          February 13, 2003                                   By:
                                                                                                       Arthur Skale
                                                                                                      Vice President of Finance
                                                                                              and Chief Financial Officer

    Certifications

I, Steven C. Watts, certify that:

1.  I have reviewed this quarterly report on Form 10-QSB of Sobieski Bancorp, Inc.;

2.  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.  The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a)  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b)  evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c)  presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.  The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a)  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b)  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.  The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:       February 13, 2003

                                                                              Steven C. Watts
                                                                       President and Chief Executive Officer

    Certifications Continued

I, Arthur Skale, certify that:

1.  I have reviewed this quarterly report on Form 10-QSB of Sobieski Bancorp, Inc.;

2.  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.  The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a)  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b)  evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c)  presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.  The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a)  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b)  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.  The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:       February 13, 2003

                                                                                                                   Arthur Skale
                                                                              Vice President of Finance and Chief Financial Officer

Exhibit 99

Certification Pursuant to Section 906 of
Sarbanes - Oxley Act

    Certifications Concluded

Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, each of the undersigned hereby certifies in his capacity as an officer of Sobieski Bancorp, Inc. (the "Company") that the Quarterly Report of the Company on Form 10-QSB for the quarterly period ended December 31, 2002 fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934 and that the information contained in such report fairly presents, in all material respects, the financial condition and results of operations of the Company as of the dates and for the periods presented in the financial statements included in such report.

Dated: February 13, 2003                                                _________________________________
                                                                                                                Steven C. Watts
                                                                                              President and Chief Executive Officer

Dated: February 13, 2003                                                  _________________________________
                                                                                                                Arthur Skale
                                                                                          Vice President and Chief Financial Officer

Exhibit - 10.1
Stock Option and Incentive Plan Amendment
December 31, 2002

Resolutions

WHEREAS, the Sobieski Bancorp, Inc. 1995 Stock Option and Incentive Plan (the "Option Plan") permits the Corporation's Board of Directors to amend the Option Plan, subject to Office of Thrift Supervision (the "OTS") regulations, without shareholder approval except in circumstances not here relevant;

       WHEREAS, the OTS has recently amended its regulations to permit the vesting of stock options and management recognition grants in the event of a change in control of the corporation making such awards.

       WHEREAS, the Board of Directors deems it advisable to amend the Option Plan to permit vesting of options and other awards under the Option Plan in the event of a change in control of the Corporation or its savings association subsidiary.

       NOW, THEREFORE, BE IT RESOLVED, that the Option Plan shall be amended by adding a new Section 21 thereto which shall read in its entirety as follows:

            "21. Change in Control. Notwithstanding any other provision in this Plan, in the event of a Change in Control, all Options and other Awards previously granted and still outstanding under the Plan regardless of their terms shall become exercisable in full immediately prior to the consummation of the
            Change in Control, and holders of such Options and other Awards, in addition to any other rights they may have with respect to such Awards under this Plan and the instrument evidencing the grant of the Award, shall have sixty (60) days following a Change in Control to exercise those Options and other Awards. For this purpose, "Change in Control" shall mean a change in control of the
            Corporation or of the Association, within the meaning of 12 C.F.R. 574.4(a)
            (other than a change of control resulting from a trustee or other fiduciary
             holdingShares under an employee benefit plan of the Corporation or any of its subsidiaries)."

       RESOLVED FURTHER, that the foregoing amendment to the Option Plan be applied to outstanding stock options and that the Corporation's officers notify the current holders of stock options granted under the Option Plan of this amendment and advise them of its impact on the vesting of their stock options.

I, Jeanie M. Martz, the duly elected Secretary of Sobieski Bancorp, Inc. hereby certify that the foregoing is a true and accurate copy of the resolutions unanimously adopted by the Board of Directors of such corporation on the 31st day of December, 2002 at a meeting where all directors were present and acting throughout.

Date    December 31, 2002                                       By:___________________________
                                                                                                    Secretary

Exhibit - 10.2
Recognition and Retention Plan Amendment
December 31, 2002

Resolutions

          WHEREAS, the Sobieski Bancorp, Inc. Recognition and Retention Plan (the "Retention Plan") permits the Corporation's Board of Directors to amend the Retention Plan, subject to Office of Thrift Supervision (the "OTS") regulations, without shareholder approval;

          WHEREAS, the OTS has recently amended its regulations to permit the vesting of stock options and management recognition grants in the event of a change in control of the corporation making such awards.

          WHEREAS, the Board of Directors deems it advisable to amend the Retention Plan to permit vesting of Restricted Stock awards under the Retention Plan in the event of a change in control of the Corporation or its savings association subsidiary.

          NOW, THEREFORE, BE IT RESOLVED, that the Retention Plan shall be amended by adding a new Section 13 thereto which shall read in its entirety as follows:

                    "13. Change in Control. Notwithstanding any other provision in this
          Plan, all Shares of Restricted Stock subject to an Award held by a Participant whose Continuous Service as a director, advisory director, officer or employee of the Corporation and any Affiliate is involuntarily terminated within eighteen (18)
          months following a Change in Control (which termination may consist of a failure to renominate or reelect such person to serve as a director or an advisory director), shall be deemed fully vested as of the Participant's last day of service with the
          Corporation or an Affiliate. For this purpose, a Participant's decision to terminate his or her service as an employee of the Corporation and its Affiliates following a material diminution of or interference with the Participant's duties, responsibilities and benefits as an employee of the Corporation or the Association shall be deemed to constitute an involuntary termination of employment. For purposes of this
          Section 13, "Change in Control" shall mean a change in control of the Corporation or of the Association, within the meaning of 12 C.F.R. 574.4(a) (other than a change of control resulting from a trustee or other fiduciary holding Shares under an employee benefit plan of the corporation or any of its subsidiaries)."

          RESOLVED FURTHER, that the foregoing amendment to the Recognition Plan be applied to outstanding awards made under the Recognition Plan of this amendment and advise them of its impact on the vesting of their awards.

I, Jeanie M. Martz, the duly elected Secretary of Sobieski Bancorp, Inc. hereby certify that the foregoing is a true and accurate copy of the resolutions unanimously adopted by the Board of Directors of such corporation on the 31st day of December , 2002 at a meeting where all directors were present and acting throughout.

Date:   December 31, 2002                             By:___________________________
                                                                                          Secretary

Exhibit - 10.3
Agreement and General Release
(of former President and CEO Thomas F. Gruber)
December 31, 2002

AGREEMENT AND GENERAL RELEASE

This Agreement and General Release ("Agreement") is made and entered into by and between Sobieski Bank ("Employer") and Thomas F. Gruber ("Employee").

Employer and Employee entered into an Employment Agreement dated September 30, 2001 (the "Employment Agreement"). Employer and Employee have mutually agreed that Employee will resign as President and Chief Executive Officer effective November 26, 2002 but will remain an Employee of the Employer through December 31, 2002. Employer and Employee desire to reach an amicable agreement regarding the termination of the Employment Agreement and the separation of Employee's employment.

THEREFORE, in consideration of the mutual covenants and promises contained herein, Employer and Employee hereby agree as follows:

        1.     Termination of Employment Agreement. The Parties mutually agree to terminate the Employment Agreement effective November 26, 2002. All provisions of the Employment Agreement shall be null, void and unenforceable by either party, and shall be replaced entirely by the terms of this Agreement.

        2.     Employment through December 31, 2002. Employee's last day of employment with Employer shall be December 31, 2002 ("Termination Date"). Effective November 26, 2002, Employee shall resign his position as Chief Executive Officer and President of both Sobieski Bank and Sobieski Bancorp, Inc. Between November 26, 2002 and December 31, 2002, Employee's duties will be those assigned to him by the President and/or the Board of Directors and shall generally be in the nature of assisting in the transition of his former duties as President and Chief Executive Officer to a new President and Chief Executive Officer.

        3.     Compensation through December 31, 2002.

                  a.     Salary and Other Compensation. Employer shall pay Employee $1,750.00 less applicable taxes and withholdings, on or about December 7, 2002, December 14, 2002, December 21, 2002, and December 28, 2002. On January 4, 2003, Employer shall pay Employee the sum of $3,000.00, less applicable taxes and withholdings. As provided in Paragraph 3(d) below, such payments shall fully satisfy and extinguish any rights or claims Employee may have for accrued vacation, personal days, etc.

                  b.     Insurance. Employer shall continue to provide group health insurance for Employee and his dependents, as well as life insurance coverage, through the Termination Date on the same basis as such benefits have been previously provided to Employee. Upon Employee's termination, Employee shall have the option of transferring ownership of the life insurance policy provided by Employer.

                  c.     Employee Benefit Plans. Employee shall have the opportunity to continue to participate in Employer's ESOP, 401(k) and other benefit plans through December 31, 2002,

pursuant to the terms of such plans. After December 31, 2002, Employee shall have the opportunity to receive the benefits as provided in any plans in which he is vested, pursuant to the terms of such plans. The parties agree that Employee does not have any vested benefits under the Supplemental Executive Retirement Plan ("SERP").

                  d.     No Other Benefits. Employee acknowledges and agrees that the compensation provided to Employee under this Paragraph 3 includes payment for all of his unpaid accrued vacation and personal days and any other paid time-off, and Employee shall not be entitled to any additional payments for any earned, but unused vacation, personal or similar paid time-off upon his termination of employment with the Employer. Employee also acknowledges and agrees that he shall not accrue any additional vacation and/or personal days between the date of this Agreement and the Termination Date. Except as otherwise specifically provided in this Agreement, Employee shall not be entitled to any other benefits from Employer.

        4.     Consulting Fee. Employer shall pay Employee a consulting fee in the gross amount of $55,000.00, less applicable taxes and withholdings, after January 1, 2003, but no later than January 31, 2003. In consideration of this payment, Employee agrees to make himself reasonably available to assist in matters relating to the fraudulent and/or unauthorized loans involving Sobieski Bank and/or Sobieski Bancorp, Inc. ("Services"), including, without limitation, assisting in the pursuit of the pending bond claim and in the ongoing investigation and prosecution of matters by law enforcement and other governmental agencies. Employee also agrees that he will cooperate, assist and make himself reasonably available to Employer for purposes of any other related litigation and/or to respond to or defend any related charge, complaint or claim filed against Employer or Sobieski Bancorp, Inc. Employee will provide such Services for as long as such matters described in this Paragraph 4 are pending.

        5.     Severance Pay. Employer shall provide Employee severance pay in the gross amount of $95,000.00, with payments made as follows: Employer shall pay Employee $55,000.00, less applicable taxes and withholdings, after January 1, 2004, but no later than January 31, 2004, and $40,000.00, less applicable taxes and withholdings, after January 1, 2005, but no later than January 31, 2005. In the event of Employee's death, any remaining payments shall be paid to Employee's estate.

        6.     No Consideration Absent Execution of this Agreement. Employee understands and agrees that he is entitled to the consideration specified in Paragraphs 4 and 5 above, only upon his execution of this Agreement (and the expiration of the revocation period) and the fulfillment of the promises it contains.

        7.     Employee's Release of Claims Against Company. Employee releases and forever discharges Employer and all its affiliated entities, including Sobieski Bancorp, Inc. ("Related Entities"), as well as the officers, directors, shareholders, partners, members, employees and agents of Employer and its Related Entities from any and all charges, complaints, claims and liabilities of any kind or nature whatsoever, known or unknown, including those that are related to Employee's employment with Employer, his separation from employment with Employer, the Employment Agreement and the termination of the Employment Agreement, through and including the date of execution of this Agreement. Employee expressly understands that among the various rights and claims being waived in this Agreement are those arising under the Age Discrimination in Employment Act of 1967, as amended. Employee further agrees that he will not assist other individuals or entities in bringing claims against Employer, its Related Entities or the officers, directors, shareholders, members, employees, and agents of Employer or its Related Entities, and will not provide such assistance unless compelled by subpoena to do so.

        8.     No Claims Exist. Employee confirms that there exists no claim, charge, complaint or action that he may have against Employer, its Related Entities or any of their officers, directors or employees in any forum or form, whether judicial or administrative, that has not been released in this Agreement.

        9.     Return of Property. On or before December 31, 2002, Employee shall return all property belonging to Employer, including computer equipment and other electronic devices, reports, files, memoranda, records, software, computer disks, operational or policy manuals, written financial information, business plans or other information, or documents or property which Employee received, prepared or helped to prepare in connection with his employment with Employer. Employee agrees that he has not retained, nor will he retain, any copies, duplicates, reproductions or excerpts of the information and documents described herein.

        10.     Non-disclosure of Confidential Information. Employee acknowledges that in the course of his employment relationship with Employer, he had access to confidential information and/or proprietary data that is not generally known to the public, and that such information has been disclosed to him in confidence. He agrees not to disclose such information to anyone nor to use it for his own benefit.

        11.     Non-Disparagement. Employee agrees to refrain from making unfavorable comments, in writing or orally, about Employer or any of its officers or directors. Except to the extent required under any applicable law, the members of Employer's board of directors agree to refrain from making unfavorable comments, in writing or orally, about Employee. Additionally, Employer will instruct its officers to refrain from making unfavorable comments, in writing or orally, about Employee and shall further instruct its officers and directors that any comments regarding Employee's separation from employment should be generally consistent with the description of events contained in the press release attached to this Agreement.

        12.     Acknowledgement. Employee understands and agrees that he:

                  a.     has a full twenty-one (21) days within which to consider this Agreement before executing it, but may, if he chooses, execute this Agreement before the 21-day period elapses;

                  b.     has carefully read and fully understands all of the provisions of this Agreement;

                  c.     is releasing Employer and its Related Entities from any and all claims he may have against them;

                  d.     knowingly and voluntarily agrees to all of the terms set forth in this Agreement;

                  e.     knowingly and voluntarily intends to be legally bound by the Agreement;

                  f.     was advised and hereby is advised in writing to consider the terms of this Agreement and consult with an attorney before signing this Agreement;

                  g.     has had fully seven (7) days following the execution of this Agreement to revoke this Agreement and has been and hereby is advised in writing that this Agreement shall not become effective or enforceable until the revocation period has expired ("Effective Date");

                  h.     understands that rights or claims that may arise after the Effective Date of this Agreement are not waived.

        13.     Forfeiture of Consideration. Employee understands that if he revokes this Agreement, all payments agreed to by Employer in Paragraphs 4 and 5 will be forfeited.

        14.     Confidentiality of this Agreement. Employee agrees that he will keep the existence and terms of this Agreement completely confidential and that he will not disclose any information concerning this Agreement, except to his immediate family, attorneys or accountants, and as otherwise required by law. Employee agrees that if he discloses information regarding this Agreement to his immediate family, attorneys or accountants, he will obtain a pledge from them not to disclose the terms and existence of this Agreement to anyone else. Employer agrees to keep the existence and terms of this Agreement confidential and will not disclose any information concerning this Agreement except to those who have a need to know. Employer agrees that if it discloses information regarding this Agreement to any other individuals, it will obtain a pledge from those individuals not to disclose the terms and existence of this Agreement to anyone else.

        15.     Governing Law and Interpretation. This Agreement shall be governed, interpreted and enforced under the laws of Indiana, without regard to principles of conflicts of law.

        16.     Severability and Non-Admission of Liability. If any provision of this Agreement is found to be illegal, invalid, or unenforceable, the remaining parts, terms or provisions shall not be affected. Nothing in this Agreement shall be construed as an admission of fault or liability on the part of Employer or its Related Entities.

        17.     Entire Agreement. This Agreement sets forth the entire agreement between the parties and fully supersedes any and all prior agreements or understandings, written or oral, between the parties. In agreeing to the terms of this Agreement, Employee has not relied upon any inducements or representations by Employer or its representatives, other than covenants and promises contained in this Agreement.

        18.     Cumulative Rights. All rights and remedies provided by this Agreement or existing at law or in equity shall be cumulative of all other rights and remedies, and the pursuit of one right or remedy shall in no way operate as an exclusive election or otherwise preclude or limit any party from pursuing any other or additional right or remedy.

        19.     Agreement as Evidence. The Parties agree that this Agreement may be used as evidence in a subsequent proceeding in which any of the Parties allege a breach of this Agreement. If any action or other proceeding is brought to enforce this Agreement, or because of an alleged breach of any provision hereof, the successful or prevailing party shall be entitled to recover from the other party all reasonable attorneys' fees and other costs and expenses incurred by such party.

        20.     Application. This Agreement shall be binding upon and inure to the benefit of the Parties and their respective heirs, executors, administrators, successors and assigns.

THIS AGREEMENT is executed this 26th day of November 2002. This Agreement is effective on December 3rd, 2002, seven (7) calendar days from the date Employee executed this Agreement ("Effective Date").

SOBIESKI BANK                                        EMPLOYEE

Robert J. Urbanski, Chairman of the Board                  Thomas F. Gruber

Dated:                                                                          Dated:

Exhibit - 10.4
Employment Agreement
(of new President and CEO Steven C. Watts)
December 31, 2003

EMPLOYMENT AGREEMENT

        This Employment Agreement (the "Agreement") is made and entered into this 17th day of December, 2002 by and between Sobieski Bank (the "Employer") and Steven C. Watts (the "Employee").
        In consideration of the promises and covenants herein exchanged and for other good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged, the parties hereto agree as follows:

        1.     Employment. Employer hereby agrees to employ Employee and Employee hereby accepts employment with Employer as its President and Chief Executive Officer. Employee shall perform all reasonable and customary duties related to his position and such other duties as may be reasonably requested from time to time by the Board of Directors of Employer. Employee will act diligently, in good faith and in the best interest of Employer and in a manner designed to enhance the business reputation and success of Employer. Employee shall perform his duties in accordance with such Employer policies and procedures as are now, or may hereafter be, in effect. Employee shall devote his reasonable best efforts and all his business time and attention to the business and affairs of the Employer and its affiliated companies.

        2.     Term. Subject to earlier termination as provided in this Agreement, this Agreement shall commence as soon as practicable following the execution hereof on a date to be designated by Employee, but in no event later than January 1, 2003 (such date being the "Effective Date") and continue in effect through December 31, 2005 (the "Term"). Beginning on January 1, 2005 and continuing on each anniversary date thereafter for a period of ten (10) years, the ending date of the Term of this Agreement shall be extended for a period of one (1) year if Employer's board of directors determines by resolution to extend this Agreement prior to such anniversary date unless one of the parties hereto gives written notice of non-extension to the other party at least sixty (60) days prior to such anniversary date. For example, provided this Agreement continues in effect, neither party gives notice of non-extension at least sixty (60) days prior to January 1, 2005 and the Employer's Board of Directors determines by resolution to extend this Agreement prior to the anniversary date, the ending date of the Term of this Agreement will be extended from December 31, 2005 to December 31, 2006. Similarly, if no notice of non-extension is given at least sixty (60) days prior to January 1, 2006 and the Employer's Board of Directors determines by resolution to extend this Agreement prior to the anniversary date, the ending date of the Term of this Agreement will be extended from December 31, 2006 to December 31, 2007.

        3.     Salary and Expenses. As compensation for services performed by Employee pursuant to this Agreement, Employer agrees to pay Employee a salary of One Hundred Forty-Five Thousand Dollars ($145,000) per year from the Effective Date through December 31, 2003; One Hundred Fifty Thousand Dollars ($150,000) per year for the period from January 1, 2004 through December 31, 2004; and One Hundred Fifty-Five Thousand Dollars ($155,000) per year for the period from January 1, 2005 through December 31, 2005 and thereafter ("Base Compensation"), payable at such time and upon such frequency as Employer compensates its other employees. Employer may consider and declare from time to time increases in the Base Compensation it pays Employee. Employer will deduct and withhold all necessary social security and withholding taxes and any other similar sums required by law ("Withholding Taxes") from Employee's compensation. Employer also shall promptly reimburse Employee for all reasonable and necessary expenses incurred by Employee on behalf of Employer in connection with the performance of his duties with Employer. To be eligible for such reimbursements, Employee must submit verification of the nature and amount of such expenses in accordance with the reimbursement policies and practices of Employer.

        4.     Other Benefits. As further consideration for services provided by Employee hereunder, Employee shall be entitled to participate in such medical, life and disability insurance plans, retirement plans and other employee benefit plans and policies as are established by Employer from time to time upon the same or comparable terms as other management employees of Employer, subject to all eligibility requirements. Any such benefits, plans and/or policies shall be subject to change or termination from time to time as determined by the Board of Directors of Employer. Employee also shall be entitled to four (4) weeks of vacation and such sick leave as may be provided in accordance with Employer's vacation, holiday and other pay-for-time-not-worked policies upon the same or comparable terms as other management employees of Employer, which policies are subject to change from time to time. Notwithstanding anything to the contrary in the foregoing, any benefits payable under this subsection shall be subject to the limitations on severance benefits set forth in any regulation, rule or bulletin promulgated by the Office of Thrift Supervision as in effect on the Effective Date. In addition, the Employee will receive those benefits listed on Exhibit "A."

        5.     Termination. This Agreement shall terminate prior to the expiration of the Term under the following circumstances:
               a.     Death or Disability. This Agreement shall terminate immediately upon the death or Disability of Employee. For purposes of this Agreement, "Disability" means such physical or mental condition of Employee as is expected to continue based on reasonable medical evidence or does continue for one hundred eighty (180) days and which renders Employee incapable of performing the essential job functions of the position contemplated by this Agreement.
               b.     Just Cause. Employer may terminate the employment of Employee at any time for Just Cause immediately upon providing written notice to Employee. For purposes of this Agreement, "Just Cause" means any "cause" defined under Section 8(a) hereof or Employee's (i) willful misconduct, (ii) gross negligence, (iii) material neglect of duties, (iv) conviction of a felony the nature of which is likely to adversely affect Employer, or (v) failure to perform duties reasonably commensurate with his position as they are assigned to him by the Board of Directors or material breach of, or failure to perform, his duties in accordance with the terms and conditions of this Agreement, which material breach or failure has not been cured by Employee within fifteen (15) days after receipt of written notice specifying, in reasonable detail, the nature of such breach or failure from Employer.
               c.     Without Cause. Employer, by action of its board of directors, may terminate Employee's employment with Employer without cause at any time; provided, however, that the date of termination for purposes of determining benefits payable to Employee shall be the date which is sixty (60) days after Employee receives notice of such termination.
               d.     Termination by Employee With "Good Reason". Employee may terminate his employment with Good Reason, upon thirty (30) day's prior written notice to Employer (during which period Employee shall, if requested in writing by Employer, continue to perform his duties as specified under this Agreement). For purposes of this Agreement, "Good Reason" shall mean: (i) the failure of Employer to pay any amount due to Employee hereunder, which failure persists for fifteen (15) days after written notice of such failure has been received by Employer; (ii) any material reduction in Employee's title or a material reduction in Employee's duties or responsibilities (unless such reduction is for Just Cause); (iii) any material adverse change in Employee's Base Compensation (unless such reduction is for Just Cause) and any material adverse change in Employee's benefits (other than changes which affect other management employees of Employer to the same or comparable extent); (iv) any relocation of the premises at which Employee works to a location more than 30 miles from such location, without Employee's consent; or (v) Employer's material breach of this Agreement, which breach has not been cured by Employer within fifteen (15) days after receipt of written notice specifying, in reasonable detail, the nature of such breach or failure from Employee.
               e.     Termination By Employee Without Good Reason. Employee upon sixty (60) days written notice to Employer, may terminate his employment without Good Reason.

        6.     Rights and Obligations on Termination of Employment.
               a.     Payment Upon Termination. Upon termination of this Agreement for the reasons stated in paragraphs 5(a), (b) or (e), all payment obligations of Employer to Employee will cease except for the following: (i) earned but unpaid salary due through the date of such termination under Section 3 hereof; (ii) any accrued but unpaid vested amounts under any employee benefits plans of Employer for services rendered to date of termination; and (iii) the amounts, if any, due Employee under Section 6(b). All payments, however, shall be subject to any rights of set off that Employer may have with respect to amounts owed to Employer by Employee which are evidenced in a writing signed by Employee. Upon termination of this Agreement by Employer without Just Cause or upon termination of this Agreement by Employee with Good Reason, Employee shall be entitled to the payment of the greater of his Base Compensation for the remainder of the Term then in effect or the payment of his Base Compensation for a period of two (2) years; provided however, Employee shall be under the obligation to mitigate all damages hereunder and such continued payments of Base Compensation shall be reduced by any compensation or income received by Employee as a result of Employee's employment or provision of other services after the termination of this Agreement. In order to mitigate all damages upon termination of this Agreement, Employee shall act expeditiously, reasonably and in good faith to procure, as soon as reasonably practicable, other employment, self-employment or income producing opportunities which based on his training and experience, he is reasonably suited and qualified to perform with annual compensation as close to the Base Compensation as possible.
               b.     Additional Payments on Termination After Change in Control. In the event that Employer or its successors and assigns discharge Employee in contemplation of or within one (1) year following a Change in Control for any reason other than death, Disability or Just Cause, or Employee terminates this Agreement with Good Reason within one (1) year following a Change in Control, Employer or its successors and assigns shall pay to Employee his Base Compensation for two (2) years following the date of termination, without Employee having any duty to mitigate damages as required under Section 6(a) above. Termination of Employee's employment by Employer after the execution by Employer of any letter of intent, binding agreement or similar instrument with respect to a proposed Change in Control other than as a result of death, Disability or Just Cause by Employer, within three (3) months prior to a Change in Control, shall be deemed to be in contemplation of the Change in Control. For purposes of this Agreement, "Change in Control" shall mean an acquisition of "control" of the Employer within the meaning of 12 CFR 574.4 (other than a change of control resulting from a trustee or other fiduciary holding shares of the Employer's stock under an employee benefit plan.)

        7.     Representations, Warranties & Restrictive Covenants of the Parties
               a.     Vesting of Employee. As soon as reasonably practicable after the Effective Date, Employer agrees to amend its Supplemental Executive Retirement Plan and to use its best efforts to cause Sobieski Bancorp, Inc. to amend the Sobieski Bancorp, Inc. Recognition and Retention Plan and 1995 Stock Option and Incentive Plan, in order to provide that benefits payable to Employee under any such Plans to immediately vest upon a Change in Control. If Employer is not able to cause the Plans to be amended as described, Employer will provide a compensating benefit to Employee equal to the value of the benefits which were not obtained as a result of the failure to amend the Plans.
               b.     Indemnification by Employer. Employer agrees to indemnify Employee against liability incurred by Employee in the good faith performance of his duties under this Agreement to the fullest extent permitted by law. The foregoing indemnification shall apply only to liabilities arising from or related to Employee's duties performed in his official capacity and in good faith on behalf of Employer and/or its affiliates.
               c.     Representations and Indemnification by Employee. Employee represents and warrants to Employer that Employee has the full right and lawful authority to enter into this Agreement and that he is not a party to any agreement or contract that would prohibit him from entering into or fulfilling his obligations under this Agreement. Employee hereby agrees to indemnify, defend and hold harmless Employer (including its officers, directors, employees and agents) from and against any loss, claim, liability, damages, cost or expense, including reasonable attorneys' fees, incurred or suffered by Employer which arise out of or relate to any inaccuracy or breach of the representations contained in this Section.
               d.     Confidentiality. Employee acknowledges that he will be employed in a position of trust and confidence with respect to Employer. In particular, Employer and Employee recognize that to provide a high quality of products and services to Employer's customers, which benefits both Employer and Employee economically, Employer will need to reveal to Employee valuable Confidential Information known and used by Employer. "Confidential Information" means any knowledge or information about his employment or the business, activities and facilities of Employer, including, but not limited to, all business plans, budgets, financial information, methods, processes, research data, marketing and sales information, the sources, costs and pricing of Employer's products, marketing strategies and plans, the identity and needs of Employer's customers and potential customers, personnel data, technical data and all the other know-how and trade secrets pertaining in any respect to Employer or its customers or suppliers. Notwithstanding the foregoing, "Confidential Information" shall not include information which Employee can establish: (i) was already in the public domain at the time of disclosure through no fault of Employee; (ii) is independently developed by Employee after the cessation of his employment with Employer without the use of any of Employer's Confidential Information; or (iii) after disclosure to Employee becomes generally available to the public by publication or otherwise through no fault of Employee. Employee agrees that he shall not, at any time before or after termination of employment with Employer, in any fashion, form or manner, either directly or indirectly, use, divulge, disclose or communicate, or cause any other person or entity to use, divulge, disclose or communicate, to any person, firm, corporation or entity, in any manner whatsoever, any Confidential Information, except with the prior written consent of the Board of Directors of Employer. Employee agrees to use reasonable care to avoid publication or dissemination of any Confidential Information of Employer.
               e.     Covenants Against Competition and Solicitation. To reduce the cost to Employer of monitoring and enforcing the compliance of Employee with the confidentiality obligations contained in Section 7(d) of this Agreement, and to protect the goodwill acquired by Employer or developed by Employer during Employee's employment, Employee agrees that he will not, so long as he is employed by Employer and for a period of one (1) year from and after the date of termination of his employment for any reason [other than termination by Employer without Just Cause or termination by Employee pursuant to Section 5(d)]:
                      (i)     attempt to interfere with the relationship between the Employer and its other employees or to hire any of the Employer's employees;
                      (ii)     engage for the benefit of himself or any other person or entity, in any activity of employment in the performance of which it could be reasonably anticipated that he would be required or expected to use or disclose Confidential Information obtained while an employee of Employer;
                      (iii)     directly or indirectly provide banking or bank-related services to or solicit the banking or bank-related business of any customer of Employer at the time of such provision of services or solicitation which Employee served either alone or with others while employed by Employer or assist any actual or potential competitor of Employer to provide banking or bank-related services to or solicit any such customers' banking or bank-related business; or
                      (iv)     directly or indirectly, as principal, agent or trustee, or through the agency of any corporation, partnership, trade association, agent or agency, engage in any banking or bank-related business which competes with the business of Employer as conducted during Employee's employment by Employer within a radius of 25 miles of the Employer's main office. If Employee's employment is terminated during the term of this Agreement for the reasons set forth in subsections 5(c) or 5(d) of this Agreement, Employee shall have no obligations to Employer with respect to the provisions of this Section 7(e).
               f.     Reasonableness of Covenants. The parties acknowledge and agree that the temporal and other limitations contained in this Section 7 are reasonable and necessary for the proper protection of Employer. Employee further acknowledges that, in the event of the termination of his employment with Employer, his skills and experience are such that he can obtain employment without soliciting Employer's customers or engaging in activity forbidden by this Agreement and that the enforcement of a remedy by way of injunction will not prevent him from earning a livelihood.
               g.     Remedies for Breach. Employee acknowledges that Employer's remedy at law for any breach of Employee's obligations under this Section 7 would be inadequate and specifically agrees that Employer shall be entitled to injunctive relief against him upon proof of potential or likely damages, but without the necessity of posting a bond, in addition to any other remedies available at law or in equity, including compensatory damages incurred by Employer as a result of such violation and including costs, expenses and reasonable attorneys' fees and the right to set off in enforcing any of its rights under this Section 7. Should any party hereto resort to legal proceedings in connection with the enforcement of the terms of this Section 7, the party prevailing in such legal proceedings pursuant to an adjudication by the court shall be entitled, in addition to such other relief as may be granted, to recover its/his reasonable costs and expenses (including reasonable fees of attorneys, accountants and others) incurred in connection with the defense or prosecution, as the case may be, of such legal proceedings from the non-prevailing party.

        8.     Statutory Requirements. Notwithstanding anything to the contrary contained in this Agreement, the following provisions are provided to govern certain matters of this Agreement, as required by the Office of Thrift Supervision:
               a.     The Employer's board of directors may terminate the Employee's employment at any time, but any termination by the board of directors other than termination for cause, shall not prejudice the Employee's right to compensation or other benefits under this Agreement. The Employee shall have no right to receive compensation or other benefits for any period after termination for cause. Termination for cause shall include termination because of the Employee's personal dishonesty, incompetence, willful misconduct, breach of fiduciary duty involving personal profit, intentional failure to perform stated duties, willful violation of any law, rule or regulation (other than traffic violations or similar offenses) or final cease and desist order or material breach of any provision of the contract.
               b.     If Employee is suspended and/or temporarily prohibited from participating in the conduct of Employer's affairs by a notice served under section 8(3)(3) or (g)(1) of the Federal Deposit Insurance Act (12 U.S.C. 1818(e)(3) and (g)(1), Employer's obligations under this Agreement shall be suspended as of the date of service, unless stayed by appropriate proceedings. If the charges in the notice are dismissed, Employer may in its discretion; (i) pay Employee all or part of the compensation withheld while its obligations under this Agreement were suspended and (ii) reinstate (in whole or in part) any of its obligations which were suspended.
               c.     If Employee is removed and/or permanently prohibited from participating in the conduct of Employer's affairs by an order issued under section 8(e)(4) or (g)(1) of the Federal Deposit Insurance Act (12 U.S.C. 1818(e)(4) or (g)(1)), all obligations of Employer under this Agreement shall terminate as of the effective date of the order, but vested rights of the parties to the Agreement shall not be affected.
               d.     If Employer is in default (as defined in section 3(x)(1) of the Federal Deposit Insurance Act), all obligations under this Agreement shall terminate as of the date of default, but this provision shall not affect any vested rights of Employer or Employee.
               e.     All obligations under this Agreement may be terminated except to the extent determined that the continuation of the Agreement is necessary for the continued operation of Employer: (i) by the Director of the Office of Thrift Supervision, or his or her designee (the "Director"), at the time the Federal Deposit Insurance Corporation enters into an agreement to provide assistance to or on behalf of Employer under the authority contained in Section 13(c) of the Federal Deposit Insurance Act; or (ii) by the Director at the time the Director approves a supervisory merger to resolve problems related to operation of Employer or when Employer is determined by the Director to be in an unsafe and unsound condition
        Any rights of the parties that have already vested, however, shall not be affected by such action.

        9.     Notices. Any notice required or permitted to be given under this Agreement shall be in writing and shall be deemed to have been duly given on the date delivered, if delivered in person, or on the date mailed, if mailed first-class, postage prepaid, certified mail, return receipt requested, at the address set forth below (or such other address as may be given by like notice):

               If to Employer:          Sobieski Bank
                                         2930 W. Cleveland Road
                                         South Bend, IN 46628
                                         Attn: Jeanie Martz, Secretary

               If to Employee:          Mr. Steven C. Watts
                                         15463 Hunting Ridge Trail
                                         Granger, Indiana 46530

        10.     Entire Agreement; Modification. This Agreement contains the entire agreement of the parties and supersedes and replaces all other prior agreements and understandings, both written and oral, between the parties with respect to the subject matter hereof. This Agreement may be modified or amended only by a written instrument signed by or on behalf of Employee and Employer.

        11.     No Waiver. The failure of any party at any time or from time to time to require performance of the other party's obligations under this Agreement shall in no manner affect the right to enforce any provision of this Agreement at a subsequent time, and the waiver of any rights arising out of any breach shall not be construed as a waiver of any rights arising out of any subsequent breach.

        12.     Assignment. This Agreement is personal to Employee and Employer and shall not be assigned to any other person or Employer without the prior written consent of both Employer and Employee. Subject to the foregoing, this Agreement shall inure to the benefit of and be enforceable by the parties hereto and their respective heirs, legal representatives, successors and permitted assigns.

        13.     Governing Law; Forum. This Agreement and the obligations of the parties hereto shall be construed, interpreted and enforced in accordance with the laws of the State of Indiana.

        14.     Counterparts. This Agreement may be executed in counterparts, each of which shall be deemed an original, but all of which together shall constitute one and the same instrument.

        15.     Severability. If any provision of this Agreement shall be held invalid or unenforceable by any court of competent jurisdiction or as a result of legislative or administrative action, such holding or action shall be strictly construed and shall not affect the validity or affect any other provision of this Agreement.

        16.     Section 280G Adjustment. Anything in this Agreement to the contrary notwithstanding, in the event that the Employer's independent public accountants determine that any payment by the Employer to or for the benefit of the Employee, whether paid or payable pursuant to the terms of this Agreement, would be nondeductible by the Employer for federal income tax purposes because of Section 280G of the Internal Revenue Code of 1986, as amended (the "Code"), then the amount payable to or for the benefit of the Employee pursuant to this Agreement shall be reduced (but not below zero) to the Reduced Amount. For purposes of this Section 16, the "Reduced Amount" shall be the amount which maximizes the amount payable without causing the payment to be nondeductible by the Employer because of Section 280G of the Code. Any payments made to Employee pursuant to this Agreement or otherwise, are subject to and conditional upon their compliance with 12 USC 1828(k) and any regulations promulgated thereunder, to the extent applicable to such parties.

IN WITNESS WHEREOF, Employer has caused this Employment Agreement to be executed on its behalf by its authorized officer, and Employee has executed this Employment Agreement, effective as of the date first written above.

        EMPLOYER                                           EMPLOYEE

        SOBIESKI BANK

By: Richard J. Cullar                                                 Steven C. Watts
Compensation Committee Chairman

Date_____________________________                   Date

EXHIBIT A

ADDITIONAL OTHER BENEFITS

Employer shall provide Employee with the following:
        1.     A signing bonus in the amount of Twelve Thousand Five Hundred Dollars ($12,500) payable on the Effective Date.
        2.     Payment of Employee's attorneys fees for review and negotiation of the Employment Agreement up to a maximum of Three Thousand Dollars ($3,000) upon the presentation of invoices from the Employee's attorney.
        3.     An automobile allowance of Six Thousand Dollars ($6,000) per year. Employee will provide documentation of use of the automobile for business purposes as reasonably required by Employer.
        4.     Reimbursement of country club dues at South Bend Country Club.
        5.     Reimbursement of Summit Club dues.
        6.     Pay up to a maximum of One Thousand Two Hundred Dollars ($1,200) per year toward a term life insurance policy for Employee's benefit.
        7.     Reimbursement to Employee's former employer the cost of the South Bend Country Club equity ownership in the amount of Eight Thousand Five Hundred Dollars ($8,500).
        8.     Five thousand (5,000) shares of stock in Sobieski Bancorp, Inc. to be issued under the terms of the Sobieski Bancorp, Inc. Recognition and Retention Plan
        9.     Participation in the Supplemental Executive Retirement Plan.
        10.     Issuance of stock options for ten thousand (10,000) shares of Sobieski Bancorp, Inc. to be issued under the terms of the Sobieski Bancorp, Inc. 1995 Stock Option and Incentive Plan.
        11.     Reimbursement for COBRA coverage obtained by Employee from his former employer during any waiting period immediately following the Effective Date for which Employee is not eligible for coverage under Employer's group health plan.