Form 10QSB
period 2003-03-31
SOBIESKI BANCORP INC
filed 2003-05-15
CIK 934860

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                          SECURITIES EXCHANGE ACT OF 1934
        For the quarterly period ended March 31, 2003

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

As of May 1, 2003 there were 676,037 shares of the registrant's common stock issued and outstanding.

Transitional Small Business Disclosure Format (Check One)

Yes [ ] No [ X ]
SOBIESKI BANCORP, INC. AND SUBSIDIARY INDEX
Page Number

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Consolidated Statements of Financial Condition	1

Condensed Consolidated Statements of Income	2

Condensed Consolidated Statements of Comprehensive Income	3

Condensed Consolidated Statements of Cash Flows	4

Notes to Condensed Consolidated Financial Statements	5 - 9

Item 2. Management's Discussion and Analysis of Financial Condition
and Results of Operations	10 -14

Item 3. Controls and Procedures	15 -16

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	17

Item 2. Changes in Securities	17

Item 3. Defaults Upon Senior Securities	17

Item 4. Submission of Matters to a Vote of Security Holders	17

Item 5. Other Information	17

Item 6. Exhibits and Reports on Form 8-K	17 - 18

Signatures	19

Certifications	20 - 21

Exhibit 99 - Certifications Pursuant to Section 906 of Sarbanes - Oxley Act	22

                                      PART I. Financial Information
Item 1. Financial Statements
Sobieski Bancorp, Inc. And Subsidiary
Condensed Consolidated Statements Of Financial Condition
March 31, 2003 and June 30, 2002

	March 31	June 30
	2003	2002
Assets	(Unaudited)
Cash and due from banks	$ 5,924,302	$ 2,217,805
Interest-bearing deposits in other financial institutions	12,630,739	1,915,394
Federal funds sold	-	1,900,000
Total cash and cash equivalents	18,555,041	6,033,199
Certificates of deposit in other financial institutions	-	594,000
Securities available for sale	19,986,141	19,257,163
Securities held to maturity	5,656,931	6,961,341
Loans held for sale, net of valuation allowance of $0	910,454	46,714
Loans, net of the allowance for loan loss of $2,000,000 and $2,487,793, respectively	76,209,527	96,399,833
Federal Home Loan Bank stock, at cost	1,875,500	1,875,500
Accrued interest receivable	585,744	736,685
Property and equipment, net	1,835,546	1,876,568
REO and repossessed assets	3,095,557	973,395
Other assets	2,881,324	3,999,576

Total assets	$ 131,591,765	$ 138,753,974

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Deposits	$ 84,659,694	$ 91,573,090
Federal Home Loan Bank advances	35,550,000	36,000,000
Advances from borrowers for taxes and insurance	424,644	304,200
Accrued interest payable	226,062	228,262
Accrued expenses and other liabilities	1,109,468	1,015,692
Total liabilities	121,969,868	129,121,244

Stockholders' equity:
Preferred stock, $.01 par value; 500,000 shares authorized;
none issued	-	-
Common stock, $.01 par value; 3,500,000 shares authorized; 966,000 shares issued; 676,037 and 671,062 shares outstanding, respectively	9,660	9,660
Additional paid-in capital	9,286,640	9,280,419
Retained earnings, substantially restricted	4,561,178	4,591,232
Accumulated other comprehensive income	28,525	65,985
Treasury stock; at cost, 289,963 and 294,938 shares, respectively	(3,976,662)	(4,044,935)
Unearned Recognition and Retention Plan (RRP) shares; 6,086 and 2,422 shares, respectively	(80,654)	(33,630)
Unallocated Employee Stock Ownership Plan (ESOP) shares; 20,679 and 23,600 shares, respectively	(206,790)	(236,001)
Total stockholders' equity	9,621,897	9,632,730

Total liabilities and stockholders' equity	$ 131,591,765	$ 138,753,974

See accompanying notes to condensed consolidated financial statements.
Sobieski Bancorp, Inc. And Subsidiary
Condensed Consolidated Statements Of Income
For the three and nine months ended March 31,2003 and 2002

Three Months Ended March 31,			Nine Months Ended March 31,
	2003	2002	2003	2002
Interest Income:	(Unaudited)		(Unaudited)
Loans	$ 1,288,663	$ 1,859,287	$ 4,595,256	$5,489,253
Securities - taxable	255,436	289,694	959,379	1,011,212
Interest-bearing deposits	33,446	18,379	75,650	90,357
Securities - tax exempt	10,833	10,910	32,594	32,817
Total interest income	1,588,378	2,178,270	5,662,879	6,623,639

Interest expense:
Deposits	627,449	844,938	2,152,238	2,734,270
Borrowings	493,927	492,396	1,513,239	1,376,303
Total interest expense	1,121,376	1,337,334	3,665,477	4,110,573

Net interest income	467,002	840,936	1,997,402	2,513,066

Provision for loan losses	851,014	810,000	1,003,539	990,000

Net interest income (loss) after provision for loan losses	(384,012)	30,936	993,863	1,523,066

Non-interest income:
Fees and service charges	36,797	89,419	125,910	232,793
Gain on sale of securities	-	86,153	6,992	91,967
Gain on sale of loans	147,941	54,060	540,543	182,991
Insurance benefits	-	-	1,525,000	99,202
Other income	13,682	26,972	43,904	35,661
Total non-interest income	198,420	256,604	2,242,349	642,614

Non-interest expenses:
Compensation and benefits	476,880	359,259	1,340,595	1,106,022
Professional fees	98,604	9,368	435,552	98,412
Occupancy and equipment	92,795	87,474	261,646	251,851
Federal deposit insurance premiums	60,017	3,863	67,744	11,155
Advertising and promotion	6,967	21,888	25,101	54,053
Service bureau expense	56,133	50,643	164,296	140,575
(Gain) loss on sale and valuation allowance for REO and repossessed assets	(3,985)	-	193,302	-
Other operating expenses	214,033	134,990	507,421	342,590
Total non-interest expenses	1,001,444	667,485	2,995,657	2,004,658

Income (loss) before income taxes	(1,187,036)	(379,945)	240,555	161,022

Provision (credit) for income taxes	(451,372)	(141,110)	109,915	35,148

Net income (loss)	$ (735,664)	$ (238,835)	$ 130,640	$ 125,874

Basic earnings (loss) per common share	$ (1.13)	$ (0.37)	$ 0.20	$ 0.20
Diluted earnings (loss) per common share	$ (1.13)	$ (0.37)	$ 0.20	$ 0.20

Dividends declared per common share	$ .085	$ 0.08	$ .255	$ 0.24

See accompanying notes to condensed consolidated financial statements.

Sobieski Bancorp, Inc. And Subsidiary
Condensed Consolidated Statements Of Comprehensive Income
For the three and nine months ended March 31, 2003 and 2002

	Three Months Ended March 31,		Nine Months Ended March 31,
	2003	2002	2003	2002
	(Unaudited)		(Unaudited)

Net income (loss)	$ (735,664)	$ (238,835)	$ 130,640	$ 125,874
Other comprehensive income, net of tax:
Unrealized appreciation (depreciation) on available- for-sale securities	(97,286)	4,848	(37,460)	4,568
	_________	_________	_________	_________

Total comprehensive income (loss)	$ (832,950)	$ (233,987)	$ 93,180	$ 130,442

See accompanying notes to condensed consolidated financial statements.
Sobieski Bancorp, Inc. And Subsidiary
Condensed Consolidated Statements Of Cash Flows
For the nine months ended March 31, 2003 and 2002	Nine Months
	Ended March 31,
		2003 2002
		(Unaudited)
Cash flows from operating activities:
Net income	$ 130,640	$ 125,874
Adjustments to reconcile net income to net cash
from operating activities:
Depreciation	99,147	87,025
Provision for loan losses Write down of REO and repossessed assets	1,003,539 283,098	990,000 60,846
Lower of cost or market adjustment on loans held for sale	-	992
(Gain) loss on sale of REO and repossessed assets, net	19,727	(18,219)
Gain on sale of securities	(6,992)	(91,967)
Gain on sale of loans	(540,543)	(182,991)
ESOP expense	55,489	41,908
RRP expense	15,701	22,237
Amortization of premiums and accretion of discounts, net	147,932	119,690
Proceeds from sales of loans held for sale	17,774,290	12,594,188
Loans originated for sale	(18,097,487)	(12,903,565)
Net change in
Accrued interest receivable	150,941	25,161
Other assets	1,144,389	(644,849)
Accrued interest payable	(2,200)	(808,869)
Accrued expenses and other liabilities	79,566	(30,860)
Net cash from operating activities	2,257,237	(613,399)

Cash flows from investing activities:
Net change in certificates of deposit	594,000	794,000
Proceeds from maturities of securities	1,000,000	400,000
Proceeds from sales of securities	1,015,495	6,041,755
Purchase of securities	(15,928,906)	(8,127,015)
Principal reductions of securities	14,284,306	5,788,317
Proceeds from sale of REO and repossessed assets	282,861	1,150,192
Net change in loans	16,478,919	(13,631,037)
Purchase of Federal Home Loan Bank stock	-	(99,700)
Purchase of property and equipment, net	(58,125)	(165,532)
Net cash from investing activities	17,668,550	(7,849,020)

Cash flows from financing activities:
Net change in deposits	(6,913,396)	7,423,122
Decrease in advances from borrowers
for taxes and insurance	120,444	239,544
Proceeds from Federal Home Loan Bank advances	-	13,000,000
Repayment of Federal Home Loan Bank advances	(450,000)	(11,000,000)
Purchase of treasury stock	(299)	-
Cash dividends paid	(160,694)	(154,116)
Net cash from financing activities	(7,403,945)	9,508,550

Net change in cash and cash equivalents	12,521,842	1,046,131

Cash and cash equivalents at beginning of period	6,033,199	3,756,795

Cash and cash equivalents at end of period	$ 18,555,041	$ 4,802,926

Non cash transactions:

Transfer to REO and repossessed assets	$ 2,707,848	$ 1,121,948

See accompanying notes to condensed consolidated financial statements

Sobieski Bancorp, Inc. And Subsidiary
Notes To Condensed Consolidated Financial Statements

A.       GENERAL. The accompanying condensed consolidated financial statements include the accounts of Sobieski Bancorp, Inc. (the "Company") and its wholly owned subsidiary, Sobieski Bank (the "Bank"). "Sobieski Bank", formerly "Sobieski Federal Savings and Loan Association of South Bend", changed its official name effective September 1, 2001 to Sobieski Bank.

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

B.        ACCOUNTING POLICIES.

Foreclosed Real Estate and Other Foreclosed Property

Real estate and other foreclosed properties acquired through, or in lieu of, loan foreclosure are initially recorded at the lower of carrying amount or fair value less costs to sell at the date of foreclosure, establishing a new cost basis. Any reduction to fair value less the cost to sell from the carrying value of the related loan at the time of acquisition is accounted for as a loan loss and charged against the allowance for loan losses. Subsequent valuations are performed by management and valuation allowances are adjusted through a charge to income for changes in fair value or estimated selling costs to reflect the lower of the current basis or the current fair value less the costs to sell.

Allowance For Loan Losses

The allowance for loan losses is a valuation allowance for probable incurred credit losses and is established through periodic provisions for loan losses charged to current earnings based on management's evaluation of the probable credit losses present in the Bank's loan portfolio, including those loans which are specifically monitored by management. Estimating the risk of loss and the amount of loss on any loan is necessarily subjective and includes review when management determines that full collectibility of a loan may not be reasonably assured. In establishing an allowance, reviews of an individual loan include among other risk factors, the classification of the loan, the estimated fair value of the underlying collateral and the discounted present value of expected future cash flows.

Sobieski Bancorp, Inc. And Subsidiary
Notes To Condensed Consolidated Financial Statements Cont.

Management performs periodic evaluations of the adequacy of the allowance. Management determines the need to individually evaluate loans based on known information about the credit, including the financial condition of the borrower and the delinquency status of the loan. Management evaluates such loans using a process that considers specific factors affecting the individual borrower including the financial condition of the borrower and current regional and national economic conditions affecting the borrower, ability of the borrower to repay the loan and the underlying estimated fair value of collateral. All loans that are not individually evaluated are grouped. A percentage allocation requirement is applied based on historical loss factors and current regional and national economic factors. A higher percentage allocation requirement is applied to groups of consumer and commercial loans than to mortgage loans. Management at times allocates specific allowance amounts for individual loans; however, the entire allowance is available for any loan charge-off. Charge-offs on specific loans are charged against the allowance for loan losses when uncollectability of the loan is confirmed. Management expects that as the composition of the loan portfolio changes and economic and other factors change, the allowance for loan losses may change. In addition, the Bank's regulators, as part of the examination process, periodically review the Company's allowance for loan losses. The regulators may require additions to the allowance based on their assessment of the information available to them at the time of examination. No assurance can be made as to the amount or timing of additional provisions that may be required by the regulators.

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

The Company's allowance for loan losses and impaired loans at March 31, 2003 aggregated approximately $2,000,000 and $11,286,000, respectively, compared to $2,488,000 and $13,516,000 at June 30, 2002. The primary reason for the decline in impaired loans is the charge off of certain balances previously classified as impaired and the repossession of related collateral which was partially offset by additional loans classified as impaired at March 31, 2003.

Earnings Per Common Share

Basic earnings per share is computed by dividing net income by the weighted average number of shares of common stock outstanding. For the three and nine-month periods ended March 31, 2003, the weighted average number of common shares used in the computation of basic earnings per share was 649,272 and 645,838, respectively. The weighted average number of common shares for the same periods in 2002 were 642,387 and 639,820.

Diluted earnings per share is computed by dividing net income by the weighted average number of shares of common stock outstanding for basic earnings per share plus the dilutive effect of outstanding stock options and non-vested shares awarded under the Recognition and Retention Plan (RRP). For the three and nine-month periods ended March 31, 2003, the weighted average number of common shares used in the computation of diluted earnings per share were 649,272 and 647,585, respectively. The weighted average number of common shares for the same periods in 2002 were 642,387 and 644,897 respectively.

Sobieski Bancorp, Inc. And Subsidiary
Notes To Condensed Consolidated Financial Statements Cont.

Shares held by the ESOP and the restricted shares awarded under the RRP are not considered in the weighted average number of shares outstanding until such shares are released for allocation to an ESOP participant's individual account or vested, in the case of the RRP.

Stock Compensation

Employee compensation expense under stock options is reported using the intrinsic value method. No stock-based compensation cost is reflected in the net income, as all options had an exercise price equal to or greater than the market price of the underlying common stock at date of grant. The following table illustrates the effect on net income and earnings per share if expense was measured using the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation.

	Three Months Ended March 31,		Nine Months Ended March 31,
	2003	2002	2003	2002

Net income (loss) as reported	$ (735,664)	$ (238,835)	$ 130,640	$ 125,874
Deduct: Stock based compensation expense determined under fair value based method:	(4,268)	(5,696)	(14,280)	(20,769)
Pro forma net income (loss)	$ (739,932)	$ (244,531)	$ 116,360	$ 105,105

Basic earnings (loss) per common share as reported	$ (1.13)	$ (0.37)	$ 0.20	$ 0.20
Pro forma basic earnings (loss) per common share	$ (1.14)	$ (0.38)	$ 0.18	$ 0.16

Diluted earnings (loss) per common share as reported	$ (1.13)	$ (0.37)	$ 0.20	$ 0.20
Pro forma diluted earnings (loss) per common share	$ (1.14)	$ (0.38)	$ 0.18	$ 0.16

Reclassifications

Certain amounts appearing in the prior year financial statements have been reclassified to conform to the current year presentation.

Sobieski Bancorp, Inc. And Subsidiary
Notes To Condensed Consolidated Financial Statements Cont.

C.      Loans AND ALLOWANCE FOR LOAN LOSSES.

The following is a summary of activity in the allowance for loan losses for the nine-month periods ended March 31, 2003 and 2002.
	2003	2002
Balance June 30	$ 2,487,793	$ 339,900
Provision charged to expense	1,003,539	990,000
Charge-offs	(1,498,188)	(74,900)
Recoveries	6,856	-
Balance March 31	$ 2,000,000	$ 1,255,000

Summarized below is information related to impaired loans.

March 31, 2003		June 30, 2002

Period end loans with no allowance for loan losses allocated	$ -	$ -
Period end loans with allowance for loan losses allocated	11,285,521	13,516,421
Total impaired loans	$ 11,285,521	$ 13,516,421

Amount of allowance allocated to these loans	$ 1,547,510	$ 1,691,581

In May of 2002, the Bank's Audit Committee identified certain loans that were made by a former employee of the Bank that were unauthorized and fraudulently conveyed. The majority of these loans, totaling approximately $9.6 million, were made in the Company's fiscal year ended June 30, 2002. Based on an initial review of the documentation supporting these loans, including collateral and borrower financial information, the Company recorded a provision for loan losses of $715,000 for these loans in the quarter ended March 31, 2002.

The Bank's further review and investigation of these and other loans, aided by outside contractors and law enforcement agencies, revealed various fraudulent activities and irregularities. Based on management's then current understanding of the financial condition of the borrowers, management believed that these loans were primarily collateral dependent. Accordingly, in the fourth quarter of the fiscal year ended June 30, 2002, the Company considered all these loans impaired, placed all of these loans on non-accrual status and recorded an additional provision for loan losses of approximately $3.6 million for these loans, based on the deficiency of the estimated collateral value as compared to the outstanding balance of these loans. In addition, in the fourth quarter of fiscal 2002, the Company charged off approximately $3.3 million of these loans.

Through March 31, 2003, the Company, aided by federal authorities, had repossessed collateral securing certain of those loans believed by management to be valued at approximately $2.7 million and transferred the $2.7 million from loans to other assets.

Sobieski Bancorp, Inc. And Subsidiary
Notes To Condensed Consolidated Financial Statements Cont.

As of March 31, 2003, the outstanding balance of these loans totaled approximately $2,861,000 and management has determined that no specific allowance allocation is necessary for these loans. During the quarter ended March 31, 2003, the Company charged off approximately $1.1 million of the loans to the allowance. The Company continues to vigorously work with legal counsel and regulatory and federal authorities to pursue all available avenues for collection.

As of March 31, 2003, approximately $8,425,000 of additional loans, exclusive of the aforementioned unauthorized and fraudulent loans, were classified as impaired because of unauthorized lending activities, credit quality concerns or loan documentation issues primarily attributable to the actions of the former employee involved in the bank fraud. Management has allocated a specific allowance allocation of approximately $1,548,000 for these loans.

D.      RESTRICTIONS AND UNCERTAINTIES.

At March 31, 2003, the Bank was classified as well capitalized under the regulatory framework for prompt corrective action. At March 31, 2003, none of the Bank's retained earnings were available for distribution to the parent company, without prior regulatory approval. Thus, without such approval, cash dividends to the Company's shareholders are limited to funds available at the parent company.

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

On February 5, 2003, the OTS notified the Bank that based on the preliminary findings of its September 9, 2002 examination of the Bank, the OTS deemed the Bank to be in "troubled condition", primarily as a result of concerns associated with the unauthorized and fraudulent loans made by a former employee. As a result, until further notice from the OTS, the Bank will be restricted significantly in its asset growth, will be subject to paying an increased deposit insurance premium and be subject to other regulatory restrictions.

On May 12, 2003, the Bank entered into a supervisory agreement (the "Supervisory Agreement") with the OTS requiring the Bank to take a number of actions and imposing a number of restrictions on the Bank's business activities. Actions the Bank is required to take include the following: (i) develop and submit to the OTS for its non-objection a two-year business plan; (ii) adopt and submit to the OTS a plan for improving internal controls consistent with the recommendations of the outside accounting firm previously engaged by the Company to review its internal controls; (iii) develop and submit to the OTS for non-objection a comprehensive internal audit program; (iv) develop and submit to the OTS a plan for reducing the level of nonperforming, classified and special mention assets as well as a plan to eliminate the basis of criticism of assets or aggregate lending relationships in excess of $250,000 criticized as "doubtful,"

Sobieski Bancorp, Inc. And Subsidiary
Notes To Condensed Consolidated Financial Statements Cont.

substandard" or "special mention"; and (v) the adoption of new and/or the revision of existing policies and procedures in several other areas intended to ensure proper accounting and reporting and regulatory compliance, including reporting of classified assets, loans to one borrower, non-accrual loans, past due loans, loan documentation, internal asset review, allowance for loan losses, and interest rate risk.

Restrictions on the Bank's business activities imposed by the Supervisory Agreement include the following: (i) the continuation of the moratorium described above on making new commercial loans; (ii) a prohibition on the acceptance, renewal or rollover of brokered deposits without prior OTS approval: (iii) a prohibition on increasing the Bank's total assets during any quarter in excess of an amount equal to net interest credited on deposit liabilities during the quarter until the Bank's two-year business plan has been approved by the OTS; (iv) a prohibition on capital distributions (including the payment of dividends to the Company) without prior OTS approval; and (v) other operating restrictions, including a requirement that the Bank obtain OTS approval prior to entering into any employment contract with any senior executive officer or director or any third party contract for services that will occur outside the normal course of business and file a notice with the OTS (to which the OTS could object) prior to adding or replacing a director or hiring a senior executive officer or significantly changing the responsibilities of any senior executive officer.

The Bank will be subject to the Supervisory Agreement until notified otherwise by the OTS. It is therefore unknown for how long the Bank will be subject to the Supervisory Agreement.

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

Important factors that could cause actual results to differ materially from the results anticipated or projected include, but are not limited to, the following: (1) the credit risks of lending activities, including changes in the level and direction of loan delinquencies and write-offs; (2) changes in management's estimate of the adequacy of the allowance for loan losses and requirements by the OTS that additional provisions for loan losses be made, including possible additional provisions for loan losses necessitated by the unauthorized and fraudulent loans made by a former employee of the Bank; (3) the restrictions imposed on the Bank's business activities by the Supervisory Agreement with the OTS including the restrictions on the Bank's commercial lending activities and asset growth, (4) competitive pressures among depository institutions; (5) interest rate movements and their impact on customer behavior and the Company's net interest margin; (6) the impact of repricing and competitors' pricing initiatives on loan and deposit products; (7) the Company's ability to adapt successfully to technological changes to meet customers' needs and developments in the marketplace; (8) the Company's ability to access cost-effective funding; (9) changes in financial markets and general economic conditions; (10) new legislation or regulatory changes; and (11) changes in accounting principles, policies or guidelines.

The Company does not undertake any obligation to update any forward-looking statement to reflect circumstances or events that occur after the date on which the forward-looking statement is made.

Financial Condition

The Company's total assets decreased $7.2 million during the nine months ended March 31, 2003, to $131.6 million from $138.8 million at June 30, 2002. The decrease was due mainly to decreases in net loans of $20.2 million offset by increased cash and cash equivalents of $12.5 million.

REO and repossessed assets increased from $973,000 at June 30, 2003 to $3.1 million at March 31, 2003, primarily as a result of the Company's repossession of collateral securing certain of the unauthorized and fraudulent loans made by a former employee of the Bank.

The Company's total liabilities decreased $7.2 million from $129.1 million at June 30, 2002, to $122.0 million at March 31, 2003. The decrease was due primarily to an overall $6.9 million reduction in deposit levels.

The significant reduction in overall assets and liabilities reflects management's efforts to mitigate interest rate risk by selling new, long-term, fixed rate mortgage loans and allowing a run-off of more costly deposits.

Stockholders' equity remained relatively stable at $9.6 million at June 30, 2002 and March 31, 2003.

Item 2.  Management's Discussion And Analysis of Financial
              Condition And Results of Operations, Continued.

As a result of a directive from the OTS and the Bank's Supervisory Agreement with the OTS (discussed in Note D of Notes to Condensed Consolidated Financial Statements), the Bank may not grant new commercial loans; however, it may fund commercial loan commitments and renew commercial loans in existence at the time of the issuance of the directive. While it is not known for how long this restriction will be in place, management believes it will result in a reduction of the outstanding balance of commercial loans, and the percentage of the Company's loan portfolio held in commercial loans which are the Company's highest yielding assets.

Results of Operations

General. The Company recorded a net loss for the three months ended March 31, 2003 of $736,000, compared with a net loss of $239,000 for the same period in 2002. For the nine months ended March 31, 2003, net income was $131,000, which is an increase of $5,000 over the reported net income of $126,000 for the prior year's period. The increase in net income for the year to date periods is primarily from increases in gains on the sale of loans and insurance benefits in regards to bond recovery on the fraudulent loans in 2003 offset by reduced net interest income and fees and service charges and increased compensation and benefits, professional fees and repossessed asset write-down and losses.

In addition, as discussed above and in Note D to the Condensed Consolidated Financial Statements, the Bank will be restricted significantly in its asset growth for an unknown period of time. Specifically, under the Supervisory Agreement, the Bank may not increase its total assets during any quarter in excess of an amount equal to net interest credited on deposit liabilities during the quarter, until the Bank's two-year business plan mandated by the Supervisory Agreement has been accepted by the OTS. This inability to increase assets may materially reduce the Company's interest income and may have a material adverse effect on the Company's results of operations.

Net Interest Income. The Company's net income is primarily dependent upon net interest income. Net interest income was $467,000 and $2.00 million for the three and nine-month period ended March 31, 2003, respectively, as compared to $841,000 and $2.51 million for the same periods in the prior year.

The nine-month decrease of $516,000 was primarily the result of decreased interest from loans of $894,000 along with lower taxable security and interest bearing deposit income offset by net reduced funding costs of $445,000.

Interest income decreased $590,000 to $1.59 million for the three-month period ended March 31, 2003, from $2.18 million for the comparable 2002 period. During the nine-month period ended March 31, 2003, interest income decreased by $961,000 from $6.62 million to $5.66 million over the comparable 2002 period. Lower rates and reduced average outstanding balances of loans were both responsible for the lower interest income compared to the 2002 period.

Interest expense for the three-month period ended March 31, 2003 was $1.12 million compared with $1.34 million for the comparable period in the prior year. During the nine-month period ended March 31, 2003, interest expense decreased $445,000 from $4.11 million to $3.67 million over the comparable 2002 period. The decrease in interest expense of $445,000 was due both to lower average deposit rates and lower average deposit levels.

Item 2.  Management's Discussion And Analysis of Financial
              Condition And Results of Operations, Continued.

Provision for Loan Losses. During the nine months ended March 31, 2003, the Company had provisions for loan losses totaling $1.00 million compared with a provision of $990,000 for the comparable period in the prior year. For the three-month period ended March 31, 2003, the Company recorded provision for loan losses of $851,000 compared to $810,000 for the comparable period in the prior year. At March 31, 2003, the Company's allowance for loan losses totaled $2.00 million or 2.56% of loans. As of June 30, 2002, the Company's allowance for loan losses totaled $2,488,000 or 2.52% of loans. (For further information see footnote C to the Condensed Consolidated Financial Statements.)

After review of updated collateral and financial information of certain of the Company's loans, including loans classified as impaired and the unauthorized and fraudulent loans that were discovered in the Company's prior fiscal year, the Company recorded $851,000 provision during the quarter ended March 31, 2003. A substantial part of this provision relates to assessment of the financial condition of a single borrower. It is possible that additional provisions for loan losses will have to be made in future periods as a result of subsequent developments in the unauthorized and fraudulent loans matter, and such additional provisions could come from management's reassessment or at the direction of the OTS, the Bank's primary federal regulator.

Although management believes that it uses the best information available to determine the allowance for loan losses, unforeseen market conditions could result in adjustments and net income could be significantly affected if circumstances differ substantially from the assumptions used in making the determination. Future additions to the Company's allowance for loan losses will be the result of periodic loan and related collateral reviews and thus cannot be predicted in advance. In addition, federal regulatory agencies, as an integral part of their oversight process, periodically review the company's allowance for loan losses. Such agencies may require the Company to recognize additions to the allowance based upon their judgement of the information available to them at the time of their examination.

Non-Interest Income. Non-interest income consists primarily of fees and service charges on customers' accounts, including transaction fees, loans and investment sales gains, insurance benefits and other income. Non-interest income decreased by $58,000 to $198,000 for the three-months ended March 31, 2003, primarily from lower fees and service charges and securities gains offset by increased loan sales gains. For the nine-month period ended March 31, 2003, non-interest income increased by $1.60 million to $2.24 million from $643,000 in the prior period principally from increased insurance benefits and gains on sales of loans offset by lower fees and service charges and securities gains.

Non-Interest Expense. Non-interest expenses were $1.00 million and $3.00 million for the three and nine-month periods ended March 31, 2003, compared to $667,000 and $2.00 million for the same periods last year. The increase of $991,000 for the nine-month period ended March 31, 2003 compared to the same period last year was due primarily to: (a) compensation and benefits increases attributable to higher wages and severance expenses, (b) increased professional services, primarily legal and outside consulting services in connection with the unauthorized and fraudulent loans made by a former employee and other professional services contracted by the Company, and (c) REO and other asset write-downs and loss on sales.

Because it has been deemed by the OTS to be in "troubled condition," the Bank is subject to paying increased deposit insurance premiums. As a result, federal deposit insurance premiums increased by $56,000 to $60,000 for the three months ended March 31, 2003 compared to the prior period. The Bank will continue to pay increased federal deposit insurance premiums until it is no longer deemed to be in troubled condition by the OTS.

Income Taxes. Income taxes for the nine months ended March 31, 2003, were $110,000 as compared to the prior period income taxes of $35,000 due primarily to increased pre-tax income as well as the $99,000 non-taxable life insurance death benefit received in the prior period.

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

At March 31, 2003, the Company had $35.5 million in outstanding advances from the FHLB, used primarily to fund internally originated loans and other investments.

The Company uses its liquidity resources principally to meet loan originations, ongoing commitments to fund maturing certificates of deposit, deposit withdrawals and to meet operating expenses. Federal regulations require the Bank to maintain sufficient liquidity to maintain its safe and sound operation. Management believes that the level of the Bank's liquid assets at March 31, 2003, as well as repayments and other sources of funds will be adequate to meet the Company's foreseeable liquidity needs.

The following table presents off-balance-sheet contractual obligations and commitments of the Company as of March 31.

	(In Thousands)
	2003	2002

Undisbursed balance of loans closed	$ 1,312	$ 465
Commitments to originate loans	4,340	3,657
Commitments to sell loans	918	689
Unused consumer lines of credit	3,734	4,299
Unused commercial lines of credit	1,701	6,150
Letters of credit	1,500	1,500
Other contingent liabilities	272	286
Total off-balance-sheet obligations and commitments	$ 13,777	$ 17,046

The Bank's actual and required capital amounts and ratios are as follows:
	(Dollars in Millions)

	Actual		Required for Adequate Capital		To Be Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of March 31, 2003
Total risk-based capital (to risk-weighted assets)	$7.9	11.2%	$5.7	8.0%	$7.1	10.0%
Tier 1 risk-based capital (to risk-weighted assets)	7.0	9.9%	2.8	4.0%	4.2	6.00%
Core capital (to adjusted total assets)	7.0	5.4%	3.9	3.0%	6.5	5.00%
Tangible capital (to adjusted total assets)	7.0	5.4%	2.0	1.5%	NA	NA

At March 31, 2003, the Bank was classified as well capitalized.

Item 2.  Management's Discussion And Analysis of Financial
              Condition And Results of Operations, Concluded.

New Accounting Pronouncements

New accounting standards on asset retirement obligations, restructuring activities and exit costs, operating leases, and early extinguishment of debt were issued in 2002. Management determined that when the new accounting standards are adopted in 2003 they will not have a material impact on the Company's financial condition or results of operations.

Item 3.  Controls and Procedures

    Evaluation of Disclosure Controls and Procedures:
    An evaluation of the Company's disclosure controls and procedures (as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934 (the "Act")) was carried out under the supervision and with the participation of the Company's principal executive officer, principal financial officer and several other members of the Company's senior management within the 90-day period preceding the filing date of this quarterly report. The Company's principal executive officer and principal financial officer concluded that the Company's disclosure controls and procedures as currently in effect are effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is (i) accumulated and communicated to the Company's management (including the principal executive officer and principal financial officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.
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

    In September 2002, the Company also engaged an independent accounting firm (not affiliated with the Company's independent auditors) to conduct a review of the Company's internal controls. The results of that review were presented to the Company's Board of Directors and management in October 2002. After thorough review of the accounting firm's recommendations for strengthening internal controls and procedures, management developed an Internal Control Plan for the Bank, which was presented to the Board of Directors. Based on board review and discussion, a final plan was developed with a timetable for implementation of the key recommendations. Pursuant to the Bank's Supervisory Agreement with the OTS, the OTS may require that modifications be made to this plan. The significant changes made to date based on the recommendations include the following:

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

Item 3.  Controls and Procedures Continued

       - movement of all commercial loans from their existing loan tracking systems, which were designed for mortgage loans, to loan tracking systems designed for commercial loans. This change is expected to enable better monitoring of and reporting on commercial loans.

       - engagement of the independent accounting firm which conducted the review of the Company's internal control systems to perform the Company's internal audit function for calendar year 2003 under the direct supervision of the Company's Audit Committee. The first internal audit performed by the independent accounting firm engaged for this purpose was presented to the Company's Audit Committee on May 2, 2003.

       - hiring an employee to perform post-closing loan review to confirm proper authorization and to ensure proper documentation, booking and disbursement of funds.

In addition to taking the steps described above, the Company has identified an additional matter requiring attention. Specifically, the Company has noted that certain accounts maintained by the Bank require current reconciliation procedures. The Company will be aided by the independent accounting firm that performs the internal audit function as the Company continues to address this matter.
PART II. OTHER INFORMATION
Item 1.	Legal Proceedings
None

Item 2.	Changes in Securities
None

Item 3.	Defaults Upon Senior Securities
None

Item 4.	Submission of Matters to a Vote of Security Holders None

Item 5.	Other Information

Subsequent to March 31, 2003, Arthur Skale resigned as Chief Financial Officer of the Company and the Bank. Gregory J. Matthews, Senior Vice President and Chief Operating Officer of the Company and the Bank, was named acting Chief Financial Officer of the Company and the Bank, pending OTS approval.

Item 6.	Exhibits and Reports on Form 8-K
(a) Exhibits

Regulation S-B Exhibit Number		Document	Reference to Prior Filing or Exhibit Number Attached Hereto
	2	Plan of Acquisition, Reorganization, Arrangement, Liquidation or Succession	None
	3.1	Certificate of Incorporation	*
	3.2	Bylaws	*
	10	Executive Compensation Plans and Arrangements:
		Employee Stock Ownership Plan	*
		Stock Option and Incentive Plan	*
		Stock Option and Incentive Plan Amendment	***
		Recognition and Retention Plan	*
		Recognition and Retention Plan Amendment	***
		Sobieski Bancorp, Inc. Fee Continuation Plan for Retired Directors	**
		Sobieski Bank Fee Continuation Plan for Retired Directors	**
		Sobieski Bank Supplemental Executive Retirement Plan	**
		Termination Severance Contract with Thomas F. Gruber	***
		Employment Contract with Steven C. Watts	***
	11	Statement re: computation of per share earnings	Not Required
	15	Letter on unaudited interim financial information	Not Required
	18	Letter re: change in accounting principles	None
	19	Reports furnished to security holders	None
	22	Published report regarding matters submitted to vote	None
	23	Consent of experts	Not Required
	24	Power of Attorney	Not Required
	99	Certification Pursuant to Section 906 of Sarbanes-Oxley Act	Exhibit 99

_______________

*          Filed on December 30, 1994, as exhibits to the Company's Form S-1 registration statement (File number 33-88078). All of such previously filed documents are hereby incorporated by reference in accordance with Item 601 of Regulation S-B.
**        Filed as exhibits with the September 30, 1999 Form 10-QSB filing.

*** Filed as exhibits with the December 31, 2002 Form 10-QSB filing.
PART II. OTHER INFORMATION CONTINUED

(b) Reports on Form 8-K
None

    SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                                                    Sobieski Bancorp, Inc.
                                                                                          (Registrant)

Date:         May 15, 2003                                    By:
                                                                                                  Steven C. Watts
                                                                                      President and Chief Executive Officer

Date:          May 15, 2003                                   By:
                                                                                                       Gregory J. Matthews
                                                                                           Senior Vice President, Acting Chief Financial
                                                                                             Officer and Chief Operating Officer

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

Date:         May 15, 2003

By:

Steven C. Watts

President and Chief Executive Officer

    Certifications Continued

I, Gregory J. Matthews, certify that:

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

Date:         May 15, 2003

By:

Gregory J. Matthews

Senior Vice President, Acting Chief Financial

Officer and Chief Operating Officer

EXHIBIT 99 - CERTIFICATIONS PURUSANT TO SECTION 906 OF SARBANES - OXLEY ACT

Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, each of the undersigned hereby certifies in his capacity as an officer of Sobieski Bancorp, Inc. (the "Company") that the Quarterly Report of the Company on Form 10-QSB for the quarterly period ended March 31, 2003 fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934 and that the information contained in such report fairly presents, in all material respects, the financial condition and results of operations of the Company as of the dates and for the periods presented in the financial statements included in such report.

Dated: May 15, 2003                                               ________________________________________
                                                                                                            Steven C. Watts
                                                                                           President and Chief Executive Officer

Dated: May 15, 2003                                             ________________________________________
                                                                                                          Gregory Matthews
                                                                               Senior Vice President, Acting Chief Financial Officer

and Chief Operating Officer