Form 10KSB
period 2003-06-30
SOBIESKI BANCORP INC
filed 2003-09-29
CIK 934860

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-KSB

(MARK ONE)
[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended June 30, 2003
OR

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

Common Stock, par value $.01 per share
(Title of Class)

         Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X. NO __.

         Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

         State Issuer's revenues for its most recent fiscal year $9,130,000.

         As of September 19, 2003, there were issued and outstanding 677,032 shares of the Issuer's Common Stock. The aggregate market value of the voting stock held by non-affiliates of the Issuer, computed by reference to the closing price of such stock as of September 19, 2003 was approximately $6.7 million. (The exclusion from such amount of the market value of the shares owned by any person shall not be deemed an admission by the Issuer that such person is an affiliate of the Issuer.)

DOCUMENTS INCORPORATED BY REFERENCE

         Part II of Form 10-KSB - Portions of Annual Report to Stockholders for the fiscal year ended June 30, 2003.

         Part III of Form 10-KSB - Portions of the Proxy Statement for the 2003 Annual Meeting of Shareholders.

Next Page

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

         The Company is a unitary savings and loan holding company. Through the unitary holding company structure, it is possible to expand the scope of the activities conducted by the Company beyond those currently conducted by the Bank. The holding company structure also provides the Company with greater flexibility than the Bank would have to diversify its business activities, through existing or newly formed subsidiaries, or through acquisitions or mergers of both mutual and stock thrift institutions as well as other companies. There are no current arrangements, understandings or agreements regarding any such transaction. See "Regulation - Holding Company Regulation".

         At June 30, 2003, the Company had consolidated assets of approximately $121.4 million, deposits of approximately $74.6 million and stockholders' equity of approximately $9.1 million.

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

Next Page

         Sobieski Bank has been, and intends to continue to be, a community-oriented financial institution offering selected financial products and services to meet the needs of the communities it serves. The Bank attracts deposits from the general public and uses such deposits, together with other funds, to originate primarily one-to-four family, fixed-rate and adjustable-rate residential mortgage loans for retention in its portfolio or for sale to the secondary market. In addition, the Bank originates construction loans, consumer loans, and real estate-backed and other secured small business commercial loans and other commercial loans. See "Originations and Purchases of Loans and Mortgage-Backed Securities". However, as noted below, the Bank currently operates under a supervisory agreement with the Office of Thrift Supervision (the "OTS"), its primary federal regulator, under which the Bank may not, among other things, grant any new commercial loans without the prior written non-objection of the OTS. During both fiscal 2003 and 2002, the Bank held participation interests in commercial loans funded primarily by advances from the Federal Home Loan Bank ("FHLB") of Indianapolis.

Supervisory Agreement and Other Regulatory Matters

         On October 21, 2002, the Company announced that a moratorium on granting new commercial loans had been instituted on the Bank as a result of a directive from the OTS. Under this moratorium, which has been continued by the supervisory agreement with the OTS discussed below, the Bank may not grant new commercial loans until further notice from the OTS; however, it may fund commercial loan commitments and renew commercial loans in existence at the time of the issuance of the OTS directive. Commercial loans covered by the moratorium include secured and unsecured loans for commercial, business or agricultural purposes and include all loans secured by multi-family and commercial real estate.

         On February 5, 2003, the OTS notified the Bank that the OTS deemed the Bank to be in "troubled condition", primarily as a result of concerns associated with the unauthorized and fraudulent loans made by a former employee. See "Asset Quality-Unauthorized and Fraudulent Loans." As a result, until further notice from the OTS, the Bank will be restricted significantly in its asset growth, will be subject to paying an increased deposit insurance premium and be subject to other regulatory restrictions.

         On May 12, 2003, the Bank entered into a supervisory agreement with the OTS requiring the Bank to take a number of actions and imposing a number of restrictions on the Bank's business activities, including, among other things, the continuation of the moratorium described above on making new commercial loans, without the prior written non-objection of the OTS, and a prohibition on increasing the Bank's asset size in excess of specified limits. For additional information regarding the supervisory agreement, see "Management's Discussion and Analysis of Financial Condition and Results of Operations-Supervisory Agreement and Other Regulatory Matters" in the Annual Report to Stockholders filed as Exhibit 13 to this Annual Report on Form 10-KSB.

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

Next Page

         Important factors that could cause actual results to differ materially from the results anticipated or projected include, but are not limited to, the following: (1) the credit risks of lending activities, including changes in the level and direction of loan delinquencies and charge-offs; (2) changes in management's estimate of the adequacy of the allowance for loan losses and requirements by the OTS that additional provisions for loan losses be made, including possible additional provisions for loan losses necessitated by the unauthorized and fraudulent loans made by a former employee of the Bank as discussed under "Asset Quality - Unauthorized and Fraudulent Loans"; (3) the restrictions imposed on the Bank's business activities by the Supervisory Agreement with the OTS, including the restrictions on the Bank's commercial lending activities and asset growth, as discussed under "Management's Discussion and Analysis of Financial Condition and Results of Operations - Supervisory Agreement and Other Regulatory Matters" and "Note 10 - Regulatory Matters" in the notes to the audited consolidated financial statements in the Annual Report to Stockholders filed as Exhibit 13 to this Annual Report on Form 10-KSB; (4) competitive pressures among depository institutions; (5) interest rate movements and their impact on customer behavior and the Company's net interest margin; (6) the impact of repricing and competitors' pricing initiatives on loan and deposit products; (7) the Company's ability to adapt successfully to technological changes to meet customers' needs and developments in the marketplace; (8) the Company's ability to access cost-effective funding; (9) changes in financial markets and general economic conditions; (10) new legislation or regulatory changes; and (11) changes in accounting principles, policies or guidelines.

         The Company does not undertake any obligation to update any forward-looking statement to reflect circumstances or events that occur after the date on which the forward-looking statement is made.

Lending Activities

         General. The Bank originates primarily fixed and adjustable-rate, one-to-four family mortgage loans for retention in its portfolio or for sale. To a lesser extent, it also originates commercial real estate and non-real estate commercial loans, construction and consumer loans. Because of the supervisory agreement with the OTS and the moratorium on new commercial loans, however, the Bank's origination efforts have consequently been focused on loan types other than those covered by the moratorium. As a result of the moratorium, the Company has experienced a decline in the amount of commercial loans in its portfolio, which are the Company's highest yielding assets. For as long as the moratorium is in place, the Company expects that this trend will continue. The Company will continue to focus its business strategy on originating single family mortgage loans and increasing the originations of higher yielding consumer loans to offset the decline in commercial loan originations.

Next Page

          The Bank has in the past purchased participations of the Small Business Administration (the "SBA"). Substantially all of the Bank's loans are originated in its market area. At June 30, 2003, the Bank's net loan portfolio totaled $70.8 million.

          All loans are subject to approval by the appropriate loan committee or, if above specified amounts, the full Board of Directors of the Bank. With respect to one-to four-family residential loans and home equity loans, a loan committee comprised of three of the Bank's directors serving on a three-month rotating basis has authority to approve such loans up to $300,000; any such loans over $300,000 must be approved by the full Board of Directors of the Bank. With respect to commercial and consumer loans, a loan committee comprised of the Bank's CEO, COO/CFO and senior Lending Officer has authority to approve such loans up to $250,000; any such loans over $250,000 must be approved by the full Board of Directors of the Bank.

         Under regulations of the Office of Thrift Supervision (the "OTS"), the Bank's loans-to-one-borrower limit is generally limited to the greater of 15% of unimpaired capital and surplus or $500,000. See "Regulation - Federal Regulation of Savings Associations". At June 30, 2003, the maximum amount which the Bank could loan to any one borrower and the borrower's related entities was $1,274,000.

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

         The size of the Company's net loan portfolio decreased significantly during the last fiscal year, from $98.8 million at June 30, 2002 to $72.7 million at June 30, 2003. This decrease is primarily attributable to a significant increase in refinancing activity in one-to four family mortgage loans where the Bank originated and then sold the new loan to the secondary market or where the borrower obtained new financing from another lender. Also contributing to the decrease was the restriction on originating new commercial loans under the terms of the supervisory agreement with the OTS.

Next Page

         Loan Portfolio Composition. The following information presents the composition of the Company's loan portfolio in dollar amounts and in percentages before deductions for the allowances for loan losses as of the dates indicated.

	At June 30,
	2003		2002		2001
	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in Thousands)

One-to-four family (1)	$ 44,092	60.6%	$ 61,173	61.9%	$62,283	70.1%
Commercial loans	22,437	30.9	28,873	29.2	19,894	22.4
Home equity	3,765	5.2	4,365	4.4	3,933	4.4
Other consumer loans	2,432	3.3	4,477	4.5	2,731	3.1

Total loans	$ 72,726	100.0%	$ 98,888	100.0%	$ 88,841	100.0%

Allowance for loan losses	(1,895)		(2,488)		(340)

Total loans, net	$ 70,831		$ 96,400		$ 88,501

(1) Includes residential construction loans and second mortgage loans.

Next Page

         The following table shows the composition of the Company's loan portfolio by fixed and adjustable-rate loans at the dates indicated.

	At June 30,
	2003		2002		2001
	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in Thousands)
Fixed-Rate Loans:
One-to-four-family	$ 38,879	53.5%	$ 56,020	56.7%	$54,812	61.7%
Consumer loans	2,286	3.1	4,584	4.6	1,565	1.8
Commercial loans	11,416	15.7	13,932	14.1	3,455	3.9

Total fixed-rate loans	52,581	72.3	74,536	75.4	59,832	67.4

Adjustable-Rate Loans:
One-to-four-family	5,213	7.2	5,153	5.2	7,471	8.4
Commercial loans	11,021	15.1	14,941	15.1	16,439	18.5
Home equity and other consumer	3,911	5.4	4,258	4.3	5,099	5.7

Total adjustable-rate loans	20,145	27.7	24,352	24.6	29,009	32.6

Total loans	72,726	100.0%	98,888	100.0%	88,841	100.0%

Allowance for loan losses	(1,895)		(2,488)		(340)

Total loans, net	$ 70,831		$ 96,400		$88,501

Next Page

     The following schedule illustrates the amortization schedule by contractual maturity of the Company's loan portfolio at June 30, 2003. Loans which have adjustable or renegotiable interest rates are shown as maturing in the period during which the contract is due. The schedule does reflect scheduled principal amortization but does not reflect the effects of possible prepayments or enforcement of due-on-sale clauses.
Real Estate
	One-Four Family	Multi-Family & Commercial	Home Equity Consumer & Deposit Loans	Commercial	Total
	(Dollars in Thousands)

Due during the twelve months ending June 30,
2004 (1)	$ 3,215	$ 4,533	$ 4,791	$ 1,484	$ 14,023
2005	1,151	1,026	309	2,257	4,743
2006	1,905	962	715	697	4,279
2007 and 2008	5,111	9,981	287	-0-	15,379
2009 to 2013	10,705	293	95	-0-	11,093
2014 to 2033	22,005	1,204	-0-	-0-	23,209

Total	$ 44,092	$ 17,999	$ 6,197	$ 4,438	$ 72,726

Weighted average interest rate	6.67%	6.07%	7.74%	8.02%	6.69%

(1)  Includes demand loans, loans having no stated maturity and over-draft loans.

Next Page

         The following table shows the amount of non-mortgage commercial loans outstanding as of June 30, 2003, based on remaining scheduled repayments of principal due in the periods indicated, classified according to sensitivity to changes in interest rates.

Maturing	Fixed Rate	Variable Rate	Total
(Dollars in Thousands)

Within one year	$ 192	$ 1,417	$ 1,609
After one year but within five years	2,278	550	2,829
After five years	-0-	-0-	-0-
	$ 2,470	$ 1,967	$ 4,438

         The total amount of loans due after June 30, 2004 that have predetermined interest rates is $38.0 million and the total amount of loans due after that date that have adjustable interest rates is $20.7 million.

Next Page

         One-to-Four Family Residential Mortgage and Home Equity Lending. Residential loan originations are generated by the Bank's marketing efforts, its present customers, walk-in customers and referrals from real estate brokers. Historically, the Bank has focused its lending efforts primarily on the origination of fixed-rate loans secured by first mortgages on owner-occupied, single-family residences in its market area. In September 1994, the Bank began to originate adjustable rate mortgage ("ARM") loans. At June 30, 2003, the Company's one-to-four family residential mortgage loan portfolio totaled $44.1 million, or 60.6% of the Company's gross loan portfolio.

         This represents a significant decrease in the size of the Company's one- to four-family mortgage loan portfolio from June 30, 2002, when such loans totaled $61.2 million, or 61.9% of the Company's gross loan portfolio. This decrease is attributable to a significant increase in refinancing activity where the Bank originated and then sold the new loan to the secondary market or where the borrower obtained new financing from another lender.

         The Bank currently offers fixed-rate and adjustable rate mortgage and home equity loans. For the year ended June 30, 2003, the Bank originated $32.8 million of one-to-four family real estate related loans. At June 30, 2003, the Bank had $5.2 million of one-to-four family adjustable-rate mortgage loans, and $38.9 million of one-to-four family fixed-rate mortgage loans.

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

         Borrowers with adjustable-rate mortgage loans are qualified at the fully indexed rate. Adjustable-rate loans decrease the risk to the Bank associated with changes in interest rates but involve other risks, primarily because as interest rates rise, the payment by the borrower may rise to the extent permitted by the terms of the loan, thereby increasing the potential for default. At the same time, the market value of the underlying property may be adversely affected by higher interest rates. The Bank's ability to generate ARM loans is dependent upon the interest rate environment and customer preferences.

         The loans currently originated by the Bank are typically underwritten and documented pursuant to the guidelines of Freddie Mac. As part of its interest rate risk management, the Bank has employed a strategy of originating some fixed rate one to four family loans for sale. During fiscal 2003 and 2002, the Bank originated for sale $23.9 million and $14.8 million of fixed rate one to four family loans, respectfully, and sold $23.2 million and $15.2 million of fixed rate one to four family loans, respectfully. All of such sales were made to Freddie Mac. The Company intends to continue to pursue the sale of one to four family mortgage loans into the secondary market as a part of its asset/liability management strategy.

Next Page

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

         The Bank also originates second mortgage and home equity lines of credit. At June 30, 2003, the Bank's second mortgage loans and home equity loans totaled $214,000 and $3.8 million, respectively, compared to $301,000 and $4.4 million, respectively, at June 30, 2002. Second mortgage loans have fixed or variable rates of interest and have terms up to 15 years. Home equity loans have adjustable interest rates and terms of up to 12 years. These loans are underwritten using similar guidelines as for single family mortgage lending.

         Residential Construction Lending. The Bank originates loans for the construction of one-to-four family residences. For fiscal year ended June 30, 2003, the Bank's residential construction loan originations totaled $2.1 million and at June 30, 2003, residential construction loans in the Bank's loan portfolio totaled $2.8 million. As of June 30, 2003, all of these loans were secured by property located within the Bank's market area.

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

Next Page

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

         Consumer Lending. The Bank also originates consumer loans. The product line includes personal lines of credit, overdraft protection, automobile, marine, motorcycle, and recreational vehicle loans. The revolving and overdraft lines of credit feature variable rates of interest with the remaining product lines featuring fixed rates having repayment terms of one to six years. As of June 30, 2003, consumer loans excluding home equity loans referred to above totaled approximately $2.4 million, while home equity loans totaled $3.8 million for a combined total of $6.2 million or 8.5% of total loans. The Company plans to seek to increase the origination of consumer loans and home equity loans as part of its strategy of offsetting the effect of the OTS-imposed restrictions on originating commercial loans.

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

         Commercial Lending. Commercial loans at June 30, 2003 totaled $22.4 million or 30.9% of the Company's gross loan portfolio. These loans consist of participation certificates guaranteed by the SBA, participations with other financial institutions in commercial real estate and non-real estate loans and internally originated commercial real estate and non-real estate loans. Unlike residential mortgage loans, which generally are made on the basis of the borrower's ability to make repayment from his or her employment and other income, and which are secured by real property whose value tends to be more easily ascertainable, commercial business loans are generally of higher risk and typically are made on the basis of the borrower's ability to make repayment from the cash flow of the borrower's business. As a result, the ability of funds for the repayment of commercial business loans may be substantially dependent on the success of the business itself

Next Page

(which, in turn, may be dependent upon the general economic environment.) Commercial real estate lending typically involves higher loan principal amounts than residential mortgage loans and the repayment of the loans generally is dependent, in large part, on the successful operation of the property securing the loan or the business conducted on the property securing the loan. These loans may therefore be more adversely affected by conditions in the real estate markets or in the economy generally. For example, if the cash flow from the borrower's project is reduced due to leases not being obtained or renewed, the borrower's ability to repay the loan may be impaired. In addition, many commercial real estate loans are not fully amortized over the loan period, but have balloon payments due at maturity. A borrower's ability to make a balloon payment typically will depend on being able to either refinance the loan or completing a timely sale of the underlying property.

         Fixed-rate commercial loans at June 30, 2003 totaled $11.4 million or 15.7% of the Company's gross loan portfolio and adjustable-rate commercial loans at June 30, 2003 totaled $11.0 million or 15.1% of the Company's gross loan portfolio. These loans are originated internally or purchased participations originated by other financial institutions.

         Adjustable-rate commercial loans are predominately set to re-price on a basis that ranges from monthly through 5 years. Due to the nature of fixed-asset commercial lending and larger dollar amounts associated with this type of transaction, adjustable rate agreements commonly utilized are mutually beneficial to the borrower, by paying interest rates that reflect current market climate, and to the lending institution, particularly in regard to interest rate risk management.

          As noted above, under the Bank's supervisory agreement with the OTS, the Bank may not, among other things, grant any new commercial loans without the prior written non-objection of the OTS. Commercial loans covered by the moratorium include secured and unsecured loans for commercial, business or agricultural purposes and include all loans secured by multi-family and commercial real estate. For additional information regarding the supervisory agreement, see "Management's Discussion and Analysis of Financial Condition and Results of Operations-Supervisory Agreement and Other Regulatory Matters" in the Annual Report to Stockholders filed as Exhibit 13 to this Annual Report on Form 10-KSB.

Originations and Purchases of Loans

         Loan originations are developed from continuing business with depositors and borrowers, soliciting realtors, builders, walk-in customers and small business entities.

         While the Bank originates both adjustable-rate and fixed-rate loans, its ability to originate loans to a certain extent is dependent upon the relative customer demand for loans in its market, which is affected by the interest rate environment, among other factors. For the year ended June 30, 2003, the Bank originated $36.5 million in loans, as compared to $58.6 million for the year ended June 30, 2002 and $18.1 million for the fiscal year ended June 30, 2001. Originations during fiscal 2003 consisted of $32.8 million of one-to-four family real estate and home

Next Page

equity loans, and $3.8 million in other consumer and commercial loans. Originations during fiscal 2002 consisted of $49.5 million of one-to four family real estate and home equity loans and $9.1 million in other consumer and commercial loans. Originations during fiscal 2001 consisted of $15.4 million of one-to four family real estate and home equity loans and $2.7 million in other consumer and commercial loans.

          The Company believes the increase from fiscal 2001 to fiscal 2002 was a result of a much lower interest rate environment in fiscal 2002 compared to fiscal 2001, which triggered high levels of refinancings of existing mortgages and new loans, as well as the Bank's efforts during fiscal 2002 to originate more commercial and consumer loans. The Company believes the decrease from fiscal 2002 to fiscal 2003 is attributable to further reductions in market interest rates to levels at which the Bank believed it would be imprudent, as part of its interest rate risk management strategy, to originate, as well as the restrictions on originating commercial loans imposed by the OTS.

          Starting in fiscal 2000, as part of its interest rate risk management strategy, the Bank began to sell loans in the secondary market; prior to that time, the Bank generally retained all of its loan originations in the portfolio. During the year ended June 30, 2003, net sales of loans totaled $22.5 million while sales during fiscal 2002 and 2001 were $14.9 million and $11.3 million, respectively.

Next Page

         The following table shows the loan origination and purchase activities of the Bank for the periods indicated.

	Year Ended June 30,
	2003	2002	2001
	(In Thousands)
Originations:
One-to-four family real estate and home equity	$32,764	$49,545	$15,418
Other consumer and commercial loans	3,784	9,099	2,686

Total originations	36,548	58,644	18,104

Purchases:
Purchases of commercial business loans	-0-	1,260	-0-

Sales:
One-to-four family loans	(22,541)	(14,915)	(11,339)

Repayments:
Loans	(37,633)	(30,124)	(11,005)
Other, net	(587)	(6,966)	(540)

Total repayments	(38,220)	(37,090)	11,545

Net (decrease) increase	$(24,213)	$ 7,899	$(4,780)

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

Next Page

         When a loan becomes delinquent 90 days or more, the Bank will place the loan on non-accrual status. The loan will remain on a non-accrual status as long as the loan is 90 days delinquent. Loans delinquent less than 90 days may be placed on non-accrual status if the collection of principal and/or interest becomes doubtful.

         The following table sets forth the Bank's delinquencies by type, by amount and by percentage of type as of June 30, 2003.

Loans Delinquent For:
	60-89 Days			90 Days and Over			Total Delinquent Loans >60 days
	Number	Amount	Percent of Loan Category	Number	Amount	Percent of Loan Category	Number	Amount	Percent of Loan Category
	(Dollars in Thousands)

One-to four family	15	$903	2.0%	11	$ 621	1.4%	26	$1,524	3.4%
Commercial	-	-	-	11	3,611	16.1%	11	3,611	16.1%
Consumer	6	52.8%		7	87	1.4%	13	139	2.2%

Total	21	$955	1.3%	29	$4,319	5.9%	50	$5,274	7.3%

         Non-Performing Assets. The table below sets forth the amounts and categories of non-performing assets. Foreclosed assets include assets acquired in settlement of loans. The Bank had no accruing loans more than 90 days delinquent at June 30, 2003.
	At June 30,
	2003	2002	2001	2000	1999
	(Dollars in Thousands)
Non-accruing loans:
One-to-four family	$ 667	$ 447	$ 121	$ 144	$ 125
Commercial loans	3,784	6,119	-0-	93	-0-
Consumer	209	591	2	31	57

Total	4,660	7,157	123	268	182

Restructured loans	-0-	-0-	$1,097	-0-	-0-

Accruing over 90 days past due	-0-	76	-0-	-0-	-0-

Foreclosed assets:
One-to-four family	2,078	49	68	28	-0-
Other	788	925	958	-0-	-0-

Total	2,866	974	1,026	28	-0-

Total non-performing and foreclosed assets	7,526	8,207	$2,246	$296	$182

Total as a percentage of total assets	6.2%	5.9%	1.75%	.27%	.18%
         For the year ended June 30, 2003, gross interest income which would have been recorded had the non-accruing loans been current in accordance with their original terms amounted to $197,000. The amounts of interest income included in net income on these loans was $0.

Next Page

         Unauthorized and Fraudulent Loans. In May of 2002, the Company's Audit Committee identified certain loans that were made by a former employee of the Bank that were unauthorized and fraudulently conveyed or otherwise made without properly following the Bank's lending policies and procedures. Approximately $9.6 million of these loans, representing substantially all of such loans, were made in the Company's fiscal year 2002. Based on an initial review of the documentation supporting these loans, including collateral and borrower financial information, the Company recorded a provision for loan losses of $715,000 for these loans in the third quarter of 2002.

          The Bank's further review and investigation of the $9.6 million of loans and other loans, aided by outside contractors and law enforcement agencies, revealed various fraudulent activities and irregularities. Based on management's understanding of the financial condition of the borrowers, management determined that these loans were primarily collateral dependent. Accordingly, in the fourth quarter of fiscal 2002, the Company considered all these loans impaired, placed all of these loans on non-accrual and recorded an additional provision for loan losses of approximately $3.6 million for these loans during fiscal 2002, based on the deficiency of the estimated collateral value as compared to the outstanding balance of these loans and after consulting with the OTS and the Company's independent accountants on the amount of the provision. In addition, in the fourth quarter of fiscal 2002, the Company charged off approximately $3.3 million of these loans.

          As of June 30, 2003 and 2002, the outstanding balance of the above discussed unauthorized and fraudulent loans totaled approximately $2.6 and $6.3 million. As of June 30, 2003 and 2002, management allocated a specific allowance allocation of approximately $0 and $1.0 million for these loans. The Company continues to vigorously work with legal counsel and regulatory and federal authorities to pursue all available avenues for collection including the repossession of significant assets. The estimated fair value less selling costs for these assets has been considered in management's determination of the allowance for loan losses. During the year ended June 30, 2003, the Company received bond claims of $1.5 million, stemming from the unauthorized and fraudulent loan activity by the former employee. This former employee has pleaded guilty to charges of bank fraud and mail fraud stemming from his involvement in making these loans.

         Also, as of June 30, 2003 and 2002, approximately $4.5 million and $7.8 million of additional loans, exclusive of the aforementioned unauthorized and fraudulent loans, were classified as impaired because of unauthorized lending activities, credit quality concerns and loan documentation issues, primarily attributable to the actions of the former employee involved in the bank fraud. As of June 30, 2003 and 2002, the Company had specific allowance for loan losses allocations on these additional impaired loans of approximately $1.3 million and $670,000.

         The increase in foreclosed assets involving one to four family loans from $49,000 at June 30, 2002 to $2.1 million at June 30, 2003 is a result of foreclosures on properties securing some of the above discussed unauthorized and fraudulent loans.

Next Page

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

         In connection with the filing of its periodic reports with the OTS and in accordance with its classification of assets policy, the Bank regularly reviews problem loans and real estate acquired through foreclosure to determine whether such assets require classification in accordance with applicable regulations. On the basis of management's review of its loans and after consultations with the Office of Thrift Supervision as of June 30, 2003, the Bank had classified a total of $9.4 million of its loans as substandard, $4.0 as doubtful and none as loss. This compares with $11.8 million of loans classified as substandard, none as doubtful and none as loss at June 30, 2002 and $123,000 of loans classified as substandard, none as doubtful and none as loss at June 30, 2001. The increase in classified loans from June 30, 2001 to June 30, 2002 is primarily due to the unauthorized and fraudulent loans made by a former employee of the Bank that were discovered by the Company's Audit Committee in May 2002. The increase in classified loans from June 30, 2002 to June 30, 2003 is a result of other loans classified because of unauthorized lending activities, credit quality concerns and loan documentation issues, primarily attributable to the actions of the former employee involved in the bank fraud. At June 30, 2003, total classified loans comprised $13.4 million or 147% of the

Next Page

Company's capital and 11% of the Company's total assets compared with total classified loans at June 30, 2002 of $11.8 million or 122.5% of the Company's capital and 8.5% of the Company's total assets at that date, and total classified loans at June 30, 2001 of $123,000 or 0.9% of the Company's capital and 0.1% of the Company's total assets at that date. Classified loans are inclusive of loans defined as non-performing.

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

         Management performs periodic evaluations of the adequacy of the allowance. Management determines the need to individually evaluate loans based on known information about the loan, including the financial condition of the borrower and the delinquency status of the loan. Management evaluates such loans using a process that considers specific factors affecting the individual borrower including the financial condition of the borrower and current regional and national economic conditions affecting the borrower, ability of the borrower to repay the loan and the underlying estimated fair value of collateral. All loans that are not individually evaluated are grouped. A percentage allocation requirement is applied based on historical loss factors and current regional and national economic factors. A higher percentage allocation requirement is applied to groups of consumer and commercial loans than to mortgage loans. Historical loss factors exclude the losses incurred during fiscal 2002 and 2003 on the fraudulent and unauthorized loans discussed elsewhere herein. Management at times allocates specific allowance amounts for individual loans; however, the entire allowance is available for any loan charge-off. Charge-offs on specific loans are charged against the allowance for loan losses when uncollectability of the loan is confirmed. Management expects that as the loan portfolio and economic and other factors change, the allowance for loan losses may change. In addition, the Bank's regulators, as part of the examination process, periodically review the Company's allowance for loan losses. The regulators may require additions to the allowance based on their assessment of the information available to them at the time of examination. No assurance can be made as to the amount or timing of additional provisions that may be required by the regulators.

         At June 30, 2003, the allowance for loan losses totaled approximately $1.9 million, compared to $2.5 million at June 30, 2002 and $340,000 at June 30, 2001. During fiscal 2003, a provision for loan losses of $1.2 million was recorded compared to provisions for loan losses of $7.1 million and $56,000 for fiscal 2002 and fiscal 2001 respectively. Charge-offs during fiscal 2003 totaled $1.8 million, as compared to $4.9 million for fiscal 2002 and $105,000 for fiscal 2001. Recoveries totaled $8,000 for fiscal 2003; no recoveries were recorded in fiscal 2002 or fiscal 2001. Of the $7.1 million provision in fiscal 2002, approximately $4.3 million relates to $9.6 million of fraudulent or otherwise unauthorized loans and approximately $2.1 million relates to other credit quality concerns attributable to the former loan officer, as discussed above.

Next Page

         Also, as of June 30, 2003, approximately $4.5 million of additional loans, exclusive of the aforementioned unauthorized and fraudulent loans, were classified as impaired because of unauthorized lending activities, credit quality concerns and loan documentation issues, primarily attributable to the actions of the former employee involved in the bank fraud. As of June 30, 2003, the Bank has specific allowance for loan losses allocations on these additional impaired loans of approximately $1.3 million.

         The amount of allowance for loan losses determined to be necessary by management as of June 30, 2003 has also been impacted by the overall decrease in the loan portfolio. Decreased levels of mortgage and non-mortgage consumer and commercial loans during the year have resulted in lower allowance allocations based on the lower outstanding balances. For such loans that were not considered to be impaired and therefore, specific loss allocations were not considered on an individual loan basis, allocations totaled approximately $385,000 at June 30, 2003 as compared to $796,000 at June 30, 2002.

         The provision for loan losses totaled $1.2 million for the year ended June 30, 2003 compared to $7.1 million during the previous year. The provision expense recorded during fiscal 2003 is primarily related to the continued review of updated collateral and financial information for certain of the Company's loans, including loans classified as impaired and the unauthorized and fraudulent loans discussed above. It is possible that additional provisions for loan losses will have to be made in future periods as a result of subsequent developments in the unauthorized and fraudulent loans matter and with other impaired loans. Such additional provisions could result from management's reassessment or at the direction of the OTS.

Next Page

     The following table sets forth an analysis of the Company's allowance for loan losses.

	Year Ended June 30,
	2003	2002	2001
	(Dollars in Thousands)

Balance at beginning of period	$ 2,488	$ 340	$ 395

Charge-offs:
One-to-four family	27	-0-	17
Commercial Loans	1,716	4,923	88
Consumer loans	41	-0-	-0-
Net Charge-Offs	1,784	4,923	105

Recoveries	8	-0-	-0-

Provision charged to operations	1,183	7,071	50

Balance at end of period	$1,895	$2,488	$ 340

Ratio of net charge-offs to average loans outstanding during the period	2.08%	5.06%	0.12%

Ratio of net charge-offs to average non-performing loans during the period	29.9%	227.3%	7.9%

         The distribution of the Company's allowance for loan losses at the dates indicated is summarized as follows:

	At June 30,
	2003			2003			2003

	Allowance	Loan Amount	Percent of Total Loans	Allowance	Loan Amount	Percent of Total Loans	Allowance	Loan Amount	Percent of Total Loans

One-to-four family	$ 177	$44,092	60.6%	$ 181	$68,342	69.1%	$ 168	$68,283	70.1%
Commercial loans	1,659	22,437	30.9	2,091	20,224	20.5	98	19,894	22.4
Home equity	10	3,765	5.2	15	4,365	4.4	10	3,933	4.4
Other consumer loans	49	2,432	3.3	201	5,957	6.0	26	2,731	3.1
Unallocated	N/A	N/A	N/A	N/A	N/A	N/A	38	N/A	N/A

Total (1)	$1,895	$72,726	100.0%	$2,488	$98,888	100.0%	$ 340	$88,841	100.0%

(1) Total loans represent the amount before deducting the loan loss allowance.

Next Page

Investment Activities

         General.  The Bank's liquidity may increase or decrease depending upon the availability of funds and comparative yields on investments in relation to the return on loans. Historically, the Bank has generally maintained liquid assets at levels believed adequate to meet the requirements of normal operations, including repayments of maturing debt and potential deposit outflows. Cash flow projections are regularly reviewed and updated to assure that adequate liquidity is maintained. At June 30, 2003, the Bank's liquidity ratio (measured as liquid assets as a percentage of net withdrawable savings deposits and current borrowings) was 110.9%, compared to 57.6% at June 30, 2002. This increase is largely attributable to lower levels of deposits at June 30, 2003.

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

         Generally, the investment policy of the Bank, as established by the Board of Directors, is to invest funds among various categories of investments and maturities based upon the Bank's liquidity needs, asset/liability management policies, investment quality, marketability and performance objectives. The Investment Committee consists of three outside directors, Robert J. Urbanski, Joseph F. Nagy, and Richard J. Cullar, plus President and Chief Executive Officer Steven C. Watts and Senior Vice President Gregory J. Matthews. Subject to the policies established by the Board of Directors, President Watts and Senior Vice President Matthews are authorized to purchase and sell securities. All securities transactions are reported to the Bank's Board of Directors at their next regular meeting.

         Mortgage-Backed Securities.  The Bank purchases mortgage-backed securities to supplement residential loan production and as part of its asset/liability strategy. The type of securities purchased is based upon the Bank's asset/liability management strategy and balance sheet objectives. For instance, most of the mortgage-backed securities purchased by the Bank over the last several years have had adjustable rates of interest. At June 30, 2003, the amortized cost of the Bank's mortgage-backed securities was $20.7 million and the market value of these mortgage-backed securities was $20.8 million.

         At June 30, 2003, $2.4 million (amortized cost) or 11% of the Bank's mortgage-backed securities have been classified as held-to-maturity and, accordingly, are included in its financial statements at amortized cost. Mortgage-backed securities with an amortized cost of $18.4 million or 89% have been classified as available-for-sale and are included in the financial statements at fair value. See Note 3 of the Notes to Consolidated Financial Statements for additional information regarding the amortized cost and estimated fair value of the Bank's mortgage-backed securities.

Next Page

         As of June 30, 2003, substantially all of the Bank's mortgage-backed securities were backed by government sponsored agency programs.

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

         Mortgage-backed securities generally yield less than the loans that underlie such securities because of the cost of payment guarantees or credit enhancements that reduce credit risk to holders and the retention of a servicing spread by the loan servicer. Since federal agency mortgage-backed securities generally carry a yield approximately 50 to 100 basis points below that of the corresponding type of residential loan, in the event that the proportion of the Bank's assets consisting of mortgage-backed investments increase in the future, the Bank's asset yield would be adversely affected. Mortgage-backed securities are also more liquid than individual mortgage loans and may be used to collateralize obligations of the Bank. In general, mortgage-backed securities issued or guaranteed by Fannie Mae and Freddie Mac are weighted at no more than 20% for risk-based capital purposes, and mortgage-backed securities issued or guaranteed by GNMA are weighted at 0% for risk-based capital purposes, compared to an assigned risk weighting of 50% to 100% for whole residential mortgage loans.

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

         Included in mortgage-backed securities are collateralized mortgage obligations and certain participating interests in real estate mortgage investment conduits ("REMICs") (hereinafter collectively referred to as "CMOs"). CMOs are special types of pass-through certificates in which the stream of principal and interest payments on the underlying mortgages or mortgage-backed securities is used to create classes with different maturities and, in some cases, amortization schedules, as well as a residual interest, with each such class possessing different risk characteristics.

Next Page

         The CMO instruments the Bank has purchased are most like debt instruments because these CMO instruments have stated principal amounts and traditionally defined interest-rate terms. Purchasers of certain other CMO instruments are entitled to the excess, if any, of the issuer's cash inflows, including reinvestment earnings, over the cash outflows for debt service and administrative expenses. These CMO instruments may include instruments designated as residual interests and are thought to be "high risk" in that these CMO instruments could result in the loss of a portion of the original investment. Cash flows from residual interests are extremely sensitive to prepayments and, thus, contain a high degree of interest-rate risk. The Bank has no such residual interest CMO's.

         Investment Securities.  In addition to mortgage-backed securities, the Bank has investments consisting of U.S. Treasury notes, agency, municipal, and corporate debt securities. At June 30, 2003, the amortized cost of these securities totaled $4.3 million, or 3.3% of total assets. The Bank also had an investment of $1.9 million in FHLB stock, satisfying its requirement for membership in the FHLB of Indianapolis.

         It is the Bank's general policy to purchase securities which are U.S. Government securities or federal agency obligations or other issues that are rated investment grade.

         As of June 30, 2003, individual investments, other than issuances by the U.S. Government and government agencies, in excess of 10% of the Company's stockholders' equity in the aggregate were as follows:

Name of Issuer	Type of Security	Book Value	Market Value

Falcon Franchise Loan LLC	CMO	$995,000	$995,000
         At June 30, 2003, the weighted average maturity of the securities portfolio (excluding FHLB stock and marketable equity securities) was 18.0 years.

Next Page

         The following table sets forth the maturities of the Bank's investment portfolio at June 30, 2003 based on amortized cost.

	Maturities (In Thousands)
	Within One Year	After One Year But Within Five Years	After Five Years But Within Ten Years	After Ten Years

U.S. Government and agency securities (1)	$ -0-	$ 613	$ 405	$ 570
Municipal securities (2)	-0-	500	495	-0-
Mortgage-backed securities (3)	-0-	213	2,796	17,714
Corporate obligations	-0-	507	886	298

	-0-	$1,833	$4,582	$18,582

Weighted average yield (2)	-	4.69%	5.03%	4.14%

(1) SBA agency securities are based on contractual maturities assuming principal repayments.
(2) Yields are presented on a non-tax equivalent basis.
(3) Based on weighted average contractual maturities assuming principal repayments.

Next Page

        The following table sets forth the composition of the Bank's investment and mortgage-backed securities at the dates indicated.

	At June 30,
	2003		2002		2001
	Book Value	% of Total	Book Value	% of Total	Book Value	% of Total
	(Dollars in Thousands)
Investment securities:
U.S. Treasury securities	$ 613	2.4%	$ 617	2.3%	$ 1,007	3.6%
U.S. agency securities	978	3.9	1,381	5.3	2,300	8.1
Municipal securities	995	4.0	998	3.8	1,001	3.6
Corporate obligations	1,777	7.1	2,011	7.7	1,774	6.2

Mortgage-backed securities:
GNMA	822	3.3	1,230	4.7	4,876	17.2
FNMA	2,351	9.4	3,247	12.4	4,068	14.3
FHLMC	1,190	4.7	1,933	7.4	1,630	5.7
CMO's	16,394	65.2	14,776	56.4	11,702	41.3
Subtotal mortgage-backed securities	20,757	82.6	21,186	80.9	22,276	78.5
Total investment securities	$ 25,120	100.0%	$ 26,193	100.0%	$ 28,358	100.0%

Other securities:
FHLB stock	$ 1,900	98.7%	$ 1,875	98.7%	$ 1,776	98.6%
Marketable equity securities	25	1.3	25	1.3	25	1.4
Total other securities	$ 1,925	100.0%	$ 1,900	100.0%	$ 1,801	100.0%

Other interest-earning assets:
Interest-bearing deposits with financial institutions	$ 9,590	100.0%	$ 1,915	43.4%	$ 1,249	47.4%
Federal funds sold	-0-	-0-	1,900	43.1	-0-	-0-
Certificates of Deposit	-0-	-0-	594	13.5	1,388	52.6
Total other interest-earning assets	$ 9,590	100.0%	$ 4,409	100.0%	$ 2,637	100.0%

Next Page

Sources of Funds

         General.  The Bank's primary sources of funds are deposits, FHLB advances, payment of principal and interest on loans, interest earned on mortgage-backed securities, investment securities, interest earned on interest-bearing deposits with other financial institutions and other funds provided from operations.

         Deposits.  Sobieski Bank offers a variety of deposit accounts having a wide range of interest rates and terms. The Bank's deposits consist of passbook, NOW checking, money market deposit and certificate accounts. The current certificate account product offerings range in terms from seven days to four years.

         The Bank relies primarily on advertising (including direct mail, company newsletter, promotions and newspaper), competitive pricing policies and customer service to attract and retain these deposits. Sobieski Bank solicits deposits primarily from its market area, and currently does not engage in any type of premium, gift or promotional programs beyond the advertising vehicles mentioned above. Under the terms of its supervisory agreement with the OTS, the Bank is prohibited from accepting, renewing or rolling over brokered deposits without OTS approval. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Supervisory Agreement and Other Regulatory Matters" in the Annual Report to Stockholders filed as Exhibit 13 to this Annual Report on Form 10 KSB. The flow of deposits is influenced significantly by general economic conditions, changes in money market and prevailing interest rates and competition.

         The Bank continues to be susceptible to short-term fluctuations in deposit flows as customers have become more interest rate conscious. The Bank endeavors to manage the pricing of its deposits in keeping with its asset/liability management and profitability objectives. The ability of the Bank to attract and maintain savings accounts and certificates of deposit, and the rates paid on these deposits, has been and will continue to be significantly affected by market conditions. The Bank's total deposits decreased by approximately $17.0 million during the year ended June 30, 2003. The decrease in deposits is primarily attributable to the maturity of significant public deposits which were not retained by the Bank. The reduction in these public deposits reflects the Bank's efforts to mitigate interest rate risk by allowing the run-off of more costly deposits. The Bank may seek public deposits as a potential funding source again in the future.

Next Page

         The following table sets forth the savings flows at the Bank during the periods indicated.

	2003	2002	2001
	(Dollars in Thousands)
Opening balance	$91,573	$78,995	$73,928
Net deposits (withdrawals)	(17,256)	12,221	4,661
Interest credited (1)	245	357	406

Ending balance	74,562	91,573	$78,995

Net increase (decrease)	($17,011)	$12,578	$ 5,067

Percent increase (decrease)	(18.6%)	15.9%	6.85%

(1) Includes interest credited to passbook, NOW and money market deposit accounts, but not certificates of deposit.

Next Page

     The following table sets forth the dollar amount of average savings deposits and the average weighted rate paid in the various types of deposit programs offered by the Bank for the years indicated.

	2003			2002			2001
	Average Amount	Percent of Total	Average Rate Paid	Average Amount	Percent of Total	Average Rate Paid	Average Amount	Percent of Total	Average Rate Paid
	(Dollars in Thousands)
Transaction and Savings Deposits:
NOW and MMDA accounts	$ 9,903	11.4%	1.04%	$ 8,465	9.9%	1.57%	$ 6,504	8.6%	1.68%
Savings deposits	13,090	15.1%	1.09%	13,070	15.3%	1.71%	12,924	17.2%	2.28%
Total non-certificates	22,993	26.5%	1.07%	21,535	25.2%	1.65%	19,428	25.8%	2.08%

Certificates	63,922	73.5%	3.93%	63,696	74.8%	4.97%	55,870	74.2%	6.06%

Total average deposits	$86,915	100.0%	3.17%	$85,231	100.0%	4.13%	$75,298	100.0%	5.03%

Next Page

         The following table shows rate and maturity information for the Bank's certificates of deposit as of June 30, 2003.

	Total	Percent of Total
	(Dollars in Thousands)
Certificate accounts maturing in:
12 months or less	$ 18,728	35.7%
Over 12 months to 36 months	29,367	56.1
Over 36 months	4,306	8.2

Total	$ 52,401	100.0%

         The following table indicates the amount of the Bank's certificates of deposit of $100,000 and over by time remaining until maturity as of June 30, 2003.

	Maturity
	(Dollars in Thousands)
	3 months or less	Over 3 to 6 months	Over 6 to 12 months	Over 12 months	Total
Certificates of deposit of $100,000 or more	$863	$796	$857	$6,873	$9,389

         Borrowings.  Although deposits are the Bank's primary source of funds, the Bank may utilize FHLB advances or other borrowings to support lending activities and to assist the Bank's asset/liability management strategy when they are a less costly source of funds and may be invested at a positive interest rate spread or when the Bank desires additional capacity to fund loan demand. At June 30, 2003, the Bank had borrowings of $35.6 million consisting entirely of advances from the FHLB of Indianapolis. Collateral on the FHLB borrowings consisted of $26.7 million of mortgage loans, investment securities with a carrying value of $24.0 million, and deposits at the FHLB of $4.4 million.

         The following table sets forth the maximum month-end balance, average balance, year-end balance and weighted average cost of FHLB of Indianapolis advances for the periods indicated.

	Year ended June 30,
	(Dollars in Thousands)
	2003	2002
Maximum month-end balance for the year ended	$ 36,000	$ 36,000
Average balance for the year ended	$ 35,750	$ 36,000
Balance at June 30	$35,550	$ 36,000

Weighted average cost of funds for the year ended	5.55%	5.54%
Weighted average cost of funds as June 30	5.55%	5.54%

Next Page

         Earnings, Stockholders' Equity and Dividend Information.  The following table sets forth earnings, earnings related data and per share data:

	2003	2002	2001
	(Dollars in thousands except per share data)
Average stockholders' equity	$9,719	$13,263	$12,916
Net Income (loss)	($393)	($3,414)	$607
Return on average assets	(.29%)	(2.53%)	.52
Average equity to average total assets	7.16%	9.83%	11.02%
Return on average stockholders' equity	(4.04%)	(25.75%)	4.70%
Basic earnings (loss) per share	($0.61)	($5.33)	$.94
Cash dividends declared per share	$.34	$.325	$.32
Dividend payout percentage	N/A	N/A	34%

Service Corporation Activities

         As a federally chartered savings association, Sobieski Bank is permitted by OTS regulations to invest up to 2% of its assets, or approximately $2.2 million at June 30, 2003, in the stock of, or loans to, service corporation subsidiaries. Sobieski Bank may invest an additional 1% of its assets in service corporations where such additional funds are used for community, inner-city or community development purposes and make additional loans to service corporations subject to prescribed limits. In addition to investments in service corporations, federal savings associations are permitted to invest an unlimited amount in operating subsidiaries engaged solely in activities in which a federal savings association may engage in directly. At June 30, 2003, Sobieski Bank had no active service corporation activities.

Competition

         Sobieski Bank faces strong competition, both in originating loans and in attracting deposits. Competition in originating loans comes primarily from commercial banks, savings institutions, mortgage bankers and credit unions located in the Bank's market area. Commercial banks, savings institutions and credit unions provide vigorous competition in consumer lending. The Bank competes for real estate and other loans principally on the basis of the quality of services it provides to borrowers, the interest rates and loan fees it charges, and the types of loans it originates. See "Business-Lending Activities".

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

Next Page

Employees

         At June 30, 2003, the Bank had a total of 33 full-time equivalent employees. The Bank's employees are not represented by any collective bargaining group. Management considers its employee relations to be good.

Executive Officers Who Are Not Directors

         The business experience of each executive officer of the Bank and the Company who is not also a director is set forth below.

         Steven C. Watts, age 52. Mr. Watts is currently the President and Chief Executive Officer and joined the Bank in January 2003. Mr. Watts previously served as Regional President for Republic Bank in Lansing, Michigan and prior to that as President and Group Manager for Norwest Bank Indiana, located in South Bend, Indiana. Mr. Watts has over thirty-years experience in the commercial banking industry.

         Gregory J. Matthews, age 43. Mr. Matthews joined the Company in March 1998. He is currently serves as Senior Vice President and Chief Operations Officer/Acting Chief Financial Officer. He is responsible for finance and budget planning, retail banking, operations, and information systems. Mr. Matthews worked for 19 years in operations and funds management at 1st Source Bank in South Bend, most recently as vice president of the Funds Management Division.

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

Next Page

Federal Regulation of Savings Associations

         The OTS has extensive authority over the operations of savings associations. As part of this authority, the Bank is required to file periodic reports with the OTS and is subject to periodic examinations by the OTS. The last regular OTS examinations of the Bank were as of December 31, 2000 and June 30, 2002. The OTS conducted compliance examinations as of August 31, 1999 and as of February 28, 2002. In addition, as a result of the unauthorized and fraudulent loans made by a former employee discovered by the Company's Audit Committee in May 2002, the OTS conducted a special examination of the Bank as of April 21, 2003. Examiners may require the Bank to provide for higher general or specific loan loss reserves.

         All federal savings associations are subject to a semiannual assessment, based upon the savings association's total assets, to fund the operations of the OTS. The Bank's OTS assessment for the fiscal year ended June 30, 2003 was $41,000.

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

         In addition, the investment, lending and branching authority of the Bank is prescribed by federal laws and regulations, and it is prohibited from engaging in any activities not permitted by such laws and regulations. For instance, no savings institution may invest in non-investment grade corporate debt securities. In addition, the permissible level of investment by federal savings associations in loans secured by non-residential real property may not exceed 400% of total capital, except with approval of the OTS The Bank is in compliance with the noted restrictions. Federal savings associations are generally authorized to branch nationwide.

         The Bank's general permissible lending limit for loans-to-one-borrower is equal to the greater of $500,000 or 15% of unimpaired capital and surplus (except for loans fully secured by certain readily marketable collateral, in which case this limit is increased to 25% of unimpaired capital and surplus). At June 30, 2003, the Bank's lending limit under this restriction was $1,274,000. Because of the unauthorized and fraudulent loans made by a former employee, the Bank is currently not in compliance with the loans-to-one-borrower limitation.

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

Next Page

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

Regulatory Capital Requirements

         Federally insured savings associations, such as the Bank, are subject to prompt corrective action regulations under which an institution that is not at least adequately capitalized is subject to various penalties. Under these regulations, to be adequately capitalized, an institution generally must have a ratio of Tier 1 capital to total assets of at least 4%, a ratio of Tier 1 capital to risk-weighted assets of at least 4% and a ratio of total capital to risk-weighted assets of at least 8%. An institution is generally considered well capitalized if it has a ratio of Tier 1 capital to total assets of at least 5%, a ratio of Tier 1 capital to risk-weighted assets of at least 6% and a ratio of total capital to risk-weighted assets of at least 10%. In addition, to be well capitalized, an institution must not be subject to a written agreement, capital directive, or prompt corrective action directive requiring it to maintain a specific capital level.

         Tier 1 (or core) capital generally consists of common stockholders equity including retained earnings, certain noncumulative perpetual preferred stock and related surplus, and certain minority interests in subsidiaries, reduced by certain intangible assets, servicing assets, interest only strips and investments in certain subsidiaries.

         Total capital generally consists of Tier 1 capital plus Tier 2 (or supplementary) capital. Tier 2 capital generally consists of certain preferred stock and subordinated debt, allowance for loan and lease losses (up to 1.25% of risk-weighted assets) and up to 45% of certain unrealized gains on available for sale securities. Tier 2 capital included in total capital may not exceed 100% of Tier 1 capital.

         Risk-weighted assets are determined by assigning risk weights ranging from 5% to 100% to categories of an institutions assets. For example, prudently underwritten permanent 1-4 family first lien mortgage loans, not more than 90 days delinquent and having a loan to value ratio of at least 80% or insurance by an approved insurer, are risk-weighted at 50%.

Next Page

         At June 30, 2003, the Bank had a ratio of Tier 1 capital to total assets of 5.36%, a ratio of Tier 1 capital to risk-weighted assets of 9.81% and a ratio of total capital to risk-weighted assets of 11.08%.

         The OTS is generally required to take action to restrict the activities of an institution that is not at least adequately capitalized. On a case by case basis, the OTS may generally classify an institution in a lower capital category. Any such institution must submit a capital restoration plan and until such plan is approved by the OTS may not increase its assets, acquire another institution, establish a branch or engage in any new activities, and generally may not make capital distributions.

         As a condition to the approval of the capital restoration plan, any company controlling an undercapitalized associations must agree that it will enter into a limited capital maintenance guarantee with respect to the institution's achievement of its capital requirements.

         Any savings association that fails to comply with its capital plan or is "significantly undercapitalized" (i.e., has ratios of Tier 1 capital to total assets or Tier 1 capital to risk-weighted assets of less than 3% or a ratio of total capital to risk-weighted assets of less than 6%) is subject to various requirements and operating restrictions, including, for example, requiring the issuance of additional voting securities; limitations on asset growth; mandated asset reduction; changes in senior management; divestiture, merger or acquisition of the institution; restrictions on executive compensation; and any other action the OTS deems appropriate. An institution that becomes "critically undercapitalized"(i.e., has a ratio of tangible equity to total assets of 2% or less) is subject to further mandatory restrictions. In addition, with certain limited exceptions, the OTS must appoint a receiver (or conservator with the concurrence of the FDIC) for an institution within 90 days after it becomes critically undercapitalized.

         The imposition by the OTS or the FDIC of any of these measures on Sobieski Bank may have a substantial adverse effect on the Bank's operations and profitability.

         In addition to the prompt corrective action regulations, the OTS capital regulations establish certain additional minimum capital requirements generally requiring an institution to have a ratio of tangible capital to total assets of at least 1.5%, a ratio of core capital to total assets of at least 4%, and a ratio of total capital to risk-weighted assets of at least 8%. Tangible capital is similar to core capital with certain exceptions. In general, the minimum capital requirements under these regulations are lower than the requirements to qualify as adequately capitalized under the prompt corrective action regulations. On a case by case basis, the OTS may require higher capital levels. At June 30, 2003, the Bank's capital exceeded the requirements of the OTS capital regulations.

Limitations on Dividends and Other Capital Distributions

         OTS regulations impose various restrictions on savings institutions with respect to their ability to make distributions of capital, which include dividends, stock redemptions or repurchases, cash-out mergers and other transactions charged to the capital account.

Next Page

         Generally, savings institutions such as the Bank, may make capital distributions during any calendar year equal to the greater of 100% of net income for the year-to date period plus retained net income for the two preceding years provided that before and after the proposed distribution the Bank will remain well-capitalized. However, an institution deemed to be in need of more than normal supervision by the OTS may have its dividend authority restricted by OTS. The Bank may pay dividends in accordance with this general authority. At June 30, 2003, none of the Bank's retained earnings were available for distribution to the Company without obtaining prior regulatory approval.

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

Qualified Thrift Lender Test

         All savings associations, including Sobieski Bank, are required to meet a qualified thrift lender ("QTL") test to avoid certain restrictions on their operations. This test requires a savings association to have at least 65% of its portfolio assets (as defined by regulation) in qualified thrift investments on a monthly average for nine out of every 12 months on a rolling basis. As an alternative, the savings association may maintain 60% of its assets in those assets specified in Section 7701(a)(19) of the Internal Revenue Code. Under either test, such assets primarily consist of residential housing related loans and investments. At June 30, 2003, the Bank met the test and has always met the QTL test since its effectiveness.

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

Next Page

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

Transactions with Affiliates

         Generally, transactions between a savings association or its subsidiaries and its affiliates are required to be on terms as favorable to the association as transactions with non-affiliates. In addition, certain of these transactions are restricted to a percentage of the association's capital. Affiliates of the Bank include the Company and any company which is under common control with the Bank. In addition, a savings association may not lend to any affiliate engaged in activities not permissible for a bank holding company or acquire the securities of most affiliates

         Certain transactions with directors, officers or controlling persons are also subject to conflict of interest regulations enforced by the OTS. These conflict of interest regulations and other statutes also impose restrictions on loans to such persons and their related interests. Among other things, such loans generally must be made on terms substantially the same as for loans to unaffiliated individuals.

Next Page

Holding Company Regulation

         The Company is a unitary savings and loan holding company subject to regulatory over-sight by the OTS. As such, the Company is required to register and file reports with the OTS and is subject to regulation and examination by the OTS. In addition, the OTS has enforcement authority over the Holding Company and its non-savings institution subsidiary which also permits the OTS to restrict or prohibit activities that are determined to be a serious risk to the subsidiary institution.

         As a grandfathered unitary savings and loan holding company, the Company generally is not subject to activity restrictions. If the Company acquires control of another savings association as a separate subsidiary, would become subject to restrictions limiting it to activities permissible for multiple savings and loan holding companies.

         If the Bank fails the QTL test, the Company must obtain the approval of the OTS prior to continuing after such failure, directly or through its other subsidiaries, any business activity other than those approved for multiple savings and loan holding companies or their subsidiaries. In addition, within one year of such failure the Company must register as, and will become subject to, the restrictions applicable to bank holding companies, which are more limited than are the activities authorized for a multiple savings and loan holding company. See "Regulation-Qualified Thrift Lender Test".

         The Company must obtain approval from the OTS before acquiring control of any other SAIF-insured institution. Such acquisitions are generally prohibited if they result in a multiple savings and loan holding company controlling savings institutions in more than one state except where the acquisition would be allowed under applicable state law or is a supervisory acquisition of a failing institution.

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

Federal Reserve System

     The Federal Reserve Board requires all depository institutions to maintain non-interest bearings reserves at specified levels against their transaction accounts (primarily checking, NOW and Super NOW checking accounts). At June 30, 2003, the Bank was in compliance with these reserve requirements. The balances maintained to meet the reserve requirements imposed by the Federal Reserve Board may be used to satisfy liquidity requirements that may be imposed by the OTS. See "Regulation-Liquidity".

Next Page

         Savings associations, like commercial banks, are eligible to borrow from the Federal Reserve Bank "discount window." In some instances, eligible institutions may be required to exhaust other reasonable alternative sources of funds, including FHLB borrowings, before borrowing from the Federal Reserve Bank.

Federal Home Loan Bank System

         The Bank is a member of the FHLB of Indianapolis, which is one of 12 regional FHLB's that administer the home financing credit function of savings banks. Each FHLB serves as a reserve or central bank for its members within its assigned region. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB system. It makes loans to members (i.e. advances) in accordance with policies and procedures established by the board of directors of the FHLB. These policies and procedures are subject to the regulation and oversight of the Federal Housing Finance Board. All advances from the FHLB are required to be fully secured by sufficient collateral as determined by the FHLB

         As a member, the Bank is required to purchase and maintain stock in the FHLB of Indianapolis. At June 30, 2003, the Bank had $1.9 million of FHLB stock, which was in compliance with this requirement. During fiscal 2003 and prior years, the Bank received substantial dividends on its FHLB stock. The dividends averaged 6% for fiscal year 2003. For the years ended June 30, 2003 and 2002, dividend income from FHLB stock totaled $106,000 and $120,000, respectively.

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

Next Page

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

         The Bank has not been audited by the IRS with respect to federal income tax returns through June 30, 2003. With respect to years examined by the IRS, either all deficiencies have been satisfied or sufficient reserves have been established to satisfy asserted deficiencies. In the opinion of management, any examination of still open returns (including returns of subsidiaries and predecessors of, or entities merged into, the Bank) would not result in a deficiency which could have a material adverse effect on the financial condition of the Company.

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

Next Page

Item 2. Description of Property

         The Bank conducts its business through its main office and two branch offices located in South Bend, Indiana. The following table sets forth information relating to each of the Bank's offices as of June 30, 2003. The total net book value of the Bank's premises and equipment (including land, buildings and leasehold improvements and furniture, fixtures and equipment) at June 30, 2003 was $1,906,000. See Note 5 of the "Notes to Consolidated Financial Statements".

Location	Year Leased or Acquired	Total Approximate Square Footage	Net Book Value at June 30, 2003
			(In Thousands)
Main Office: (Owned)
2930 West Cleveland Road South Bend, Indiana 46628	1995	10,080	$1,336

Branch Offices:
4606 W. Western Ave. (Leased) Belleville Shopping Center	1978	1,600	$ -0-

740 S. Walnut Street (Owned)	1952	1,900	$ 121

         Sobieski Bank believes that its main office and Walnut facilities are adequate to meet the present and foreseeable needs of the Bank and the Company. The lease on the Belleville Shopping Center location expires in February 2004. This facility is inadequate to meet the needs of a growing customer base and a new location is being constructed one mile west of the current facility, located at 23761Western Avenue. This facility is scheduled to open in February 2004 with no disruption in service to the current customer base.

         The Bank maintains an on-line database with a service bureau servicing financial institutions. The net book value of the data processing and computer equipment utilized by the Bank at June 30, 2003 was $89,000.

Item 3.  Legal Proceedings

         The Company and Sobieski Bank are involved, from time to time, as plaintiff or defendant in various legal actions arising in the normal course of their businesses. While the ultimate outcome of these proceedings cannot be predicted with certainty, it is the opinion of management, after consultation with counsel representing Sobieski Bank and the Company in the proceedings, that the resolution of these proceedings should not have a material effect on the Company's consolidated financial condition or results of operations.

         On or about July 7, 2003, Arthur Skale, the former Chief Financial Officer for the Company and the Bank, filed charges with the U.S. Equal Employment Opportunity Commission alleging that the Bank discriminated against him because of his age and disability in violation of the Age Discrimination in Employment Act of 1967 and the Americans with Disabilities Act of 1990. On or about July 20, 2003, the Bank received notice that Mr. Skale filed charges with the U.S. Department of Labor claiming the Company and the Bank violated the so-called "whistle blower protection" provisions of the Sarbanes-Oxley Act of 2002. Mr. Skale claimed to have objected to the adoption of certain internal financial statements by the Company's Board of Directors. Mr. Skale further alleged that because of his claimed objection, he was subjected to heightened performance scrutiny and that his employment was ultimately terminated.

Next Page

         The Bank vigorously contested the charges filed by Mr. Skale and maintains that his claims were without merit. On September 23, 2003, the Bank reached an agreement with Mr. Skale settling his age and disability discrimination claims in consideration for payment to him of an amount the Company does not consider to be material. In addition, Mr. Skale has agreed to withdraw his whistle blower protection claim. As part of the settlement, Mr. Skale has also agreed to sign an acknowledgment to the effect that the financial reports that were publicly filed with the Securities and Exchange Commission while he served as Chief Financial Officer fairly represented the financial condition and results of operations of the Company and that such financial reports did not contain any material misstatements or omit any material information.

Item 4.  Submission of Matters to a Vote of Security Holders

         No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the quarter ended June 30, 2003.

Next Page

PART II

Item 5.  Market for Common Equity and Related Stockholder Matters

         The information under the heading "Market and Dividend Information on page 57 of the attached 2003 Annual Report to Stockholders filed as Exhibit 13 to this Form 10-KSB is herein incorporated by reference.

Item 6.  Management's Discussion and Analysis or Plan of Operation

         The information under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 6 to 20 of the attached 2003 Annual Report to Stockholders filed as Exhibit 13 to this Form 10-KSB is herein incorporated by reference.

Item 7.  Financial Statements

         The following pages of the attached 2003 Annual Report to Stockholders are herein incorporated by reference.

Report of Independent Accountants	Page 21
Consolidated Statements of Financial Condition at June 30, 2003 and 2002	Page 22
Consolidated Statements of Operations for the years ended June 30, 2003 and 2002	Page 23
Consolidated Statement of Comprehensive Loss for years ended June 30, 2003 and 2002	Page 24
Consolidated Statements of Changes in Stockholders' Equity for the years ended June 30, 2003 and 2002	Page 25
Consolidated Statements of Cash Flows for the years ended June 30, 2003 and 2002	Page 26-27
Notes to Consolidated Financial Statements	Page 28-56

Item 8.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         There is no information requiring disclosure pursuant to Item 304 of Regulation S-B.

Item 8A.  Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures: An evaluation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the "Act")) was carried out as of June 30, 2003 under the supervision and with the participation of the Company's Chief Executive Officer and Acting Chief Financial Officer. The Company's Chief Executive Officer and Acting Chief Financial Officer concluded that, as of June 30, 2003, the Company's disclosure controls and procedures are effective in ensuring that the information the Company is required to disclose in the reports it files or submits under the Act is (i) accumulated and communicated to the Company's management (including the Chief Executive Officer and Acting Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

Next Page

(b) Changes in Internal Control Over Financial Reporting: During the quarter ended June 30, 2003, no change occurred in the Company's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

         In addition, the Company created a new position responsible for credit review and administration and supervision of loan operations.

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

Next Page

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

         In addition to taking the steps described above, the Company had identified an additional matter requiring attention. Specifically, the Company noted that certain accounts maintained by the Bank required current reconciliation procedures. The Company was aided by the independent accounting firm that performs the internal audit function and all June 30, 2003 account balances have been reconciled.

         In September 2003, the Company discovered that several overdrafts were permitted and funds advanced to a Bank customer without obtaining required approvals of designated senior management personnel. These funds were primarily advanced after the Company's June 30, 2003 fiscal year end. The employment of each of the two Bank employees responsible for the transactions was terminated as a result. Based on its review of the matter to date, the Company believes the amount involved is approximately $175,000, and the customer involved has acknowledged the overdrafts and advances.

Next Page

Item 9.  Directors, Executive Officers, Promoters and Control Persons; Compliance
              with Section 16(a) of the Exchange Act

Directors

         Information concerning directors of the Company is incorporated herein by reference from the Company's definitive proxy statement for the 2003 Annual Meeting of Shareholders, which has been filed with the Securities and Exchange Commission.

Executive Officers

         Information concerning the executive officers of the Company is incorporated herein by reference from "Executive Officers Who Are Not Directors" contained in Part I of this Form 10-KSB.

Section 16(a) Beneficial Ownership Reporting Compliance

         Information concerning Section 16(a) beneficial ownership reporting compliance is incorporated herein by reference from the Company's definitive proxy statement for the 2003 Annual Meeting of Shareholders, which has been filed with the Securities and Exchange Commission.

Item 10. Executive Compensation

         Information concerning executive compensation is incorporated herein by reference from the Company's definitive proxy statement for the 2003 Annual Meeting of Shareholders, which has been filed with the Securities and Exchange Commission.

Item 11.  Security Ownership of Certain Beneficial Owners and Management

         Information concerning security ownership of certain beneficial owners and management is incorporated herein by reference from the Company's definitive proxy statement for the 2003 Annual Meeting of Shareholders, which has been filed with the Securities and Exchange Commission. The following table sets forth information as of June 30, 2003 with respect to compensation plans under which shares of Company common stock may be issued.

Next Page

Equity Compensation Plan Information

Plan Category	Number of Shares to be Issued Upon Exercise of Outstanding Options	Weighted-Average Exercise Price of Outstanding Options	Number of Shares Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Shares Reflected in the First Column)

Equity compensation plans approved by stockholders	74,300	$13.44	25,338 (1)
Equity compensation plans not approved by stockholders	N/A	N/A	N/A
Total	74,300	$13.44	25,338 (1)

___________________
(1) Includes 3,038 shares available for future awards of restricted stock under the Company's Recognition and Retention Plan.

Item 12.  Certain Relationship and Related Transactions

         Information concerning certain relationships and transactions is incorporated herein by reference from the Company's definitive Proxy Statement for the 2003 Annual Meeting of Shareholders, which has been filed with the Securities and Exchange Commission.

Next Page

Item 13.  Exhibits and Reports on Form 8-K

               (a)  Exhibits:

Regulation S-B Exhibit Number	Document	Reference to Prior Filing or Exhibit Number Attached Hereto
2	Plan of Acquisition, Reorganization, Arrangement, Liquidation or Succession	None
3.1	Certificate of Incorporation	*
3.2	Bylaws	*
9	Voting Trust Agreement and Amendments	None
10	Executive Compensation Plans and Arrangements:
	Employee Stock Ownership Plan	*
	Stock Option and Incentive Plan	*
	Amendment to Stock Option Plan	**
	Recognition and Retention Plan	*
	Amendment to Recognition and Retention Plan	**
	Sobieski Bancorp, Inc. Fee Continuation Plan for Retired Directors	***
	Sobieski Bank Bank Fee Continuation Plan for Retired Directors	***
	Sobieski Bank Supplemental Executive Retirement Plans	***
	Employment contract with Steven C. Watts	**
	Agreement and General Release with Thomas F. Gruber	**
11	Statement re: computation of per share earnings	Not Required
13	Annual Report to Security Holders	13
16	Letter re: change in certifying accountant	None
18	Letter re: change in accounting principles	None
20	Other documents or statements to security holders	None
21	Subsidiaries of Registrant	21
22	Published report regarding matter submitted to vote	None
23	Consent of Crowe Chizek and Company LLC	23
24	Power of Attorney	Not Required
31.1	Rule 13a - 14(a) Certification of CEO	31.1
31.2	Rule 13a - 14(a) Certification of CFO	31.2
32	Section 1350 Certification	32

_______________
*	Filed on December 30, 1994, as exhibits to the Company's Form S-1 registration statement (File number 33-88078). All of such previously filed documents are hereby incorporated by reference in accordance with Item 601 of Regulation S-B.
**	Filed as exhibits with the December 31, 2002 Form 10-QSB filing (File No 0-25518) and incorporated herein by reference.
***	Filed as exhibits with the September 30, 1999 Form 10-QSB filing (File No. 0-25518) and incorporated herein by reference.

(b) Reports on Form 8-K: On May 22, 2003 the Company furnished on Form 8-K a press release regarding the financial results for the quarter ended March 31, 2003.

Next Page

Item 14.  Principal Accountant Fees and Services

         Information concerning principal accountant fees and services is incorporated herein by reference from the Company's definitive proxy statement for the 2003 Annual Meeting of Shareholders, which has been filed with the Securities and Exchange Commission.

Next Page

SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOBIESKI BANCORP, INC.
Date:	September 29, 2003	By:	/s/ Steven C. Watts Steven C. Watts (President and Chief Executive Officer)(Duly Authorized Representative)

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Robert J. Urbanski Robert J. Urbanski, Chairman of the Board		/s/ Joseph A. Gorny Joseph A. Gorny, Director

Date:	September 29, 2003	Date:	September 29, 2003

/s/ Joseph F. Nagy Joseph F. Nagy, Director		/s/ Leonard J. Dobosiewicz Leonard J. Dobosiewicz, Director

Date:	September 29, 2003	Date:	September 29, 2003

/s/ Richard J. Cullar Richard J. Cullar, Director		/s/ Thomas F. Gruber Thomas F. Gruber, Director

Date:	September 29, 2003	Date:	September 29, 2003

/s/ Steven C. Watts Steven C. Watts, Chief Executive Officer and Director Principal Executive Director)		/s/ Gregory J. Matthews Gregory J. Matthews, Director

Date:	September 29, 2003	Date:	September 29, 2003

Next Page

SOBIESKI BANCORP, INC. AND SUBSIDIARY
CORPORATE INFORMATION
INDEX TO EXHIBITS

Exhibit Number
13	Annual Report to Security Holders
21	Subsidiaries of the Registrant
23	Consent of Crowe Chizek and Company LLC
31.1	Rule 13a - 14(a) Certification of CEO
31.2	Rule 13a - 14(a) Certification of CFO
33	Section 1350 Certification

End