Form 10QSB
period 2003-09-30
SOBIESKI BANCORP INC
filed 2003-11-18
CIK 934860

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

(Mark One)

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                          SECURITIES EXCHANGE ACT OF 1934
        For the quarterly period ended September 30, 2003

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

As of November 10, 2003 there were 677,392 shares of the registrant's common stock issued and outstanding.

Transitional Small Business Disclosure Format (Check One)

Yes [ ] No [ X ]
SOBIESKI BANCORP, INC. AND SUBSIDIARY INDEX
Page Number

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Consolidated Statements of Financial Condition	1

Condensed Consolidated Statements of Income (Loss)	2

Condensed Consolidated Statements of Comprehensive Income (Loss)	3

Condensed Consolidated Statements of Cash Flows	4

Notes to Condensed Consolidated Financial Statements	5 - 9

Item 2. Management's Discussion and Analysis of Financial Condition
and Results of Operations	10 -14

Item 3. Controls and Procedures	15

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	16

Item 2. Changes in Securities	16

Item 3. Defaults Upon Senior Securities	16

Item 4. Submission of Matters to a Vote of Security Holders	16

Item 5. Other Information	16

Item 6. Exhibits and Reports on Form 8-K	17

Signatures	18

Certifications	19 - 20

Exhibit 99 - Certifications Pursuant to Section 906 of Sarbanes - Oxley Act	21

                                      PART I. Financial Information
Item 1. Financial Statements
Sobieski Bancorp, Inc. And Subsidiary
Condensed Consolidated Statements Of Financial Condition
September 30, 2003 and June 30, 2003

	September 30,	June 30,
	2003	2003
Assets	(Unaudited)
Cash and due from banks	$ 3,149,935	$ 3,912,560
Interest-bearing deposits in other financial institutions	8,096,373	9,589,566
Total cash and cash equivalents	11,246,308	13,502,126
Securities available for sale	22,897,988	20,520,012
Securities held to maturity	3,836,209	4,600,194
Other securities	1,948,783	1,925,183
Loans held for sale, net of valuation allowance of $0	403,269	1,402,005
Loans, net of the allowance for loan loss of $1,951,052 and $1,894,536, respectively	70,234,083	70,831.426
Accrued interest receivable	646,287	686,183
Property and equipment, net	2,115,829	1,905,531
REO and repossessed assets	2,658,598	2,866,657
Other assets	2,603,442	3,206,461

Total assets	$ 118,590,796	$ 121,445,778

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Deposits	$ 73,540,302	$ 74,561,647
Federal Home Loan Bank advances	35,550,000	35,550,000
Advances from borrowers for taxes and insurance	330,693	184,570
Accrued interest payable	154,217	151,725
Accrued expenses and other liabilities	884,112	1,885,209
Total liabilities	110,459,324	112,333,151

Stockholders' equity:
Preferred stock, $.01 par value; 500,000 shares authorized;
none issued	-	-
Common stock, $.01 par value; 3,500,000 shares authorized; 966,000 shares issued; 677,032 and 677,032 shares outstanding, respectively	9,660	9,660
Additional paid-in capital	9,299,016	9,299,016
Retained earnings, substantially restricted	3,047,482	3,977,557
Accumulated other comprehensive income	13,207	64,287
Treasury stock; at cost, 288,968 and 288,968 shares, respectively	(3,964,295)	(3,964,295)
Unearned Recognition and Retention Plan (RRP) shares; 7,086 and 7,086 shares, respectively	(96,019)	(96,019)
Unallocated Employee Stock Ownership Plan (ESOP) shares; 17,758 and 17,758 shares, respectively	(177,579)	(177,579)
Total stockholders' equity	8,131,472	9,112,627

Total liabilities and stockholders' equity	$ 118,590,796	$ 121,445,778

See accompanying notes to condensed consolidated financial statements.
Sobieski Bancorp, Inc. And Subsidiary
Condensed Consolidated Statements Of Income (Loss)
for the three months ended September 30, 2003 and 2002

	Three Months Ended September 30,
	2003	2002
Interest Income:	(Unaudited)
Loans	$ 1,189,577	$1,768,185
Securities - taxable	162,199	345,556
Interest-bearing deposits	26,800	23,094
Securities - tax exempt	8,333	10,874
Total interest income	1,386,909	2,147,709

Interest expense:
Interest on deposits	564,437	806,247
Interest on borrowings	509,430	509,656
Total interest expense	1,073,867	1,315,903

Net interest income	313,042	831,806

Provision for loan losses	278,407	-

Net interest income after provision for loan losses	34,635	831,806

Non-interest income:
Fees and service charges	64,593	51,805
Gain on sale of loans	34,597	127,311
Other income	21,959	13,190

Total non-interest income	121,149	192,306

Non-interest expense:
Compensation and benefits	493,952	424,028
Occupancy and equipment	83,903	82,304
Federal deposit insurance premiums	39,142	3,775
Advertising and promotion	13,503	11,590
Service bureau expense	77,319	54,218
Professional services	207,759	117,672
Other operating expenses	113,245	120,975

Total non-interest expense	1,028,823	814,562

Income (loss) before income taxes	(873,039)	209,550

Provision for income taxes	-	81,679

Net income (loss)	$ (873,039)	$ 127,871

Basic earnings (loss) per common share	$ (1.34)	$ 0.20
Diluted earnings (loss) per common share	$ (1.34)	$ 0.20

Dividends per common share	$ 0.085	$ 0.085

See accompanying notes to condensed consolidated financial statements.

Sobieski Bancorp, Inc. And Subsidiary
Condensed Consolidated Statements Of Comprehensive Income (Loss)
for the three months ended September 30, 2003 and 2002

	Three Months Ended September 30,
	2003	2002
	(Unaudited)

Net income (loss)	$ (873,039)	$ 127,871
Other comprehensive income (loss), net of tax:
Unrealized appreciation (depreciation) on available-for-sale securities	(51,080)	22,535

Total comprehensive income (loss)	$ (924,119)	$ 150,406

See accompanying notes to condensed consolidated financial statements.
Sobieski Bancorp, Inc. And Subsidiary
Condensed Consolidated Statements Of Cash Flows
For the three months ended September 30, 2003 and 2002	Three Months
	Ended September 30,
		2003 2002
		(Unaudited)
Cash flows from operating activities:
Net income (loss)	$ (873,039)	$ 127,871
Adjustments to reconcile net income (loss) to net cash
From operating activities:
Depreciation	35,409	32,077
Provision for loan losses Write down of REO and repossessed assets	278,407 39,063	- 36,508
(Gain) loss on sale of REO and repossessed assets, net	(16,709)	-
Stock dividend received on other securities	(23,600)	-
Gain on sale of loans	(34,597)	(127,311)
ESOP expense	16,904	18,436
RRP expense	6,871	5,201
Amortization of premiums and accretion of discounts, net	144,206	38,598
Proceeds from sales of loans held for sale	2,259,727	4,042,439
Loans originated for sale	(1,226,394)	(4,918,938)
Net change in
Accrued interest receivable	39,896	59,461
Other assets	637,474	538,868
Accrued interest payable	2,492	581,080
Accrued expenses and other liabilities	(1,024,872)	2,043,657
Net cash from operating activities	261,239	2,477,947

Cash flows from investing activities:
Net change in certificates of deposit	-	495,000
Purchase of securities	(12,203,991)	(6,236,409)
Principal reductions of securities	10,360,259	1,668,424
Proceeds from sale of REO and repossessed assets	446,317	-
Net change in loans	58,324	3,539,206
Purchase of property and equipment, net	(245,707)	(24,241)
Net cash from investing activities	(1,584,798)	(558,020)

Cash flows from financing activities:
Net change in deposits	(1,021,345)	1,258,417
Decrease in advances from borrowers
For taxes and insurance	146,123	165,422
Cash dividends paid	(57,036)	(55,161)
Net cash from financing activities	(932,258)	1,368,678

Net change in cash and cash equivalents	(2,255,817)	3,288,505

Cash and cash equivalents at beginning of period	13,502,126	6,033,199

Cash and cash equivalents at end of period	$ 11,246,308	$ 9,321,704

Non cash transactions:

Transfer to REO and repossessed assets	$ 260,612	$ 2,124,541

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

The condensed consolidated financial statements included herein have been prepared by the registrant pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the registrant believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of the Company's consolidated financial position, results of operations and cash flows for the periods presented. The consolidated results of operations for the interim periods presented are not necessarily indicative of the results that may be expected for the full year. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company's consolidated financial statements included in the Company's Annual Report on Form 10-KSB for the fiscal year ended June 30, 2003.

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

Earnings (Loss) Per Common Share

Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding. For the three-month period ended September 30, 2003, the weighted average number of common shares used in the computation of basic earnings per share was 652,188. The weighted average number of common shares for the same period in 2002 was 646,014.

Diluted earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding for basic earnings per share plus the dilutive effect of outstanding stock options and non-vested shares awarded under the Recognition and Retention Plan (RRP). For the three-month period ended September 30, 2003, the weighted average number of common shares used in the computation of diluted earnings per share were 652,188. The weighted average number of common shares for the same period in 2002 was 646,014.

Sobieski Bancorp, Inc. And Subsidiary
Notes To Condensed Consolidated Financial Statements Cont.

Shares held by the ESOP and the restricted shares awarded under the RRP are not considered in the weighted average number of shares outstanding until such shares are released for allocation to an ESOP participant's individual account or vested, in the case of the RRP.

Stock Compensation

Employee compensation expense under stock options is reported using the intrinsic value method. No stock-based compensation cost is reflected in the net income (loss), as all options had an exercise price equal to or greater than the market price of the underlying common stock at date of grant. The following table illustrates the effect on net income (loss) and earnings (loss) per share if expense was measured using the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation.

Three Months Ended September 30,
	2003	2002

Net income (loss) as reported	$ (873,039)	$ 127,871
Deduct: Stock based Compensation expense Determined under fair value based method:	(1,842)	(7,536)
Pro forma net income (loss)	$ (874,881)	$ 120,335

Basic earnings (loss) per common share as reported	$ (1.34)	$ .20
Pro forma basic earnings (loss) per common share	$ (1.34)	$ .19

Diluted earnings (loss) per common share as reported	$ (1.34)	$ .20
Pro forma diluted earnings (loss) per common share	$ (1.34)	$ .19

C. INCOME TAXES.

Income tax expense is the total of the current year income tax due or refundable and the change in deferred tax assets and liabilities. Deferred tax assets and liabilities are the expected future tax amounts for the temporary differences between carrying amounts and tax bases of assets and liabilities, computed using enacted tax rates.

A valuation allowance is required by SFAS No. 109 if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Management concluded a valuation allowance was appropriate at September 30, 2003 due to the continuing losses and current projections. Accordingly, management established a valuation allowance totaling $330,000 as of September 30, 2003, which represents the calculated tax benefit for the quarter ending September 30, 2003.

Sobieski Bancorp, Inc. And Subsidiary
Notes To Condensed Consolidated Financial Statements Cont.

D.      Loans AND ALLOWANCE FOR LOAN LOSSES.

The following is a summary of activity in the allowance for loan losses for the three-month periods ended September 30, 2003 and 2002.
	2003	2002
Balance at beginning of period	$ 1,894,536	$ 2,487,793
Provision charged to expense	278,407	-
Charge-offs	(221,891)	(155,639)
Recoveries	-	-
Balance at end of period	$ 1,951,052	$ 2,332,154

Summarized below is information related to impaired loans.

September 30, 2003		June 30, 2003

Period end loans with no allowance for loan losses allocated	$ 3,401,000	$ 3,614,000
Period end loans with allowance for loan losses allocated	3,665,000	3.480,000
Total impaired loans	$ 7,066,000	$ 7,094,000

Amount of allowance allocated to these loans	$ 1,373,000	$ 1,315,000

In May of 2002, the Company's Audit Committee identified certain loans that were made by a former employee of the Bank that were unauthorized and fraudulently conveyed or otherwise made without properly following the Bank's lending policies and procedures. Approximately $9.6 million of these loans, representing substantially all of such loans, were made in the Company's fiscal year 2002.

As of September 30, 2003, the remaining outstanding balance of the above discussed unauthorized and fraudulent loans totaled approximately $2.5 million. As of September 30, 2003, management allocated no specific allowance allocation for these loans. The Company continues to vigorously work with legal counsel and regulatory and federal authorities to pursue all available avenues for collection including the repossession of significant assets. The estimated fair value less selling costs for these assets has been considered in management's determination of the allowance for loan losses. During the year ended June 30, 2003, the Company received bond claims of $1.5 million, stemming from the unauthorized and fraudulent loan activity by the former employee. This former employee has pleaded guilty to charges of bank fraud and mail fraud stemming from his involvement in making these loans.

Also, as of September 30, 2003 and June 30, 2003, approximately $4.5 million of additional loans, exclusive of the aforementioned unauthorized and fraudulent loans, were classified as impaired because of unauthorized lending activities, credit quality concerns and loan documentation issues, primarily attributable to the actions of the former employee involved in the bank fraud. As of September 30, 2003 and June 30, 2003, the Company had specific allowance for loan losses allocations on these additional impaired loans of approximately $1.4 million and $1.3 million, respectively.

Sobieski Bancorp, Inc. And Subsidiary
Notes To Condensed Consolidated Financial Statements Cont.

E.      RESTRICTIONS AND UNCERTAINTIES.

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

On February 5, 2003, the OTS notified the Bank that the OTS deemed the Bank to be in "troubled condition", primarily as a result of concerns associated with the unauthorized and fraudulent loans made by a former employee. As a result, since that time and until further notice from the OTS, the Bank had been and will be restricted significantly in its asset growth, has been and will be subject to paying an increased deposit insurance premium and has been and will be subject to other regulatory restrictions.

On May 12, 2003, the Bank entered into a supervisory agreement (the "Supervisory Agreement") with the OTS requiring the Bank to take a number of actions and imposing a number of restrictions on the Bank's business activities. Actions the Bank is required to take include the following: (i) develop and submit to the OTS for its non-objection a two-year business plan; (ii) adopt and submit to the OTS a plan for improving internal controls consistent with the recommendations of the outside accounting firm previously engaged by the Company to review its internal controls; (iii) develop and submit to the OTS for non-objection a comprehensive internal audit program; (iv) develop and submit to the OTS a plan for reducing the level of nonperforming, classified and special mention assets as well as a plan to eliminate the basis of criticism of assets or aggregate lending relationships in excess of $250,000 criticized as "doubtful," substandard" or "special mention"; and (v) the adoption of new and/or the revision of existing policies and procedures in several other areas intended to ensure proper accounting and reporting and regulatory compliance, including reporting of classified assets, loans to one borrower, non-accrual loans, past due loans, loan documentation, internal asset review, allowance for loan losses, and interest rate risk. The Bank has made all submissions to the OTS required to have been made to date.

Restrictions on the Bank's business activities imposed by the Supervisory Agreement include the following: (i) the continuation of the moratorium described above on making new commercial loans, without the prior written non-objection of the OTS; (ii) a prohibition on the acceptance, renewal or rollover of brokered deposits without prior OTS approval: (iii) a prohibition on increasing the Bank's total assets during any quarter in excess of an amount equal to net interest credited on deposit liabilities during the quarter until the Bank's two-year business plan has been approved by the OTS; (iv) a prohibition on capital distributions (including the payment of dividends to the Company) without prior OTS approval; and (v) other operating restrictions, including a requirement that the Bank obtain OTS approval prior to entering into any employment contract with any senior executive officer or director or any third party contract for services that will occur outside the normal course of business and file a notice with the OTS (to which the OTS could object) prior to adding or replacing a director or hiring a senior executive officer or significantly changing the responsibilities of any senior executive officer.

The Bank will be subject to the Supervisory Agreement until notified otherwise by the OTS. It is therefore unknown for how long the Bank will be subject to the Supervisory Agreement.

Item 2.  Management's Discussion And Analysis of Financial
             Condition And Results of Operations

Forward-Looking Statements

When used in this Form 10-QSB, in other filings by the Company with the Securities and Exchange Commission, in the Company's press releases or other public shareholder communications, or in oral statements made with the approval of an authorized executive officer, the words or phrases "believe," "will likely result," "expects," "are expected to, " "will continue," "is anticipated," "estimate," "project," "plans" or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. You are cautioned not to place undue reliance on any forward-looking statements, which speak only as of the date made. These statements may relate to the Company's future financial performance, strategic plans or objectives or other financial items. By their nature, these statements are subject to numerous uncertainties that could cause actual results to differ materially from those anticipated in the statements.

Important factors that could cause actual results to differ materially from the results anticipated or projected include, but are not limited to, the following: (1) the credit risks of lending activities, including changes in the level and direction of loan delinquencies and charge-offs; (2) changes in management's estimate of the adequacy of the allowance for loan losses and requirements by the OTS that additional provisions for loan losses be made, including possible additional provisions for loan losses necessitated by the unauthorized and fraudulent loans made by a former employee of the Bank; (3) the restrictions imposed on the Bank's business activities by the Supervisory Agreement with the OTS, including the restrictions on the Bank's commercial lending activities and asset growth, as discussed under "Note D - Restrictions and Uncertainties; (4) any future valuation allowances required with respect to the Company's deferred tax assets; (5) competitive pressures among depository institutions; (6) interest rate movements and their impact on customer behavior and the Company's net interest margin; (7) the impact of repricing and competitors' pricing initiatives on loan and deposit products; (8) the Company's ability to adapt successfully to technological changes to meet customers' needs and developments in the marketplace; (9) the Company's ability to access cost-effective funding; (10) changes in financial markets and general economic conditions; (11) new legislation or regulatory changes; and (12) changes in accounting principles, policies or guidelines.

The Company does not undertake any obligation to update any forward-looking statement to reflect circumstances or events that occur after the date on which the forward-looking statement is made.

Financial Condition

The Company's total assets decreased $2.8 million during the three months ended September 30, 2003, to $118.6 million from $121.4 million at June 30, 2003. The decrease was due mainly to decreases in cash and cash equivalents of $2.3 million and a decrease in loans held for sale of $1.0 million offset by a $1.6 million increase in securities available for sale and held to maturity. Cash and cash equivalents decreased due to the reinvestment of funds into securities available for sale. Loans held for sale decreased due to reduced origination activity.

The Company's total liabilities decreased $1.9 million from $112.3 million at June 30, 2003, to $110.4 million at September 30, 2003. The decrease was due primarily to an overall $1.0 million reduction in deposit levels and a $1 million reduction in other liabilities.

Stockholders' equity decreased from $9.1 million at June 30, 2003 to $8.1 million as of September 30, 2003. This decrease was due to the net loss for the quarter ended September 30, 2003 and a dividend paid to the shareholders of $57,000.

Item 2.  Management's Discussion And Analysis of Financial
              Condition And Results of Operations, Continued.

Results of Operations

General. The Company recorded a net loss for the three months ended September 30, 2003 of $873,000, compared with net income of $128,000 for the same period in 2002. The net loss for the three months ended September 30, 2003 is due primarily to decreases in net interest income and gains on loan sales along with an increase in provision for loan losses, compensation, FDIC insurance premiums and professional services, as well as the absence of a tax benefit for the 2003 quarter as a result of the establishment of a valuation allowance for the amount of such benefit.

As a result of a directive from the OTS and the Bank's Supervisory Agreement with the OTS (discussed in Note D of Notes to Condensed Consolidated Financial Statements), the Bank may not make new commercial loans; however, it may fund commercial loan commitments and renew commercial loans in existence at the time of the issuance of the directive. As a result of this restriction, the Company has experienced a decline in the amount of commercial loans in its portfolio, which are the Company's highest yielding assets. For as long as the moratorium on new commercial loans is in place, the Company expects that this trend will continue.

In addition, as discussed above and in Note D to the Condensed Consolidated Financial Statements, the Bank will be restricted significantly in its asset growth for an unknown period of time. Specifically, under the Supervisory Agreement, the Bank may not increase its total assets during any quarter in excess of an amount equal to net interest credited on deposit liabilities during the quarter, until the Bank's two-year business plan mandated by the Supervisory Agreement has been accepted by the OTS. This inability to increase assets could materially reduce the Company's interest and non-interest income and could have a material adverse effect on the Company's results of operations.

Net Interest Income. The Company's net income is primarily dependent upon net interest income. Net interest income was $313,000 for the three-month period ended September 30, 2003, as compared to $831,000 for the same period in the prior year.

The three-month decrease of $518,000 was primarily the result of decreased interest from loans of $579,000 along with lower taxable security and interest bearing deposit income offset by net reduced funding costs of $242,000. Lower market interest rates and reduced average outstanding balances of loans were both primarily responsible for the lower interest income in the 2003 period compared to the 2002 period. The reduction in the average balance of loans was due to increased loan sale activity in the 2003 period compared with the 2002 period, and the impact of the moratorium on new commercial loans, imposed by the OTS in October 2002, as well as the Supervisory Agreement entered into with the OTS in May 2003. The lower interest income from taxable securities, most of which are mortgaged-backed securities, was a result of lower interest rates in the 2003 period and lower returns on mortgage-backed securities caused by increased prepayment activity.

Interest expense for the three-month period ended September 30, 2003 was $1.07 million compared with $1.31 million for the comparable period in the prior year. The decrease in interest expense of $242,000 was due both to lower average deposit rates and lower average deposit levels.

Provision for Loan Losses. During the three months ended September 30, 2003, the Company had provisions for loan losses totaling $278,000 compared to no provision for the comparable period in the prior year's period. The provision was mainly related to credit quality concerns associated with a single commercial borrower and an asset write-down in connection with our continued evaluation of the unauthorized and fraudulent loans discussed in Note D of Notes to Condensed Consolidated Financial Statements. There were no other significant changes in the provision or in specific loan loss reserves since June 30, 2003.

Item 2.  Management's Discussion And Analysis of Financial
              Condition And Results of Operations, Continued.

Non-Interest Income. Non-interest income consists primarily of fees and service charges on customers' accounts, including transaction fees, loans and investment sales gains and other income. Non-interest income decreased by $71,000 to $121,000 for the three-months ended September 30, 2003, primarily from a decrease in loan sales gains.

Non-Interest Expense. Non-interest expenses were $1.03 million for the three-month period ended September 30, 2003, compared to $814,000 for the same period last year. The increase of $214,000 for the three-month period ended September 30, 2003 compared to the same period last year was due primarily to: (a) compensation and benefits increases attributable to higher wages and severance expenses and increased staffing levels and (b) increased professional service expenses, primarily legal and outside consulting service expenses stemming from the unauthorized and fraudulent loans matter and other professional services contracted for by the Company.

In addition, because it has been deemed by the OTS to be in "troubled condition" in February 2003, the Bank is subject to paying increased deposit insurance premiums. As a result, federal deposit insurance premiums increased by $35,000 to $39,000 for the three months ended September 30, 2003 compared to the prior period. The Bank will continue to pay increased federal deposit insurance premiums until it is no longer deemed to be in troubled condition by the OTS.

Income Taxes. No tax benefit was recorded for the three months ended September 30, 2003 compared to $209,000 of income tax expense for the same period during the prior year. As discussed in Note C of the condensed consolidated financial statements, a valuation allowance totaling $330,000 was established for the tax benefit resulting from the Company's net loss for the quarter ending September 30, 2003. Management determined that a valuation allowance was appropriate due to the continuing losses and current projections. Management will continue to monitor the financial results of the Company in order to determine when such valuation allowances are no longer required to be recorded and whether such valuation allowances can be reversed in future periods.

Asset Quality. At September 30, 2003, the Company's non-performing assets (non-accruing loans plus foreclosed assets) totaled $ 8.5 million, or 7.2% of total assets, compared with $7.5 million, or 6.2% of total assets, at June 30, 2003. At September 30, 2003, non-performing assets were comprised of $ 5.8 million of non-accruing loans (generally loans delinquent 90 days or more) and $ 2.7 million of foreclosed assets. This compares with $4.7 million of non-accruing loans and $2.9 million of foreclosed assets at June 30, 2003. The increase in non-performing loans was primarily attributable to a single commercial borrower.

As discussed in Note D to the Condensed Consolidated Financial Statements, in May of 2002, the Company's Audit Committee identified certain loans that were made by a former employee of the Bank that were unauthorized and fraudulently conveyed or otherwise made without properly following the Bank's lending policies and procedures. Approximately $9.6 million of these loans, representing substantially all of such loans, were made in the Company's fiscal year 2002. As of September 30, 2003, the remaining outstanding balance of the unauthorized and fraudulent loans totaled approximately $2.5 million. As of September 30, 2003, management allocated no specific allowance allocation for these loans, all of which were classified as impaired loans as of that date. The Company continues to review the unauthorized and fraudulent loans and additional adjustments to the allowance may be necessary based on market conditions and additional information available at the time of the evaluation.

As of September 30, 2003 and June 30, 2003, approximately $4.5 million of additional loans, exclusive of the aforementioned unauthorized and fraudulent loans, were classified as impaired because of unauthorized lending activities, credit quality concerns and loan documentation issues, primarily attributable to the actions of the former employee involved in the bank fraud. As of September 30, 2003 and June 30, 2003, the Company had specific allowance for loan losses allocations on these additional impaired loans of approximately $1.4 million and $1.3 million, respectively. Total impaired loans at September 30, 2003 and June 30, 2003 were $7.2 million and $7.1 million, respectively, with specific loan loss allocations of $3.7 million and $3.5 million, respectively.

Item 2.  Management's Discussion And Analysis of Financial
              Condition And Results of Operations, Continued.

In connection with the filing of its periodic reports with the OTS and in accordance with its classification of assets policy, the Bank regularly reviews problem loans and real estate acquired through foreclosure to determine whether such assets require classification in accordance with applicable regulations. On the basis of management's review of its loans and after consultations with the OTS, as of September 30, 2003, the Bank had classified a total of $9.2 million of its loans as substandard, $4.1 as doubtful and none as loss. This compares with the Bank's classification as of June 30, 2003 of a total of $9.4 million of its loans as substandard, $4.0 as doubtful and none as loss. At September 30, 2003, total classified loans comprised $13.3 million or 164% of the Company's capital and 11% of the Company's total assets at that date, compared with total classified loans at June 30, 2003 of $13.4 million or 147% of the Company's capital and 11% of the Company's total assets at that date. Classified loans are included in non-performing assets.

At September 30, 2003, the Company's allowance for loan losses totaled $1.95 million or 2.77% of loans, as compared with $1.89 million or 2.67% of loans as of June 30, 2003. (For further information see footnote C to the Condensed Consolidated Financial Statements.)

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

At September 30, 2003, the Company had $35.5 million in outstanding advances from the FHLB, used primarily to fund internally originated loans and other investments.

The Company uses its liquidity resources principally to meet loan originations, ongoing commitments to fund maturing certificates of deposit, deposit withdrawals and to meet operating expenses. Federal regulations require the Bank to maintain sufficient liquidity to maintain its safe and sound operation. Management believes that the level of the Bank's liquid assets at September 30, 2003, as well as repayments and other sources of funds will be adequate to meet the Company's foreseeable liquidity needs.

Item 2.  Management's Discussion And Analysis of Financial
              Condition And Results of Operations, Concluded.

The following table presents off-balance-sheet contractual obligations and commitments of the Company as of September 30.
	(In Thousands)
	2003	2002

Undisbursed balance of loans closed	$ 2,299	$ 2,184
Commitments to originate loans	3,249	3,511
Commitments to sell loans	43	1,533
Unused consumer lines of credit	3,679	3,547
Unused commercial lines of credit	1,448	1,998
Letters of credit	1,506	1,503
Other contingent liabilities	264	268
Total off-balance-sheet obligations and commitments	$ 12,488	$ 14,544

The Bank's actual and required capital amounts and ratios are as follows:
	(Dollars in Millions)

	Actual		Required for Adequately Capitalized		To Be Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of September 30, 2003
Total risk-based capital (to risk-weighted assets)	$6.8	11.0%	$4.9	8.0%	$6.1	10.0%
Tier 1 risk-based capital (to risk-weighted assets)	6.0	9.7%	2.5	4.0%	3.7	6.00%
Core capital (to adjusted total assets)	6.0	5.2%	3.5	3.0%	5.8	5.00%
Tangible capital (to adjusted total assets)	6.0	5.2%	1.7	1.5%	NA	NA

At September 30, 2003, the Bank was classified as well capitalized. Based on management's business strategy, management believes that an investment by the Company into the Bank may be required during fiscal 2004 in order to maintain the Bank's well capitalized status. To generate the funds necessary for such an investment, the Company may need to raise additional capital. There can be no assurance that the Company will be able to timely raise sufficient additional capital on terms acceptable to it, or at all. Any such additional capital raised could, depending on the amount involved and type of security or securities issued, be dilutive to the interests of the Company's existing stockholders.

At September 30, 2003, none of the Bank's retained earnings were available for distribution to the Company without obtaining prior approval from the OTS. Without such regulatory approval, cash dividends to the Company's shareholders are limited to funds available at Sobieski Bancorp, Inc. (parent company). At September 30, 2003, the Company had cash and cash equivalents of $ 373,000.

Item 3.  Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures: An evaluation of the

Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the "Act")) was carried out as of September 30, 2003 under the supervision and with the participation of the Company's Chief Executive Officer and Acting Chief Financial Officer. The Company's Chief Executive Officer and Acting Chief Financial Officer concluded that, as of September 30, 2003, the Company's disclosure controls and procedures are effective in ensuring that the information the Company is required to disclose in the reports it files or submits under the Act is (i) accumulated and communicated to the Company's management (including the Chief Executive Officer and Acting Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.
    Changes in Internal Control Over Financial Reporting: During the quarter ended

September 30, 2003, no change occurred in the Company's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1.	Legal Proceedings
None

Item 2.	Changes in Securities
None

Item 3.	Defaults Upon Senior Securities
None

Item 4.	Submission of Matters to a Vote of Security Holders None

Item 5.	Other Information
None

Item 6.	Exhibits and Reports on Form 8-K
(a) Exhibits

Regulation S-B Exhibit Number		Document	Reference to Prior Filing or Exhibit Number Attached Hereto
	2	Plan of Acquisition, Reorganization, Arrangement, Liquidation or Succession	None
	3.1	Certificate of Incorporation	*
	3.2	Bylaws	*
	10	Executive Compensation Plans and Arrangements:
		Employee Stock Ownership Plan	*
		Stock Option and Incentive Plan	*
		Stock Option and Incentive Plan Amendment	***
		Recognition and Retention Plan	*
		Recognition and Retention Plan Amendment	***
		Sobieski Bancorp, Inc. Fee Continuation Plan for Retired Directors	**
		Sobieski Bank Fee Continuation Plan for Retired Directors	**
		Sobieski Bank Supplemental Executive Retirement Plans	**
		Termination Severance Contract with Thomas F. Gruber	***
		Employment Contract with Steven C. Watts	***
	11	Statement re: computation of per share earnings	Not Required
	15	Letter on unaudited interim financial information	Not Required
	18	Letter on change in accounting principles	None
	19	Reports furnished to security holders	None
	20	Other documents or statements to security holders or any documents incorporated by reference	None
	22	Published report regarding matters submitted to vote	None
	23	Consent of experts	Not Required
	24	Power of Attorney	None
	31.1	Rule 13a - 14(a) Certification of CEO	31.1
	31.2	Rule 13a - 14(a) Certification of CFO	31.2
	32	Section 1350 Certification	32

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
**        Filed as exhibits with the September 30, 1999 Form 10-QSB filing.

*** Filed as exhibits with the December 31, 2002 Form 10-QSB filing.
PART II. OTHER INFORMATION CONTINUED

(b) Reports on Form 8-K
No current reports on Form 8-K were filed by the Company during the quarter ended September 30, 2003.

    SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                                                    Sobieski Bancorp, Inc.
                                                                                          (Registrant)

Date:     November 18, 2003                                    By:         /s/ Steven C. Watts

                                                                                                  Steven C. Watts
                                                                                      President and Chief Executive Officer

Date:      November 18, 2003                                   By:       /s/ Gregory J. Matthews

                                                                                                       Gregory J. Matthews
                                                                                            Senior Vice President, Acting Chief Financial
                                                                                             Officer and Chief Operating Officer

Exhibit 31.1

    Certifications

I, Steven C. Watts, certify that:

1. I have reviewed this Quarterly Report on Form 10-QSB of Sobieski Bancorp, Inc.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report;

4. The small business issuer's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the small business issuer and have:

a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b) Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

c) Disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

5. The small business issuer's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of small business issuer's board of directors (or persons performing the equivalent functions):

a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting.

Date: November 18, 2003

/s/ Steven C. Watts

Steven C. Watts

President and Chief Executive Officer

Exhibit 31.2

    Certifications Continued

I, Gregory J. Matthews, certify that:

1. I have reviewed this Quarterly Report on Form 10-QSB of Sobieski Bancorp, Inc.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report;

4. The small business issuer's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the small business issuer and have:

a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b) Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

c) Disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

5. The small business issuer's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of small business issuer's board of directors (or persons performing the equivalent functions):

a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting.

Date: November 18, 2003

/s/ Gregory J. Matthews

Gregory J. Matthews

Senior Vice President/

Acting Chief Financial Officer and

Chief Operating Officer

EXHIBIT 99 - CERTIFICATIONS PURUSANT TO SECTION 906 OF SARBANES - OXLEY ACT

Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, each of the undersigned hereby certifies in his capacity as an officer of Sobieski Bancorp, Inc. (the "Company") that the Quarterly Report of the Company on Form 10-QSB for the quarterly period ended September 30, 2003 fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934 and that the information contained in such report fairly presents, in all material respects, the financial condition and results of operations of the Company as of the dates and for the periods presented in the financial statements included in such report.

Dated:  November 18, 2003                                    /s/ Steven C. Watts

                                                                                                    Steven C. Watts
                                                                                           President and Chief Executive Officer

Dated:  November 18, 2003                                    /s/ Gregory J. Matthews

                                                                                                      Gregory Matthews
                                                                               Senior Vice President, Acting Chief Financial Officer

and Chief Operating Officer