Form 10QSB
period 2003-12-31
SOBIESKI BANCORP INC
filed 2004-02-17
CIK 934860

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

(Mark One)

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                          SECURITIES EXCHANGE ACT OF 1934
        For the quarterly period ended December 31, 2003

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

As of February 4, 2004 there were 677,732 shares of the registrant's common stock issued and outstanding.

Transitional Small Business Disclosure Format (Check One)

Yes [ ] No [ X ]
SOBIESKI BANCORP, INC. AND SUBSIDIARY INDEX
Page Number

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Consolidated Statements of Financial Condition	1

Condensed Consolidated Statements of Income (Loss)	2

Condensed Consolidated Statements of Comprehensive Income (Loss)	3

Condensed Consolidated Statements of Cash Flows	4

Notes to Condensed Consolidated Financial Statements	5 - 10

Item 2. Management's Discussion and Analysis of Financial Condition
and Results of Operations	10 - 20

Item 3. Controls and Procedures	21

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	22

Item 2. Changes in Securities	22

Item 3. Defaults Upon Senior Securities	22

Item 4. Submission of Matters to a Vote of Security Holders	22

Item 5. Other Information	22

Item 6. Exhibits and Reports on Form 8-K	24

Signatures	25

Exhibit 31.1 - Certificate of the CEO Pursuant to Section 302 of Sarbanes-Oxley Act	26

Exhibit 31.2 - Certificate of the CFO Pursuant to Section 302 of Sarbanes-Oxley Act	27

Exhibit 32 - Certifications Pursuant to Section 906 of Sarbanes-Oxley Act	28

                                      PART I. Financial Information
Item 1. Financial Statements
Sobieski Bancorp, Inc. And Subsidiary
Condensed Consolidated Statements Of Financial Condition
December 31, 2003 and June 30, 2003

	December 31,	June 30,
	2003	2003
Assets	(Unaudited)
Cash and due from banks	$ 2,021,116	$ 3,912,560
Interest-bearing deposits in other financial institutions	5,848,100	9,589,566
Total cash and cash equivalents	7,869,216	13,502,126
Securities available for sale	28,035,949	20,520,012
Securities held to maturity	-	4,600,194
Other securities	1,972,883	1,925,183
Loans held for sale, net of valuation allowance of $0	-	1,402,005
Loans, net of the allowance for loan loss of $2,168,585 and $1,894,536, respectively	63,881,689	70,831.426
Accrued interest receivable	448,945	686,183
Property and equipment, net	2,526,443	1,905,531
REO and repossessed assets	2,468,290	2,866,657
Other assets	3,740,484	3,206,461

Total assets	$ 110,943,899	$ 121,445,778

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Deposits	$ 71,439,510	$ 74,561,647
Federal Home Loan Bank advances	33,550,000	35,550,000
Advances from borrowers for taxes and insurance	6,346	184,570
Accrued interest payable	129,962	151,725
Accrued expenses and other liabilities	480,801	1,885,209
Total liabilities	105,606,619	112,333,151

Stockholders' equity:
Preferred stock, $.01 par value; 500,000 shares authorized;
none issued	-	-
Common stock, $.01 par value; 3,500,000 shares authorized; 966,000 shares issued; 677,732 and 677,032 shares outstanding, respectively	9,660	9,660
Additional paid-in capital	9,295,495	9,299,016
Retained earnings, substantially restricted	149,498	3,977,557
Accumulated other comprehensive income	103,366	64,287
Treasury stock; at cost, 288,268 and 288,968 shares, respectively	(3,951,947)	(3,964,295)
Unearned Recognition and Retention Plan (RRP) shares; 6,636 and 7,086 shares, respectively	(91,213)	(96,019)
Unallocated Employee Stock Ownership Plan (ESOP) shares; 17,758 and 17,758 shares, respectively	(177,579)	(177,579)
Total stockholders' equity	5,337,280	9,112,627

Total liabilities and stockholders' equity	$ 110,943,899	$ 121,445,778

See accompanying notes to condensed consolidated financial statements.
Sobieski Bancorp, Inc. And Subsidiary
Condensed Consolidated Statements Of Income (Loss)
For the three and six months ended December 31, 2003 and 2002

Three Months Ended December 31,			Six Months Ended December 31,
	2003	2002	2003	2002
Interest Income:	(Unaudited)		(Unaudited)
Loans	$ 952,267	$1,538,408	$ 2,141,844	$3,306,593
Securities - taxable	273,285	358,387	435,485	703,943
Interest-bearing deposits	14,097	19,110	40,897	42,204
Securities - tax exempt	6,853	10,887	15,186	21,761
Total interest income	1,246,502	1,926,792	2,633,412	4,074,501

Interest expense:
Interest on deposits	529,986	718,542	1,094,423	1,524,789
Interest on borrowings	500,141	509,656	1,009,571	1,019,312
Total interest expense	1,030,127	1,228,198	2,103,994	2,544,101

Net interest income	216,375	698,594	529,418	1,530,400

Provision for loan losses	225,876	152,525	504,283	152,525

Net interest income after provision for loan losses	(9,501)	546,069	25,135	1,377,875

Non-interest income:
Fees and service charges	75,706	37,308	140,299	89,113
Gain on sale of loans Gain on sale of securities	10,677 79,029	265,291 6,992	45,274 79,029	392,602 6,992
Insurance benefits Losses on repossessed and other assets Other income	- (799,664) 44,400	1,525,000 (229,976) 49,721	- (822,018) 88,714	1,525,000 (266,483) 99,418

Total non-interest income	(589,852)	1,654,336	(468,702)	1,846,642

Non-interest expense:
Compensation and benefits	524,011	439,687	1,017,964	863,715
Occupancy and equipment	99,904	86,547	183,807	168,851
Federal deposit insurance premiums	34,200	3,952	73,342	7,727
Advertising and promotion	11,328	6,544	24,830	18,134
Service bureau expense	82,215	53,945	159,534	108,163
Professional services	200,114	219,276	407,872	336,948
Other operating expenses	189,057	172,413	302,304	293,388

Total non-interest expense	1,140,829	982,364	2,169,653	1,796,926

Income (loss) before income taxes	(1,740,182)	1,218,041	(2,613,220)	1,427,591

Provision for income taxes	1,103,213	479,608	1,103,213	561,287

Net income (loss)	$(2,843,395)	$ 738,433	$(3,716,433)	$ 866,304

Basic earnings (loss) per common share	$ (4.35)	$ 1.14	$ (5.69)	$ 1.34
Diluted earnings (loss) per common share	$ (4.35)	$ 1.14	$ (5.69)	$ 1.34

Dividends per common share	$ 0.085	$ 0.085	$ 0.17	$ 0.17
See accompanying notes to condensed consolidated financial statements.
Sobieski Bancorp, Inc. And Subsidiary
Condensed Consolidated Statements Of Comprehensive Income (Loss)
for the three and six months ended December 31, 2003 and 2002

	Three Months Ended December 31,		Six Months Ended December 31,
	2003	2002	2003	2002
	(Unaudited)		(Unaudited)

Net income (loss)	$(2,843,395)	$ 738,433	$(3,716,433)	$ 866,304
Other comprehensive income (loss), net of tax:
Unrealized appreciation (depreciation) on available-for-sale securities	90,160	37,291	39,079	59,826

Total comprehensive income (loss)	$(2,753,235)	$ 775,724	$(3,677,354)	$ 926,130

See accompanying notes to condensed consolidated financial statements.
Sobieski Bancorp, Inc. And Subsidiary
Condensed Consolidated Statements Of Cash Flows
For the six months ended December 31, 2003 and 2002	Six Months
	Ended December 31,
		2003 2002
		(Unaudited)
Cash flows from operating activities:
Net income (loss)	$ (3,716,433)	$ 866,304
Adjustments to reconcile net income (loss) to net cash
From operating activities:
Depreciation	70,670	65,068
Provision for loan losses Write down of REO, repossessed assets and other assets	504,283 862,330	152,525 246,590
(Gain) loss on sale of REO and repossessed assets, net	(40,312)	23,712
Stock dividend received on other securities	(47,700)	-
Deferred income taxes Gain on sale of loans	1,103,213 (45,274)	- (392,602)
Gain on sale of securities ESOP expense	(79,029) 33,644	(6,992) 36,246
RRP expense	13,253	9,151
Vesting of RRP shares Amortization of premiums and accretion of discounts, net	8,138 202,437	- 91,380
Proceeds from sales of loans held for sale	3,239,163	12,641,985
Loans originated for sale	(1,795,603)	(13,511,335)
Net change in
Accrued interest receivable	237,238	89,357
Other assets	579,180	2,382,538
Accrued interest payable	(21,763)	198,123
Accrued expenses and other liabilities	(1,455,373)	1,141,624
Net cash from operating activities	(347,938)	4,033,674

Cash flows from investing activities:
Net change in certificates of deposit	-	495,000
Proceeds from sales of HTM securities Proceeds from sales of AFS securities Purchase of securities	783,900 1,626,931 (18,126,775)	- 1,015,495 (6,693,030)
Principal reductions of securities	12,667,245	5,035,804
Proceeds from sale of REO and repossessed assets	559,978	167,090
Improvements on REO and repossessed assets Net change in loans	(536,829) 3,834,584	- 11,441,433
Purchase of property and equipment, net	(691,582)	(39,818)
Net cash from investing activities	117,452	11,421,974

Cash flows from financing activities:
Net change in deposits	(3,122,137)	(9,985,790)
Decrease in advances from borrowers
For taxes and insurance	(178,224)	(106,929)
Repayment of FHLB advances Purchase of treasury stock Stock options exercised Cash dividends paid	(2,000,000) - 9,563 (111,625)	- (299) - (104,719)
Net cash from financing activities	(5,402,423)	(10,197,737)

Net change in cash and cash equivalents	(5,632,909)	5,257,911

Cash and cash equivalents at beginning of period	13,502,126	6,033,199

Cash and cash equivalents at end of period	$ 7,869,217	$ 11,291,110

Non cash transactions:

Transfer of securities from HTM to AFS Transfer to REO, repossessed assets & other assets	$ 2,939,732 $ 2,610,870	- $ 2,211,987

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

Earnings (Loss) Per Common Share

Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding. For the three-month and six-month period ended December 31, 2003, the weighted average number of common shares used in the computation of basic earnings per share was 653,052 and 652,620 respectively. The weighted average number of common shares for the same period in 2002 was 647,736 and 646,753.

Diluted earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding for basic earnings per share plus the dilutive effect of outstanding stock options and non-vested shares awarded under the Recognition and Retention Plan (RRP). For the three-month and six-month period ended December 31, 2003, the weighted average number of common shares used in the computation of diluted earnings per share were 653,052 and 652,620 respectively. The weighted average number of common shares for the same period in 2002 was 648,483 and 648,449.

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

	Three Months Ended December 31,		Six Months Ended December 31,
	2003	2002	2003	2002

Net income (loss) as reported	$ (2,843,395)	$ 738,433	$(3,716,433)	$ 866,304
Deduct: Stock based Compensation expense Determined under fair value based method:	(1,423)	(7,536)	(3,265)	(15,073)
Pro forma net income (loss)	$ (2,844,818)	$ 730,897	$(3,719,698)	$ 851,231

Basic earnings (loss) per common share as reported	$ (4.35)	$ 1.14	$ (5.69)	$ 1.34
Pro forma basic earnings (loss) per common share	$ (4.36)	$ 1.13	$ (5.70)	$ 1.31

Diluted earnings (loss) per common share as reported	$ (4.35)	$ 1.14	$ (5.69)	$ 1.34
Pro forma diluted earnings (loss) per common share	$ (4.36)	$ 1.13	$ (5.70)	$ 1.31

  SECURITIES

In December, 2003, three held to maturity securities were sold. Proceeds from the sale of the securities totaled $783,900 and a gain of $33,658 was realized from the sales. As a result of the sales, as required by FASB Statement No. 115, all remaining held to maturity securities, with a carrying value of $2,939,732 and a market value of $3,021,126 were transferred to available for sale securities.

D. INCOME TAXES

Income tax expense is the total current year income tax due or refundable and the change in deferred tax assets and liabilities. Deferred tax assets and liabilities are the expected future amounts for the temporary differences between carrying amounts and tax bases of assets and liabilities, computed using enacted tax rates.

A valuation allowance is required by SFAS No. 109 if, based upon the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Due to the

Sobieski Bancorp, Inc. And Subsidiary
Notes To Condensed Consolidated Financial Statements Cont.

Company's significant losses during the quarter ended December 31, 2003 and the Company's inability to meet previous financial projections, the Company has determined that it is no longer more likely than not that the Company will be able to realize the deferred tax assets.

During the quarter ended December 31, 2003, the Company recorded a valuation allowance of $1.10 million, for the amount of previously recorded deferred tax assets, (tax loss carryforwards) and the Company recorded a valuation allowance for the calculated benefit related to the net loss for the quarter ended December 31, 2003. As a result of valuation allowances recorded during the six months ended December 31, 2003, the Company had no net deferred tax assets as of December 31, 2003.

E.      Loans AND ALLOWANCE FOR LOAN LOSSES.

The following is a summary of activity in the allowance for loan losses for the six-month periods ended December 31, 2003 and 2002.
	2003	2002
Balance at beginning of period	$ 1,894,536	$ 2,487,793
Provision charged to expense	504,283	152,525
Charge-offs	(288,358)	(288,116)
Recoveries	58,125	3,000
Balance at end of period	$ 2,168,586	$ 2,355,202

Summarized below is information related to impaired loans.

December 31, 2003		June 30, 2003

Period end loans with no allowance for loan losses allocated	$ 1,364,000	$ 3,614,000
Period end loans with allowance for loan losses allocated	2,734,000	3.480,000
Total impaired loans	$ 4,098,000	$ 7,094,000

Amount of allowance allocated to these loans	$ 1,037,000	$ 1,315,000

In May of 2002, the Company's Audit Committee identified certain loans that were made by a former employee of the Bank that were unauthorized and fraudulently conveyed or otherwise made without properly following the Bank's lending policies and procedures. Approximately $9.6 million of these loans, representing substantially all of such loans, were made in the Company's fiscal year 2002.

As of December 31, 2003, the remaining outstanding balance of the above discussed unauthorized and fraudulent loans totaled approximately $2.2 million. During the quarter ended December 31, 2003, the Company transferred these loans from the loan category to the other asset category at the direction of the Office of Thrift Supervision ("OTS") to facilitate the monitoring of these assets. The Company continues to vigorously work with legal counsel and regulatory and federal authorities to pursue all available avenues for collection including the repossession of significant assets. The estimated fair value less selling costs for these assets has been considered in management's determination of the carrying value of these assets. During the year ended June 30, 2003, the Company received bond claims of $1.5 million, stemming from the unauthorized and fraudulent loan activity by the former employee. This former employee has pleaded guilty to charges of bank fraud and mail fraud stemming from his involvement in making these loans. The prosecution's of other individuals involved in the fraud are pending.

Also, as of December 31, 2003 and June 30, 2003, approximately $4.1 million and $4.5 million of additional loans, exclusive of the aforementioned unauthorized and fraudulent loans, were classified as impaired because of unauthorized lending activities, credit quality concerns and loan documentation Sobieski Bancorp, Inc. And Subsidiary
Notes To Condensed Consolidated Financial Statements Cont.

issues, primarily attributable to the actions of the former employee involved in the bank fraud. As of December 31, 2003 and June 30, 2003, the Company had specific allowance for loan losses allocations on these additional impaired loans of approximately $1.0 million and $1.3 million, respectively.

F.      RESTRICTIONS AND UNCERTAINTIES.

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

On May 12, 2003, the Bank entered into a supervisory agreement (the "Supervisory Agreement") with the OTS requiring the Bank to take a number of actions and imposing a number of restrictions on the Bank's business activities. Actions the Bank was required to take include the following: (i) develop and submit to the OTS for its non-objection a two-year business plan; (ii) adopt and submit to the OTS a plan for improving internal controls consistent with the recommendations of the outside accounting firm previously engaged by the Company to review its internal controls; (iii) develop and submit to the OTS for non-objection a comprehensive internal audit program; (iv) develop and submit to the OTS a plan for reducing the level of non-performing, classified and special mention assets as well as a plan to eliminate the basis of criticism of assets or aggregate lending relationships in excess of $250,000 criticized as "doubtful," "substandard" or "special mention"; and (v) the adoption of new and/or the revision of existing policies and procedures in several other areas intended to ensure proper accounting and reporting and regulatory compliance, including reporting of classified assets, loans to one borrower, non-accrual loans, past due loans, loan documentation, internal asset review, allowance for loan losses, and interest rate risk.

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

Because the Bank's ratio of Tier 1 capital to total assets was below 4.00% at December 31, 2003, the Bank is undercapitalized under the OTS' prompt corrective action regulations. As a result, the Bank is

Sobieski Bancorp, Inc. And Subsidiary
Notes To Condensed Consolidated Financial Statements Cont.

required to submit a capital restoration plan to the OTS and may become subject to other operational restrictions. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

On February 11, 2004, the Company received a written request by the OTS that the Company consent to a cease and desist order. The OTS believes the Company has engaged in unsafe and unsound practices. The OTS' belief is based upon the fact that the Company is unprofitable, no longer has the ability to support the Bank, and could have difficulties paying its own expenses, thereby becoming a burden to the Bank.

The consent, which must be signed by a majority of the Company's directors, would: (i) require that no later than February 29, 2004, the Company's Board of Directors develop and submit to the OTS for its review and non-objection, a plan (referred to below as the "restoration plan") detailing the steps the Board is taking to restore the Company to a safe and sound condition; (ii) require the Board to review and document the Company's compliance with the restoration plan on at least a monthly basis, and to submit to the OTS for its review and non-objection any proposed major deviations from or material changes to the restoration plan; (ii) require the Board to, by March 15, 2004, develop and submit to the OTS a detailed quarterly cash flow projection for the remainder of fiscal 2004 and fiscal 2005, and review and document the Company's compliance with the projections at least once each calendar quarter; (iii) require the Board to ensure that all transactions with affiliates comply with applicable laws and regulations; (iv) prohibit the Company from paying any dividends without the written approval of the OTS (as noted below under "Management's Discussion and Analysis of Financial Condition and Results of Operations-Financial Condition," the Company announced in December 2003 that its Board of Directors voted to suspend the Company's regular quarterly cash dividend indefinitely); (v) provide that the Company should not borrow any funds without the prior written approval of the OTS; (vi) require the Company to notify the OTS in writing prior to adding or replacing a director or hiring or changing the responsibilities of a senior executive officer such that he would assume a different senior executive position; and (vi) prohibit the Company from making certain change-in-control payments to directors or officers, unless the payment is otherwise permitted by regulation. The cease and desist order also requires the Company's Board of Directors to, on a monthly basis, adopt a formal resolution as to the Company's compliance with the order.

The Company expects that its directors will approve the consent to the order by February 27, 2004, as requested by the OTS. The Company will remain subject to the order until it is otherwise notified by the OTS. It is therefore unknown for how long the Company will remain subject to the order.

In addition to the cease and desist order, the OTS has notified the Bank that it must do the following by March 15, 2004, unless given an extension by the OTS: (i) submit a plan to recapitalize the Bank; (ii) provide documentation of specified loss bookings and an increase in the allowance for loan losses as required by the OTS and maintenance of the allowance at an adequate level; (iii) address the status of the prosecution of the persons accused of defrauding the Bank, including the estimated time for release of assets under the control of the U.S. Government and information regarding the value of these assets; and (iv) provide details of progress in creating a loan document tracking system, improving internal controls, maintaining computerized data processing services beyond January 2005 (the Bank's data processor will end its support of the Bank's existing system on December 31, 2004), instituting procedures to track liquidity needs and taking measures to improve the Bank's interest rate risk.

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

Important factors that could cause actual results to differ materially from the results anticipated or projected include, but are not limited to, the following: (1) the credit risks of lending activities, including changes in the level and direction of loan delinquencies and charge-offs; (2) changes in management's estimate of the adequacy of the allowance for loan losses and requirements by the OTS that additional provisions for loan losses be made; (3) changes in the fair market valuation of other real estate owned and other assets, including collateral securing the unauthorized and fraudulent loans; (4) the Company's ability to sell and obtain the proceeds of assets currently being held by the U.S. Government pending the successful prosecution of certain individuals involved in the unauthorized and fraudulent loans matter, and any delays that may occur in the process, as well as the possibility that these assets will be returned to the individuals from whom they were seized to the extent prosecutions are unsuccessful, thereby potentially delaying the Company's recovery on these assets and possibly reducing the recovery amount; (5) the restrictions imposed on the Bank's business activities by the Supervisory Agreement with the OTS, including the restrictions on the Bank's commercial lending activities and asset growth, as discussed under "Note F - Restrictions and Uncertainties" and additional restrictions that may be imposed on the Bank as a result of its undercapitalized status under the prompt corrective action regulations; (6) the restrictions to be imposed on the Company under the cease and desist order to which the OTS has requested the Company's consent, discussed under "Note F - Restrictions and Uncertainties"; (7) competitive pressures among depository institutions; (8) interest rate movements and their impact on customer behavior and the Company's net interest margin; (9) the impact of repricing and competitors' pricing initiatives on loan and deposit products; (10 the Company's ability to adapt successfully to technological changes to meet customers' needs and developments in the marketplace; (11) the Company's ability to access cost-effective funding; (12) changes in financial markets and general economic conditions; (13) new legislation or regulatory changes; and (14) changes in accounting principles, policies or guidelines.

The Company does not undertake any obligation to update any forward-looking statement to reflect circumstances or events that occur after the date on which the forward-looking statement is made.

Regulatory Matters

As a result of a directive from the OTS and the Bank's Supervisory Agreement with the OTS (discussed in Note F of Notes to Condensed Consolidated Financial Statements), the Bank may not make new commercial loans; however, it may fund commercial loan commitments and renew commercial loans in existence at the time of the issuance of the directive. Since the imposition of this restriction, the Company has experienced a decline in the amount of commercial loans in its portfolio, which are the Company's highest yielding assets. For as long as the moratorium on new commercial loans is in place, the Company expects that this trend will continue.

In addition, as discussed above and in Note F to the Condensed Consolidated Financial Statements, the Bank will be restricted significantly in its asset growth for an unknown period of time. Specifically, under Item 2.  Management's Discussion And Analysis of Financial
              Condition And Results of Operations, Continued.

the Supervisory Agreement, the Bank may not increase its total assets during any quarter in excess of an amount equal to net interest credited on deposit liabilities during the quarter, until the Bank's two-year business plan mandated by the Supervisory Agreement has been accepted by the OTS. This inability to increase assets could materially reduce the Company's interest and non-interest income and could have a material adverse effect on the Company's results of operations.

The Bank's ratio of Tier 1 capital to total assets was 3.89% at December 31, 2003, which has resulted in a change in the Bank's status under the OTS' prompt corrective action regulations from "well capitalized" at September 30, 2003, when this ratio was 5.20%, to "undercapitalized." This change occurred primarily because of the asset write-down during the quarter ended December 31, 2003 represented by an ($823,000) losses on repossessed and other assets stemming from the unauthorized and fraudulent loan matters. See "Non-Interest Income" below. As a result, the Bank is required to submit a capital restoration plan to the OTS and may become subject to other operational restrictions. See "Liquidity and Capital Resources."

Under OTS regulations, the Bank's loans-to-one-borrower limit is generally limited to the greater of 15% of unimpaired capital and surplus or $500,000. As a result of the reduction in the Bank's asset size and capital, the maximum amount which the Bank could loan to any one borrower and the borrower's related entities decreased from $1.3 million at June 30, 2003 to $863,000 million at December 31, 2003. As of December 31, 2003, the Bank had eight lending relationships, with an aggregate amount of $10.8 million, which were below the loans to one borrower limitation at the time of origination but which were above the limitation as of December 31, 2003. The Company expects that the number of such relationships will increase as and to the extent its assets and capital decrease. Of the eight relationships above the loans to one borrower limit as of December 31, 2003, two, with an aggregate amount of $3.9 million were classified as substandard and one, with an aggregate amount of $1.2 million was categorized as non-accrual. See "Asset Quality". The Bank's ability to restructure or renew these lending relationships is limited by the loans to one borrower limit at the time of the restructuring or renewal, which could cause the Bank to incur additional losses.

As noted in Note F of Notes to Condensed Consolidated Financial Statements, on February 11, 2004, the Company received a written request by the OTS that the Company consent to a cease and desist order. As discussed in Note F, the order would, among other things, require the Company's Board of Directors to develop a plan to restore the Company to a safe and sound condition, develop and monitor the Company's adherence to detailed quarterly cash flow projections for the remainder of fiscal 2004 and fiscal 2005, prohibit the Company from paying dividends without OTS approval and provide that the Company should not borrow any funds without OTS approval.

Financial Condition

The Company's total assets decreased $10.5 million during the six months ended December 31, 2003, to $110.9 million from $121.4 million at June 30, 2003. The decline was due mainly to decreases in cash and cash equivalents of $5.6 million, a decrease in net loans of $6.8 million and a decrease in loans held for sale of $1.4 million. This was offset by a $7.5 million increase in securities available for sale, which in turn was offset by a $4.6 million decrease in securities held to maturity. Cash and cash equivalents decreased due to the reinvestment of funds into fixed-rate mortgage-backed securities held as available for sale. Loans and loans held for sale decreased primarily due to prepayments and reduced origination activity.

The Company's total liabilities decreased $6.7 million from $112.3 million at June 30, 2003, to $105.6 million at December 31, 2003. The decrease was due primarily to an overall $3.2 million reduction in deposit levels, a $2.0 million payoff of FHLB borrowings at maturity and a $1.4 million reduction in other liabilities, which consisted of outstanding bank cashier's checks that had not yet cleared as of the date of the June 30, 2003.

Item 2.  Management's Discussion And Analysis of Financial
              Condition And Results of Operations, Continued.

Stockholders' equity decreased from $9.1 million at June 30, 2003 to $5.3 million as of December 31, 2003. This decrease was due to the net loss for the six months ended December 31, 2003 and dividends paid to the shareholders of $112,000. The Company announced in December 2003 that its board of directors voted to suspend the Company's regular quarterly cash dividend indefinitely. See "Liquidity and Capital Resources." In addition, as discussed in Note F of Notes to Condensed Consolidated Financial Statements, the OTS has requested that the Company consent to a cease and desist order which would, among other things, prohibit the Company from paying any dividends without OTS approval.

Results of Operations

General. The Company recorded a net loss for the three months ended December 31, 2003 of $2.84 million compared with net income of $738,000 for the same period in 2002. For the six months ended December 31, 2003, the net loss was $3.72 million compared to net income of $866,000 for the prior year's period. The net loss for the three month and six months ended December 31, 2003, is due primarily to decreases in net interest income, decreases in gains on loan sales and other income, increases in losses on repossessed property and other assets, as well as the establishment of valuation allowances for deferred tax assets.

Net Interest Income. The Company's net income is primarily dependent upon net interest income. Net interest income was $216,000 for the three-month period ended December 31, 2003, as compared to $699,000 for the same period in the prior year. For the six months ended December 31, 2003, net interest income was $529,000 as compared to $1.53 million for the same period in the prior year.

The three-month decrease of $483,000 was primarily the result of decreased interest from loans of $586,000 along with lower taxable security and interest bearing deposit income offset by net reduced funding costs of $198,000. In addition, the Company charged off $160,000 of accrued interest on loans placed on nonaccrual status. The six-month decrease of $1.0 million was primarily the result of decreased interest on loans of $1.17 million and decreased interest on taxable securities of $269,000 offset by net reduced funding costs of $440,000. Lower market interest rates and reduced average outstanding balances of loans were both primarily responsible for the lower interest income in the 2003 periods compared to the 2002 periods. The reduction in the average balance of loans was due to an increase of loan prepayments in the 2003 periods compared with the 2002 periods and the impact of the moratorium on new commercial loans, imposed by the OTS in October 2002, as well as the Supervisory Agreement entered into with the OTS in May 2003. The lower interest income from taxable securities, most of which are mortgaged-backed securities, was a result of lower interest rates in the 2003 periods and lower returns on mortgage-backed securities caused by increased prepayment activity.

Interest expense for the three-month period ended December 31, 2003 was $1.03 million compared with $1.23 million for the comparable period in the prior year. The decrease in interest expense of $198,000 was due both to lower average deposit rates and lower average deposit levels as well as the reduction in FHLB borrowings. Interest expense for the six-month period ended December 31, 2003 was $2.1 million compared with $2.5 million for the comparable period in the prior year. The decrease in interest expense of $440,000 was due both to lower average deposit rates and lower average deposit levels as well as the reduction in FHLB borrowings.

Provision for Loan Losses. During the three months ended December 31, 2003, the Company had provisions for loan losses totaling $226,000 compared to a provision of $153,000 for the comparable period in the prior year. During the six-months ended December 31, 2003, the Company had provision for loan losses of $504,000 compared to a provision of $153,000 for the comparable period in the prior year. The provision for the three month period ended December 31, 2003 was due to additional provisions for a single commercial borrower because of credit quality concerns associated with the borrower, and credit quality concerns associated with a participation loan. The provision for the six months ended

Item 2.  Management's Discussion And Analysis of Financial
              Condition And Results of Operations, Continued.

December 31, 2003, was mainly related to the credit quality concerns associated with the single commercial borrower, and the participation loan referred to in the preceding sentence and additional provision expense stemming from the unauthorized and fraudulent loans matter during the quarter ended

September 30, 2003. As discussed in Note E of Notes to Condensed Consolidated Financial Statements, during the quarter ended December 31, 2003, the remaining unauthorized and fraudulent loans were transferred from the loan category to the other asset category. As a result, write-downs of, or losses on, these assets are now reflected in non-interest income in the Condensed Consolidated Statements of Income (Loss) for the three months ended December 31, 2003 as losses on repossessed and other assets. There were no other significant changes in the provision or in specific loan loss reserves since June 30, 2003.

Non-Interest Income. Non-interest income consists primarily of fees and service charges on customers' accounts, including transaction fees, loans and investment sales gains, other income and losses on repossessed and other assets. Non-interest income decreased by $2.44 million to ($590,000) and decreased by $2.51 million to ($469,000) for the three and six months ended December 31, 2003. This is primarily attributed to losses on repossessed and other assets owned of ($800,000) and ($822,000) for the three and six months ended December 31, 2003, respectively, as well as decreases in loan sale gains from $265,000 and $393,000 for the three and six months ended December 31, 2002 to $11,000 and $45,000 for the three and six months ended December 31, 2003, and no insurance claims received in 2003 compared with $1.53 million for both the three and six months ended December 31, 2002.

The significant losses incurred on repossessed and other assets during the three and six months ended December 31, 2003 resulted from downward adjustments in the value of these assets following updated appraisals of collateral securing certain of the unauthorized and fraudulent loans which the Company was able to complete during the quarter ended December 31, 2003. Certain of these appraisals updated previous appraisals obtained from law enforcement agencies for the properties in their possession. Construction expenses were also incurred in excess of previous estimates in order to make certain properties more saleable. As of December 31, 2003, there were assets totaling $2.16 million under the control of the U.S. Government. The Company's ability to sell and obtain the proceeds of these assets is dependent on the successful prosecution of certain individuals involved in the unauthorized and fraudulent loans matter, as well as any delays that may occur in this process. To the extent the prosecutions are unsuccessful, these assets will be returned to the individuals from whom they were seized, potentially delaying the Company's recovery on these assets and possibly reducing the recovery amount.

Gain on sale of securities increased from $7,000 for the three and six months ended December 31, 2002 to $79,000 for the three and six months ended December 31, 2003, as a result of sales during the quarter ended December 31, 2003 of three held to maturity securities for a gain of $34,000 and the sale of three securities classified as available for sale for a gain of $45,000. The three held to maturity securities sold were municipal securities which the Company sold because continuing net losses preclude the Company from taking advantage of the tax-exempt income the securities provided. The available for sale securities sold were corporate securities, that were one-hundred percent risk weighted, for purposes of calculating the Bank's regulatory capital ratios. See "Liquidity and Capital Resources". The insurance benefits received during the 2002 periods represented bond claims stemming from the unauthorized and fraudulent loans matter. No future insurance benefits are expected from this matter.

The reductions in non-interest income items described above were offset, in part, by increases in fees and service changes and in other income. Fees and service charges increased from $37,000 for the three months ended December 31, 2002 to $76,000 for the three months ended December 31, 2003, and from $89,000 for the six months ended December 31, 2002 to $140,000 for the six months ended December 31, 2003 mainly due to the downward adjustment of the value of the mortgage servicing asset in 2002.

Item 2.  Management's Discussion And Analysis of Financial
              Condition And Results of Operations, Continued.

Non-Interest Expense. Non-interest expenses were $1.14 million for the three-month period ended December 31, 2003, compared to $982,000 for the same period last year. Non-interest expenses were

$2.17 million for the six-month period ended December 31, 2003, compared to $1.80 million for the same period last year. The increases of $40,000 and $180,000 for the three and six-month periods ended

December 31, 2003 compared to the same periods last year were due primarily to: (a) compensation and benefits increases attributable to higher wages and severance expenses and increased staffing levels and (b) increased professional service expenses, primarily legal and outside consulting service expenses stemming from the unauthorized and fraudulent loans matter and other professional services contracted for by the Company.

In addition, because it was deemed by the OTS in February 2003 to be in "troubled condition", the Bank is subject to paying increased deposit insurance premiums. As a result, federal deposit insurance premiums increased by $30,000 to $34,000 for the three months ended December 31, 2003, and by $66,000 to $73,000 for the six months ended December 31, 2003 compared to the prior year periods. The Bank will continue to pay increased federal deposit insurance premiums until it is no longer deemed to be in troubled condition by the OTS.

Income Taxes. An income tax expense of $1.10 million was recorded for the three and six months ended December 31, 2003 compared to $480,000 and $562,000 of income tax expense for the same periods during the prior year. As discussed in Note D of the condensed consolidated financial statements, valuation allowances for all deferred tax assets have been recorded during the six months ending December 31, 2003. Management determined that a valuation allowance was appropriate due to the continuing reported losses and projected future losses. Management will continue to monitor the financial results of the Company in order to determine when such valuation allowances are no longer required to be recorded and whether such valuation allowances can be reversed in future periods.

Asset Quality. At December 31, 2003, the Company's non-performing assets (non-accruing loans plus foreclosed assets) totaled $8.0 million, or 7.2% of total assets, compared with $7.5 million, or 6.2% of total assets, at June 30, 2003. At December 31, 2003, non-performing assets were comprised of $ 3.1 million of non-accruing loans (generally loans delinquent 90 days or more) and $4.9 million of foreclosed assets. This compares with $4.7 million of non-accruing loans and $2.9 million of foreclosed assets at June 30, 2003. The increase in non-performing loans was primarily attributable to a single commercial borrower.

As discussed in Note E to the Condensed Consolidated Financial Statements, in May of 2002, the Company's Audit Committee identified certain loans that were made by a former employee of the Bank that were unauthorized and fraudulently conveyed or otherwise made without properly following the Bank's lending policies and procedures. Approximately $9.6 million of these loans, representing substantially all of such loans, were made in the Company's fiscal year 2002. As of December 31, 2003, the remaining outstanding balance of the unauthorized and fraudulent loans totaled approximately $2.2 million. As noted above, during the quarter ended December 31, 2003, the Company transferred the above mentioned unauthorized and fraudulent loans from the loan category to the other asset category at the direction of the OTS to facilitate the monitoring of these assets. The Company continues to review the unauthorized and fraudulent loans and additional adjustments to the value of these assets may be necessary based on market conditions and additional information available at the time of the evaluation.

As of December 31, 2003 and June 30, 2003, approximately $4.1 million and $4.5 million of additional loans, exclusive of the aforementioned unauthorized and fraudulent loans, were classified as impaired because of unauthorized lending activities, credit quality concerns and loan documentation issues, primarily attributable to the actions of the former employee involved in the bank fraud. As of December 31, 2003 and June 30, 2003, the Company had specific allowance for loan losses allocations on impaired loans of approximately $1.0 million and $1.3 million, respectively.

Item 2.  Management's Discussion And Analysis of Financial
              Condition And Results of Operations, Continued.

Federal regulations provide for the classification of loans and other assets considered by the OTS to be of lesser quality, as "substandard", "doubtful" or "loss". An asset is considered "substandard" if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. "Substandard" assets include those characterized by the "distinct possibility" that the insured institution will sustain "some loss" if the deficiencies are not corrected. Assets classified as

"doubtful" have all of the weaknesses inherent in those classified "substandard" with the added characteristic that the weaknesses present make "collection or liquidation in full" on the basis of currently existing facts, conditions and values, "highly questionable and improbable." Assets classified as "loss" are those considered "uncollectable" and of such little value that their continuance as assets without the establishment of a specific loss reserve is not warranted.

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

In connection with the filing of its periodic reports with the OTS and in accordance with its classification of assets policy, the Bank regularly reviews problem loans and real estate acquired through foreclosure and other assets to determine whether such assets require classification in accordance with the regulations described above. On the basis of management's review of its loans and after consultations with the OTS, as of December 31, 2003, the Bank had classified a total of $168,000 of its loans as special mention, $9.1 million as substandard, and $1.1 million as doubtful. This compares with the Bank's classification as of June 30, 2003 of a total of $9.4 million of its loans as substandard, $4.0 as doubtful and none as special mention. On December 31, 2003, total classified loans comprised $10.4 million or 196% of the Company's capital and 9.4% of the Company's total assets at that date, compared with total classified loans at June 30, 2003 of $13.4 million or 147% of the Company's capital and 11% of the Company's total assets at that date. Classified loans are included in non-performing assets.

At December 31, 2003, the Company's allowance for loan losses totaled $2.17 million or 3.28% of loans, as compared with $1.89 million or 2.67% of loans as of June 30, 2003. (For further information see Note E to the Condensed Consolidated Financial Statements.)

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

Liquidity and Capital Resources

The Company's principal sources of funds are deposits and principal and interest payments on loans and investments. While scheduled loan repayments and maturing investments are relatively predictable, deposit flows and early loan prepayments are more influenced by interest rates, general economic conditions and competition. At December 31, 2003, the Bank had $33.5 million in outstanding advances Item 2.  Management's Discussion And Analysis of Financial
              Condition And Results of Operations, Continued.

from the Federal Home Loan Bank of Indianapolis (the "FHLB"), used primarily to fund internally originated loans and other investments.

Although the Bank currently has additional borrowing capacity from the FHLB, the Bank's current capital position could limit its ability to obtain future advances from the FHLB. As described below, as of

December 31, 2003 the Bank failed to meet its minimum regulatory capital requirements and was classified as undercapitalized under the OTS' prompt corrective action regulations. The FHLB is subject to regulations which govern its ability to make new advances, and renew outstanding advances, to an undercapitalized institution. Specifically, as long as the Bank has positive tangible capital, the FHLB may make a new advance or renew an outstanding advance to the Bank unless the OTS notifies the FHLB in writing that the Bank's use of FHLB advances has been prohibited. Although the Bank has not been notified by the OTS that its use of FHLB advances has been prohibited, no assurance can be given that the OTS will not impose such a prohibition. As part of its credit underwriting to the Bank, the FHLB may, in its discretion, limit or deny the Bank's application for an advance if, in the FHLB's judgment, the Bank: (i) has engaged in any unsafe or unsound banking practices; (ii) has inadequate capital; (iii) is sustaining operating losses; (iv) has financial or managerial deficiencies, as determined by the FHLB, that bear upon the Bank's creditworthiness; or (v) has any other deficiencies, as determined by the FHLB. The continuing decline in the Bank's capital, as well as the Company's history of operating losses and likely future operating losses, could, among other factors, affect the terms of any future FHLB advances requested by the Bank, and could lead to a determination by the FHLB to limit or deny an advance amount requested by the Bank.

In addition, as described under Note F of Notes to Condensed Consolidated Financial Statements, the OTS has requested that the Company consent to a cease and desist order that would, among other things, provide that the holding company should not borrow any funds without OTS approval.

Because of the Company's history of reporting net losses and reduced capital position, as well as the cease and desist order, it is possible that the Company and/or the Bank could encounter difficulty in borrowing funds from other sources on terms acceptable to it, or at all.

As of December 31, 2003, $50.5 million, or 70% of the Bank's $71.4 million in deposits were certificate accounts. Of the certificates of deposit as of December 31, 2003, $22.2 million, or 44%, mature in 12 months or less. Although, based on past experience and the Bank's pricing strategy, the Company expects a majority of these maturing deposits will renew, no assurance can be given in this regard.

The Company uses its liquidity resources principally to meet loan originations, ongoing commitments to fund maturing certificates of deposit, deposit withdrawals and to meet operating expenses. Federal regulations require the Bank to maintain sufficient liquidity to maintain its safe and sound operation.

Although management believes that the level of the Bank's liquid assets at December 31, 2003, as well as repayments and other sources of funds will be adequate to meet the Company's foreseeable liquidity needs, no assurance can be given in this regard, particularly in light of the possibility that the Company and/or Bank may encounter difficulty in borrowing funds when needed, and if a significant portion of the Banks maturing certificates of deposit do not renew.

Item 2.  Management's Discussion And Analysis of Financial
              Condition And Results of Operations, Continued.

The following table presents off-balance-sheet contractual obligations and commitments of the Company as of December 31.
	(In Thousands)
	2003	2002

Undisbursed balance of loans closed	$ 2,154	$ 3,409
Commitments to originate loans	1,324	1,735
Commitments to sell loans	-	1,311
Unused consumer lines of credit	4,011	6,302
Unused commercial lines of credit	1,082	687
Letters of credit	1,506	1,500
Other contingent liabilities	261	275
Total off-balance-sheet obligations and commitments	$ 10,338	$ 15,219

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

Item 2.  Management's Discussion And Analysis of Financial
              Condition And Results of Operations, Continued.

The Bank's actual and required capital amounts and ratios under the prompt corrective action regulations are as follows:
	(Dollars in Millions)

	Actual		Required for Adequately Capitalized		To Be Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2003
Total risk-based capital (to risk-weighted assets)	$5.0	8.92%	$4.5	8.00%	$5.6	10.0%
Tier 1 risk-based capital (to risk-weighted assets)	4.3	7.65%	2.2	4.00%	3.4	6.00%
Tier 1 capital to total assets	4.3	3.89%	4.4	4.00%	5.5	5.00%

At December 31, 2003, the Bank was classified as undercapitalized because its ratio of Tier 1 capital to total assets was below 4%. As a result, the Bank is required to submit a capital restoration plan to the OTS, and until such plan is approved by the OTS, the Bank may not increase its assets, acquire another institution, establish a branch or engage in any new activities, and generally may not make capital distributions. As a condition to the OTS' approval of the capital restoration plan, the Company must agree that it will enter into a limited capital maintenance guarantee with respect to the Bank's achievement of its capital requirements. The terms of the Bank's capital restoration plan could have a material adverse affect on the Company's future operating results. The Bank will be subject to a capital directive from the OTS under which the OTS, in its discretion may impose further restrictions. The Bank will have an opportunity to respond to a proposed capital directive. Failure to comply with a capital plan or capital directive can result in enforcement action.

If the Bank fails to comply with its capital plan or becomes "significantly undercapitalized" (i.e., has ratios of Tier 1 capital to total assets or Tier 1 capital to risk-weighted assets of less than 3% or a ratio of total capital to risk-weighted assets of less than 6%), it will become subject to one or more various additional requirements and operating restrictions, including, for example, a requirement to issue additional voting securities; limitations on asset growth; mandated asset reduction; restrictions on interest rates paid; changes in senior management; divestiture, merger or acquisition of the institution; restrictions on executive compensation; and any other action the OTS deems appropriate. The OTS may, in its discretion, make any or all of these restrictions applicable to the Bank now as a result of its undercapitalized status, or, under certain circumstances, may reclassify the Bank into a lower capital category, with prior notice to and opportunity for the Bank to respond. The Bank is already subject to limitations on asset growth, executive compensation and a number of other operating restrictions and requirements under its Supervisory Agreement with the OTS, and the Company will become subject to several operating restrictions and requirements under the cease and desist order to which the OTS has requested the Company's consent. See Note F of Notes to Condensed Consolidated Financial Statements. If the Bank becomes "critically undercapitalized"(i.e., has a ratio of tangible equity to total assets of 2% or less) it will become subject to further mandatory restrictions. In addition, with certain limited exceptions, the OTS must appoint a receiver (or conservator with the concurrence of the FDIC) for an institution within 90 days after it becomes critically undercapitalized. The imposition of any of these measures on the Bank would likely have a material adverse effect on the Company's future operating results.

In addition to the prompt corrective action regulations, the OTS' capital regulations require the Bank to have a ratio of total risk-based capital to risk-weighted assets of at least 8%, a ratio (referred to as the leverage ratio) of Tier 1 capital to total assets of at least 4% and a ratio of tangible capital to total assets of

Item 2.  Management's Discussion And Analysis of Financial
              Condition And Results of Operations, Continued.

at least 1.5%. For the Bank, as of December 31, 2002 these ratios were 8.92%, 3.89% and 3.89% respectively.

Under the Bank's Supervisory Agreement with the OTS, the Bank may not make a capital distribution to the Company without prior OTS approval. Based on the Bank's current capital condition, the Company does not believe the Bank will be able to pay dividends to the Company at any time in the foreseeable future. While the Company has, in the recent past, contributed cash to the Bank in an effort to improve the Bank's capital position, including $500,000 during the quarter ended September 30, 2003, at December 31, 2003, the Company had cash and cash equivalents of $307,000. The Company must retain this cash at the holding company level in order to pay the Company's operating expenses. The Company believes that the remaining assets held at the holding company level, which includes approximately $200,000 of potentially saleable tax credits, are insufficient to support the Bank's current capital position. As announced by the Company in December 2003, in an effort to conserve cash, the Company's Board of Directors voted to suspend the Company's regular quarterly cash dividend indefinitely. In addition, as discussed under Note F of Notes to Condensed Consolidated Financial, statements, the OTS has requested that the Company consent to a cease and desist order that would, among other things, prohibit the payment of dividends without OTS approval. Accordingly, the Company does not believe it will be able to resume the payment of dividends at any time in the foreseeable future.

Item 3.  Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures: An evaluation of the

Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the "Act")) was carried out as of December 31, 2003 under the supervision and with the participation of the Company's Chief Executive Officer and Acting Chief Financial Officer. The Company's Chief Executive Officer and Acting Chief Financial Officer concluded that, as of December 31, 2003, the Company's disclosure controls and procedures are effective in ensuring that the information the Company is required to disclose in the reports it files or submits under the Act is (i) accumulated and communicated to the Company's management (including the Chief Executive Officer and Acting Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.
    Changes in Internal Control Over Financial Reporting: During the quarter ended

December 31, 2003, no change occurred in the Company's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1.	Legal Proceedings
None

Item 2.	Changes in Securities
None

Item 3.	Defaults Upon Senior Securities
None

Item 4.

Submission of Matters to a Vote of Security Holders

  On October 20, 2003, the Company held its Annual Meeting of Stockholders.
  At that meeting, Richard J. Cullar and Robert J. Urbanski were elected Directors for terms to expire in 2006.

  Stockholders voted on the following matters:
  The election of the following Directors of the Company

  Votes

  For Withheld

  Richard J. Cullar 496,300 86.517

  Robert J. Urbanski 496,430 86,387

  The ratification of the appointment of Crowe Chizek and Company LLC as independent auditors of the Company for the fiscal year ending June 30, 2004.

Votes

For Against Abstain

544,198 37,156 1,463

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
PART II. OTHER INFORMATION CONTINUED
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
**        Filed as exhibits with the September 30, 1999 Form 10-QSB filing.

*** Filed as exhibits with the December 31, 2002 Form 10-QSB filing.
PART II. OTHER INFORMATION CONTINUED

(b) Reports on Form 8-K
On December 19, 2003, the Company filed a current report on Form 8-K reporting that it's board of directors voted to suspend the Company's regular quarterly cash dividend indefinitely.

    SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                                                    Sobieski Bancorp, Inc.
                                                                                          (Registrant)

Date:     February 17, 2003                                    By: ___/s/ Steven C. Watts________________

                                                                                                  Steven C. Watts
                                                                                      President and Chief Executive Officer

Date:      February 17, 2003                                   By: ___/s/ Gregory J. Matthews __

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

Date: February 17, 2003

/s/ Steven C. Watts________

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

Date: February 17, 2003

/s/ Gregory J. Matthews______

Gregory J. Matthews

Senior Vice President/

Acting Chief Financial Officer and

Chief Operating Officer

EXHIBIT 32 - CERTIFICATIONS PURUSANT TO SECTION 906 OF SARBANES - OXLEY ACT

Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, each of the undersigned hereby certifies in his capacity as an officer of Sobieski Bancorp, Inc. (the "Company") that the Quarterly Report of the Company on Form 10-QSB for the quarterly period ended December 31, 2003 fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934 and that the information contained in such report fairly presents, in all material respects, the financial condition and results of operations of the Company as of the dates and for the periods presented in the financial statements included in such report.

Dated:  February 17, 2003                           /s/ Steven C. Watts__________

                                                                      Steven C. Watts
                                                                                  President and Chief Executive Officer

Dated:  February 17, 2003                    ___/s/ Gregory J. Matthews _

                                                                                            Gregory J. Matthews
                                                                               Senior Vice President, Acting Chief Financial Officer

and Chief Operating Officer