Form 10QSB
period 2004-03-31
SOBIESKI BANCORP INC
filed 2004-05-17
CIK 934860

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

(Mark One)

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                          SECURITIES EXCHANGE ACT OF 1934
        For the quarterly period ended March 31, 2004

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

As of May 3, 2004 there were 677,732 shares of the registrant's common stock issued and outstanding.

Transitional Small Business Disclosure Format (Check One)

Yes [ ] No [ X ]
SOBIESKI BANCORP, INC. AND SUBSIDIARY INDEX
Page Number

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Consolidated Statements of Financial Condition	1

Condensed Consolidated Statements of Income (Loss)	2

Condensed Consolidated Statements of Comprehensive Income (Loss)	3

Condensed Consolidated Statements of Cash Flows	4

Notes to Condensed Consolidated Financial Statements	5 - 10

Item 2. Management's Discussion and Analysis of Financial Condition
and Results of Operations	10 - 20

Item 3. Controls and Procedures	21

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	22

Item 2. Changes in Securities, and Small Business Issuer Purchases of Equity Securities	22

Item 3. Defaults Upon Senior Securities	22

Item 4. Submission of Matters to a Vote of Security Holders	22

Item 5. Other Information	22

Item 6. Exhibits and Reports on Form 8-K	24

Signatures	25

Exhibit 31.1 - Certificate of the CEO Pursuant to Section 302 of Sarbanes-Oxley Act	26

Exhibit 31.2 - Certificate of the CFO Pursuant to Section 302 of Sarbanes-Oxley Act	27

Exhibit 32 - Certifications Pursuant to Section 906 of Sarbanes-Oxley Act	28

                                      PART I. Financial Information
Item 1. Financial Statements
Sobieski Bancorp, Inc. And Subsidiary
Condensed Consolidated Statements Of Financial Condition
March 31, 2004 and June 30, 2003

	March 31,	June 30,
	2004	2003
Assets	(Unaudited)
Cash and due from banks	$ 2,619,188	$ 3,912,560
Interest-bearing deposits in other financial institutions	7,153,346	9,589,566
Total cash and cash equivalents	9,772,534	13,502,126
Securities available for sale	27,758,823	20,520,012
Securities held to maturity	-	4,600,194
Other securities	1,997,283	1,925,183
Loans held for sale, net of valuation allowance of $0	297,500	1,402,005
Loans, net of the allowance for loan loss of $2,232,188 and $1,894,536, respectively	60,283,495	70,831.426
Accrued interest receivable	393,075	686,183
Property and equipment, net	2,687,299	1,905,531
REO and repossessed assets	2,285,610	2,866,657
Other assets	3,390,027	3,206,461

Total assets	$ 108,865,646	$ 121,445,778

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Deposits	$ 69,844,907	$ 74,561,647
Federal Home Loan Bank advances	33,100,000	35,550,000
Advances from borrowers for taxes and insurance	187,359	184,570
Accrued interest payable	152,983	151,725
Accrued expenses and other liabilities	904,586	1,885,209
Total liabilities	104,189,835	112,333,151

Stockholders' equity:
Preferred stock, $.01 par value; 500,000 shares authorized;
none issued	-	-
Common stock, $.01 par value; 3,500,000 shares authorized; 966,000 shares issued; 677,732 and 677,032 shares outstanding, respectively	9,660	9,660
Additional paid-in capital	9,301,386	9,299,016
Retained earnings, substantially restricted	(771,307)	3,977,557
Accumulated other comprehensive income	311,665	64,287
Treasury stock; at cost, 288,268 and 288,968 shares, respectively	(3,954,273)	(3,964,295)
Unearned Recognition and Retention Plan (RRP) shares; 5,250 and 7,086 shares, respectively	(71,245)	(96,019)
Unallocated Employee Stock Ownership Plan (ESOP) shares; 15,008 and 17,758 shares, respectively	(150,075)	(177,579)
Total stockholders' equity	4,675,811	9,112,627

Total liabilities and stockholders' equity	$ 108,865,646	$ 121,445,778

See accompanying notes to condensed consolidated financial statements.
Sobieski Bancorp, Inc. And Subsidiary
Condensed Consolidated Statements Of Income (Loss)
For the three and nine months ended March 31, 2004 and 2003

Three Months Ended March 31,			Nine Months Ended March 31,
	2004	2003	2004	2003
Interest Income:	(Unaudited)		(Unaudited)
Loans	$ 1,010,741	$1,273,860	$ 3,152,584	$4,555,473
Securities - taxable	272,206	255,436	707,690	959,379
Interest-bearing deposits	14,447	33,446	55,344	75,650
Securities - tax exempt	-	10,833	15,186	32,594
Total interest income	1,297,394	1,573,575	3,930,804	5,623,096

Interest expense:
Interest on deposits	487,762	627,449	1,582,185	2,152,238
Interest on borrowings	476,359	493,927	1,485,930	1,513,239
Total interest expense	964,122	1,121,376	3,068,115	3,665,477

Net interest income	333,273	452,199	862,689	1,957,679

Provision for loan losses	201,677	851,014	705,960	1,003,539

Net interest income (loss) after provision for loan losses	131,596	(398,815)	156,729	954,080

Non-interest income:
Fees and service charges	75,865	51,600	216,164	165,693
Gain on sale of loans Gain on sale of securities	31,186 -	147,941 -	76,460 79,029	540,543 6,992
Insurance benefits Gain (loss) on repossessed and other assets Other income (loss)	- (30,559) (39,905)	- 3,985 13,682	- (889,084) 85,316	1,525,000 (193,302) 43,904

Total non-interest income	36,587	217,208	(432,115)	2,088,830

Non-interest expense:
Compensation and benefits	482,444	476,880	1,500,408	1,340,595
Occupancy and equipment	98,603	92,795	282,410	261,646
Federal deposit insurance premiums	33,941	60,017	107,283	67,744
Advertising and promotion	36,027	6,967	60,857	25,101
Service bureau expense	89,534	80,854	249,068	251,281
Professional services	149,973	98,604	557,846	435,552
Other operating expenses	195,307	189,312	497,608	420,436

Total non-interest expense	1,085,828	1,005,429	3,255,480	2,802,355

Income (loss) before income taxes	(917,645)	(1,187,036)	(3,530,866)	240,555

Provision for income taxes	3,160	(451,372)	1,106,373	109,915

Net income (loss)	$(920,805)	$ (735,664)	$(4,637,239)	$ 130,640

Basic earnings (loss) per common share	$ (1.40)	$ (1.13)	$ (7.09)	$ .20
Diluted earnings (loss) per common share	$ (1.40)	$ (1.13)	$ (7.09)	$ .20

Dividends per common share	$ 0.00	$ 0.085	$ 0.17	$ 0.255
See accompanying notes to condensed consolidated financial statements.
Sobieski Bancorp, Inc. And Subsidiary
Condensed Consolidated Statements Of Comprehensive Income (Loss)
for the three and nine months ended March 31, 2004 and 2003

	Three Months Ended March 31,		Nine Months Ended March 31,
	2004	2003	2004	2003
	(Unaudited)		(Unaudited)

Net income (loss)	$(920,805)	$ (735,664)	$(4,637,239)	$ 130,640
Other comprehensive income (loss), net of tax:
Unrealized appreciation (depreciation) on available-for-sale securities	208,299	(97,286)	247,378	(37,460)

Total comprehensive income (loss)	$(712,506)	$ (832,950)	$(4,389,861)	$ 93,180

See accompanying notes to condensed consolidated financial statements.
Sobieski Bancorp, Inc. And Subsidiary
Condensed Consolidated Statements Of Cash Flows
For the nine months ended March 31, 2004 and 2003	Nine Months
	Ended March 31,
		2004 2003
		(Unaudited)
Cash flows from operating activities:
Net income (loss)	$ (4,637,239)	$ 130,640
Adjustments to reconcile net income (loss) to net cash
From operating activities:
Depreciation	110,078	99,147
Provision for loan losses Write down of REO, repossessed assets and other assets	705,960 898,837	1,003,539 283,098
(Gain) loss on sale of REO and repossessed assets, net	(9,753)	19,727
Stock dividend received on other securities	(72,100)	-
Deferred income taxes Gain on sale of loans	1,103,213 (76,460)	- (540,543)
Gain on sale of securities ESOP expense	(79,029) 47,245	(6,992) 55,489
RRP expense	16,916	15,701
Vesting of RRP shares Amortization of premiums and accretion of discounts, net	46,237 257,164	- 147,932
Proceeds from sales of loans held for sale	4,399,849	17,774,290
Loans originated for sale	(3,218,884)	(18,097,487)
Net change in
Accrued interest receivable	293,108	150,941
Other assets	925,918	1,144,389
Accrued interest payable	1,258	(2,200)
Accrued expenses and other liabilities	(1,035,913)	79,566
Net cash from operating activities	(323,595)	2,257,237

Cash flows from investing activities:
Net change in certificates of deposit	-	594,000
Proceeds from sales of HTM securities Proceeds from sales of AFS securities Purchase of securities	783,900 1,626,931 (20,077,210)	- 1,015,495 (15,298,906)
Principal reductions of securities	15,048,377	15,284,306
Proceeds from sale of REO and repossessed assets	923,936	282,861
Improvements on REO and repossessed assets Net change in loans	(560,573) 7,006,501	- 15,848,919
Purchase of property and equipment, net	(891,846)	(58,125)
Net cash from investing activities	3,860,016	17,668,550

Cash flows from financing activities:
Net change in deposits	(4,716,740)	(6,913,396)
Change in advances from borrowers
For taxes and insurance	2,789	120,444
Repayment of FHLB advances Purchase of treasury stock Stock options exercised Cash dividends paid	(2,450,000) - 9,563 (111,625)	(450,000) (299) - (160,694)
Net cash from financing activities	(7,266,013)	(7,403,945)

Net change in cash and cash equivalents	(3,729,592)	12,521,842

Cash and cash equivalents at beginning of period	13,502,126	6,033,199

Cash and cash equivalents at end of period	$ 9,772,534	$ 18,555,041

Non cash transactions:

Transfer of securities from HTM to AFS Transfer to REO, repossessed assets & other assets	$ 2,939,732 $ 2,835,470	- $ 2,707,848

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

Sobieski Bancorp, Inc. And Subsidiary
Notes To Condensed Consolidated Financial Statements Cont.

Management performs periodic evaluations of the adequacy of the allowance. Management determines the need to individually evaluate loans based on known information about the credit, including the financial condition of the borrower and the delinquency status of the loan. Management evaluates such loans using a process that considers specific factors affecting the individual borrower including the financial condition of the borrower and current regional and national economic conditions affecting the borrower, ability of the borrower to repay the loan and the underlying estimated fair value of the collateral. All loans that are not individually evaluated are grouped. A percentage allocation requirement is applied based on historical loss factors and current regional and national economic factors. A higher percentage allocation requirement is applied to groups of consumer and commercial loans than to one to four family mortgage loans. Management at times allocates specific allowance amounts for individual loans; however, the entire allowance is available for any loan charge-off. Charge-offs on specific loans are charged against the allowance for loan losses when uncollectability of the loan is confirmed. Management expects that as the composition of the loan portfolio changes and economic and other factors change, the allowance for loan losses may change. In addition, the Bank's regulators, as part of the examination process, periodically review the Company's allowance for loan losses. The regulators may require additions to the allowance based on their assessment of the information available to them at the time of examination. No assurance can be made as to the amount or timing of additional provisions that may be required by the regulators.

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

Earnings (Loss) Per Common Share

Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding. For the three-month and nine-month periods ended March 31, 2004, the weighted average number of common shares used in the computation of basic earnings per share were 657,393 and 654,224 respectively. The weighted average numbers of common shares for the same periods in 2003 were 649,272 and 645,838.

Shares held by the ESOP and the restricted shares awarded under the Recognition and Retention Plan (RRP) are not considered in the weighted average number of shares outstanding until such shares are released for allocation to an ESOP participant's individual account or vested, in the case of the RRP.

Diluted earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding for basic earnings per share plus the dilutive effect of outstanding stock options and non-vested shares awarded under the RRP. For the three-month and nine-month periods ended March 31, 2004, the weighted average number of common shares used in the computation of diluted earnings per share were 657,393 and 654,224 respectively. The weighted average number of common shares for the same period in 2003 were 649,272 and 647,585.

Sobieski Bancorp, Inc. And Subsidiary
Notes To Condensed Consolidated Financial Statements Cont.

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

	Three Months Ended March 31,		Nine Months Ended March 31,
	2004	2003	2004	2003

Net income (loss) as reported	$ (920,805)	$ (735,664)	$(4,637,239)	$ 130,640
Deduct: Stock based Compensation expense Determined under fair value based method:	(13)	(4,268)	(3,278)	(14,280)
Pro forma net income (loss)	$ (920,818)	$ (739,932)	$(4,640,517)	$ 116,360

Basic earnings (loss) per common share as reported	$ (1.40)	$ (1.13)	$ (7.09)	$ .20
Pro forma basic earnings (loss) per common share	$ (1.40)	$ (1.14)	$ (7.09)	$ .18

Diluted earnings (loss) per common share as reported	$ (1.40)	$ (1.13)	$ (7.09)	$ .20
Pro forma diluted earnings (loss) per common share	$ (1.40)	$ (1.14)	$ (7.09)	$ .18

C. INCOME TAXES

Income tax expense is the total current year income tax due or refundable and the change in deferred tax assets and liabilities. Deferred tax assets and liabilities are the expected future amounts for the temporary differences between carrying amounts and tax bases of assets and liabilities, computed using enacted tax rates.

A valuation allowance is required by SFAS No. 109 if, based upon the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Due to the

Company's significant losses during the nine months ending March 31, 2004 and the Company's inability to meet previous financial projections, the Company has determined that it is no longer more likely than not that the Company will be able to realize the deferred tax assets.

During the previous quarter ended December 31, 2003, the Company recorded a valuation allowance of $1.10 million, for the amount of previously recorded deferred tax assets, (tax loss carryforwards). The Company has also recorded a valuation allowance for the calculated benefit related to the net loss for nine months ended March 31, 2004. As a result of valuation allowances of $3,000 recorded during the three months ended March 31, 2004, the Company had no net deferred tax assets as of March 31, 2004.

Sobieski Bancorp, Inc. And Subsidiary
Notes To Condensed Consolidated Financial Statements Cont.

D.      Loans AND ALLOWANCE FOR LOAN LOSSES.

The following is a summary of activity in the allowance for loan losses for the nine-month periods ended March 31, 2004 and 2003.
	2004	2003
Balance at beginning of period	$ 1,894,536	$ 2,487,793
Provision charged to expense	705,960	1,003,539
Charge-offs	(463,215)	(1,498,188)
Recoveries	94,907	6,856
Balance at end of period	$ 2,232,188	$ 2,000,000

Summarized below is information related to impaired loans.

March 31, 2004		June 30, 2003

Period end loans with no allowance for loan losses allocated	$ 533,000	$ 3,614,000
Period end loans with allowance for loan losses allocated	3,327,000	3,480,000
Total impaired loans	$ 3,860,000	$ 7,094,000

Amount of allowance allocated to these loans	$ 1,776,000	$ 1,315,000

In May of 2002, the Company's Audit Committee identified certain loans that were made by a former employee of the Bank that were unauthorized and fraudulently conveyed or otherwise made without properly following the Bank's lending policies and procedures. Approximately $9.6 million of these loans, representing substantially all of such loans, were made in the Company's fiscal year 2002.

As of March 31, 2004, the remaining outstanding balance of the above discussed unauthorized and fraudulent loans totaled approximately $2.2 million, with the underlying collateral under the control of the U.S. Government. During the quarter ended December 31, 2003, the Company transferred these loans from the loan category to the other asset category at the direction of the Office of Thrift Supervision ("OTS") to facilitate the monitoring of these assets. These assets are among the approximately $7.6 million of excluded assets that will not be purchased by MFB Financial pursuant to the Company's and the Bank's agreement with MFB Financial entered into on April 25, 2004 (see Note F. Sale of Assets and Liquidation). The Company's ability to sell and obtain the proceeds of these $2.2 million of seized assets is dependent on the successful prosecution of certain individuals involved in the unauthorized and fraudulent loans matter, as well as any delays that may occur in this process. To the extent the prosecutions are unsuccessful, these assets will be returned to the individuals from whom they were seized, potentially delaying the Company's recovery on these assets and reducing the recovery amount, if any, and ultimately, the amount the Company will distribute to stockholders upon liquidation if the transaction with MFB Financial is completed. The estimated fair value less selling costs for these assets has been considered in management's determination of the carrying value of these assets.

During the nine months ended March 31, 2003, the Company received bond claims of $1.5 million, stemming from the unauthorized and fraudulent loan activity by the former employee. This former employee has pleaded guilty to charges of bank fraud and mail fraud stemming from his involvement in making these loans. As noted above, the prosecution of other individuals involved in the fraud are pending, with a trial currently scheduled to commence in October 2004.

Also, as of March 31, 2004 and June 30, 2003, approximately $3.9 million and $4.5 million of additional loans, exclusive of the aforementioned unauthorized and fraudulent loans, were classified as impaired

Sobieski Bancorp, Inc. And Subsidiary
Notes To Condensed Consolidated Financial Statements Cont.

because of unauthorized lending activities, credit quality concerns and loan documentation issues, primarily attributable to the actions of the former employee involved in the bank fraud. As of March 31, 2004 and June 30, 2003, the Company had specific allowance for loan losses allocations on these additional impaired loans of approximately $1.8 million and $1.3 million, respectively.

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

On February 5, 2003, the OTS notified the Bank that the OTS deemed the Bank to be in "troubled condition", primarily as a result of concerns associated with the unauthorized and fraudulent loans made by a former employee. As a result, since that time and until further notice from the OTS, the Bank has been and will be restricted significantly in its asset growth, has been and will be subject to paying an increased deposit insurance premium rate and has been and will be subject to other regulatory restrictions.

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

Since December 31, 2003, the Bank has been classified as undercapitalized under the OTS' prompt corrective action regulations. As a result, during the quarter ended March 31, 2004, the Bank was required Sobieski Bancorp, Inc. And Subsidiary
Notes To Condensed Consolidated Financial Statements Cont.

to submit a capital restoration plan to the OTS and may become subject to operational restrictions in addition to those already applicable to it. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

In February 2004, at the OTS' request, the Company consented to a cease and desist order. The OTS believed the Company had engaged in unsafe and unsound practices. The OTS' belief was based upon the fact that the Company is unprofitable, no longer has the ability to support the Bank, and could have difficulties paying its own expenses, thereby becoming a burden to the Bank.

The consent: (i) required that the Company's Board of Directors develop and submit to the OTS for its review and non-objection, a plan (referred to below as the "restoration plan") detailing the steps the Board is taking to restore the Company to a safe and sound condition; (ii) requires the Board to review and document the Company's compliance with the restoration plan on at least a monthly basis, and to submit to the OTS for its review and non-objection any proposed major deviations from or material changes to the restoration plan; (iii) required the Board to develop and submit to the OTS a detailed quarterly cash flow projection for the remainder of fiscal 2004 and fiscal 2005, and requires the Board to review and document the Company's compliance with the projections at least once each calendar quarter; (iv) requires the Board to ensure that all transactions with affiliates comply with applicable laws and regulations; (v) prohibits the Company from paying any dividends without the written approval of the OTS (as noted below under "Management's Discussion and Analysis of Financial Condition and Results of Operations-Financial Condition," the Company announced in December 2003 that its Board of Directors voted to suspend the Company's regular quarterly cash dividend indefinitely); (vi) provides that the Company should not borrow any funds without the prior written approval of the OTS; (vii) requires the Company to notify the OTS in writing prior to adding or replacing a director or hiring or changing the responsibilities of a senior executive officer such that he would assume a different senior executive position; and (viii) prohibits the Company from making certain change-in-control payments to directors or officers, unless the payment is otherwise permitted by regulation. The cease and desist order also requires the Company's Board of Directors to, on a monthly basis, adopt a formal resolution as to the Company's compliance with the order.

The Company will remain subject to the order until it is otherwise notified by the OTS.

F.      SALE OF ASSETS AND LIQUIDATION

On April 25, 2004, the Company and the Bank entered into an agreement with MFB Financial, a federal chartered savings bank and subsidiary of MFB Corporation, whereby MFB Financial will acquire certain assets and assume certain liabilities of the Bank. Pursuant to the agreement, the Company and the Bank will be liquidated following completion of the transaction with MFB Financial.

Under the terms of the agreement, MFB Financial will pay the Bank $1,076,682 (subject to certain adjustments). Among items excluded from the acquisition under the agreement are approximately $7.6 million (net book value after allowances and charge-offs) in troubled and/or substandard assets, including certain commercial loans, real estate owned, assets seized in connection with litigation related to fraudulent activity affecting the Bank, and other items. These excluded assets are expected to be liquidated in an orderly manner, after which time the Company will be liquidated and the net proceeds after expenses, if any, distributed to its stockholders. No assurance can be given that the excluded assets will be liquidated at or near their net book value after allowances, charge-offs and liquidation expenses. The purchase and assumption transaction with MFB Financial is expected to close in the quarter ending September 30, 2004, subject to regulatory approvals and approvals by the Company's stockholders of the transaction and the Company's plan of liquidation, and subject to other conditions to closing.

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

Important factors that could cause actual results to differ materially from the results anticipated or projected include, but are not limited to, the following: (1) the possibility that the stockholder and regulatory approvals required for the proposed transaction with MFB Financial and subsequent liquidation of the Company will not be obtained; (2) the possibility that the values realized upon liquidation of the Bank's assets excluded from the transaction with MFB Financial will be lower than anticipated; (3) the uncertainty of the amounts the Company will ultimately distribute to stockholders following its liquidation if the transaction with MFB Financial is completed and the uncertainty as to the timing of any such distributions; (4) the credit risks of lending activities, including changes in the level and direction of loan delinquencies and charge-offs; (5) changes in management's estimate of the adequacy of the allowance for loan losses and requirements by the OTS that additional provisions for loan losses be made; (6) changes in the fair market valuation of other real estate owned and other assets, including collateral securing the unauthorized and fraudulent loans; (7) the Company's ability to sell and obtain the proceeds of assets currently being held by the U.S. Government pending the successful prosecution of certain individuals involved in the unauthorized and fraudulent loans matter, and any delays that may occur in the process, as well as the possibility that these assets will be returned to the individuals from whom they were seized to the extent prosecutions are unsuccessful, thereby potentially delaying the Company's recovery on these assets and reducing the recovery amount, if any; (8) the restrictions imposed on the Bank's business activities by the Supervisory Agreement with the OTS, including the restrictions on the Bank's commercial lending activities and asset growth, as discussed under "Note E - Restrictions and Uncertainties" and additional restrictions that may be imposed on the Bank as a result of its undercapitalized status under the prompt corrective action regulations; (9) the restrictions imposed on the Company under the cease and desist order to which the Company is subject, discussed under "Note E - Restrictions and Uncertainties"; (10) competitive pressures among depository institutions; (11) interest rate movements and their impact on customer behavior and the Company's net interest margin; (12) the impact of repricing and competitors' pricing initiatives on loan and deposit products; (13) the Company's ability to adapt successfully to technological changes to meet customers' needs and developments in the marketplace; (14) the Company's ability to access cost-effective funding; (15) changes in financial markets and general economic conditions; (16) new legislation or regulatory changes; and (17) changes in accounting principles, policies or guidelines.

The Company does not undertake any obligation to update any forward-looking statement to reflect circumstances or events that occur after the date on which the forward-looking statement is made.

Regulatory Matters

As a result of a directive from the OTS and the Bank's Supervisory Agreement with the OTS (discussed in Note E of Notes to Condensed Consolidated Financial Statements), the Bank may not make new commercial loans; however, it may fund commercial loan commitments and renew commercial loans in existence at the time of the issuance of the directive. Since the imposition of this restriction, the Company has experienced a decline in the amount of commercial loans in its portfolio, which are the Company's

Item 2.  Management's Discussion And Analysis of Financial
              Condition And Results of Operations, Continued.

highest yielding assets. For as long as the moratorium on new commercial loans is in place, the Company expects that this trend will continue. The Company does not expect that the moratorium will be lifted prior to the transaction with MFB Financial, if completed, or prior to the subsequent liquidation of the Bank and the Company.

In addition, as discussed above and in Note E to the Condensed Consolidated Financial Statements, the Bank has been and will continue to be restricted significantly in its asset growth for an indefinite period of time. Specifically, under the Supervisory Agreement, the Bank may not increase its total assets during any quarter in excess of an amount equal to net interest credited on deposit liabilities during the quarter, until the Bank's two-year business plan mandated by the Supervisory Agreement has been accepted by the OTS. This inability to increase assets could have the effect of materially reducing the Company's interest and non-interest income during a particular period and could have a material adverse effect on the Company's results of operations.

As noted in Note E of Notes to Condensed Consolidated Financial Statements, in February 2004, at the request of the OTS, the Company consented to a cease and desist order. As discussed in Note E, the order, among other things, requires the Board to develop and monitor the Company's adherence to detailed quarterly cash flow projections for the remainder of fiscal 2004 and fiscal 2005 with the pending transaction with MFB Financial in mind, prohibits the Company from paying dividends without OTS approval and provides that the Company should not borrow any funds without OTS approval.

Financial Condition

The Company's total assets decreased $12.5 million during the nine months ended March 31, 2004, to $108.9 million from $121.4 million at June 30, 2003. The decline was due mainly to a decrease in cash and cash equivalents of $3.7 million, a decrease in net loans of $10.6 million and a decrease in loans held for sale of $1.1 million. These decreases were offset by a $7.2 million increase in securities available for sale, which in turn was offset by a $4.6 million decrease in securities held to maturity. Cash and cash equivalents decreased primarily due to the reinvestment of funds into fixed-rate mortgage-backed securities held as available for sale. Loans and loans held for sale decreased primarily due to prepayments and reduced origination activity.

The Company's total liabilities decreased $8.1 million from $112.3 million at June 30, 2003, to $104.2 million at March 31, 2004. The decrease was due primarily to an overall $4.8 million reduction in deposit levels, a $2.4 million payoff of FHLB borrowings at maturity and a $1.0 million reduction in accrued expenses and other liabilities, which consisted of outstanding bank cashier's checks that had not yet cleared as of June 30, 2003.

Stockholders' equity decreased from $9.1 million at June 30, 2003 to $4.7 million as of March 31, 2004. This decrease was due to the net losses for the nine months ended March 31, 2004 and dividends paid to the Company's shareholders of $112,000. The Company announced in December 2003 that its board of directors voted to suspend the Company's regular quarterly cash dividend indefinitely. See "Liquidity and Capital Resources." In addition, as discussed in Note E of Notes to Condensed Consolidated Financial Statements, in February 2004, the Company, at the OTS's request, consented to a cease and desist order which, among other things, prohibits the Company from paying any dividends without OTS approval.

Results of Operations

General. The Company recorded a net loss for the three months ended March 31, 2004 of $921,000 compared with a net loss of $736,000 for the same period in 2003. For the nine months ended March 31, 2004, the Company recorded a net loss of $4.6 million compared to net income of $131,000 for the nine months ended March 31, 2003. The net losses for the three month and nine month periods ended

Item 2.  Management's Discussion And Analysis of Financial
              Condition And Results of Operations, Continued.

March 31, 2004, were due primarily to decreases in net interest income, decreases in gains on loan sales and other income, increases in losses on repossessed property and other assets, increases in non-interest expense as well as the establishment of valuation allowances for deferred tax assets.

Net Interest Income. Net interest income was $333,000 for the three-month period ended March 31, 2004, as compared to $452,000 for the same period in the prior year. For the nine months ended March 31, 2004, net interest income was $863,000 as compared to $2.0 million for the same period in the prior year.

The three-month decrease of $119,000 was primarily the result of decreased interest from loans of $263,000 along with lower taxable security and interest bearing deposit income offset by net reduced funding costs of $157,000. The nine-month decrease in net interest income of $1.1 million was primarily the result of decreased interest on loans of $1.4 million and decreased interest on taxable securities of $251,000 offset by net reduced funding costs of $597,000. Lower market interest rates and reduced average outstanding balances of loans were both primarily responsible for the lower interest income in the 2004 periods compared to the 2003 periods. The reduction in the average balance of loans was due to an increase of loan prepayments in the 2004 periods compared with the 2003 periods and the impact of the moratorium on new commercial loans, imposed by the OTS in October 2002, as well as the Supervisory Agreement entered into with the OTS in May 2003. The lower interest income from taxable securities, most of which are mortgaged-backed securities, was a result of lower interest rates in the 2004 periods and lower returns on mortgage-backed securities caused by increased prepayment activity.

Interest expense for the three-month period ended March 31, 2004 was $964,000 compared with $1.1 million for the comparable period in the prior year. The decrease in interest expense of $157,000 was due both to lower average deposit rates and lower average deposit levels as well as the reduction in FHLB borrowings. Interest expense for the nine-month period ended March 31, 2004 was $3.1 million compared with $3.7 million for the comparable period in the prior year. The decrease in interest expense of $597,000 was due both to lower average deposit rates and lower average deposit levels as well as the reduction in FHLB borrowings.

Provision for Loan Losses. During the three months ended March 31, 2004, the Company had provisions for loan losses totaling $202,000 compared to a provision of $851,000 for the comparable period in the prior year. During the nine months ended March 31, 2004, the Company had provision for loan losses of $706,000 compared to a provision of $1.0 million for the comparable period in the prior year. The provision for the three-month period ended March 31, 2004 was due to additional provisions for a single commercial borrower because of credit quality concerns associated with the borrower. The provision for the nine months ended March 31, 2004, was mainly related to the credit quality concerns associated with the same commercial borrower as well as a participation loan and additional provision expense during the quarter ended September 30, 2003 stemming from the unauthorized and fraudulent loans matter. As discussed in Note D of Notes to Condensed Consolidated Financial Statements, during the quarter ended December 31, 2003, the remaining unauthorized and fraudulent loans were transferred from the loan category to the other asset category. As a result, write-downs of, or losses on, these assets, aggregating $2.2 million as of March 31, 2004, are now reflected in non-interest income in the Condensed Consolidated Statements of Income (Loss) for the three and nine months ended March 31, 2004 as losses on repossessed and other assets.

Non-Interest Income. Non-interest income consists primarily of fees and service charges on customers' accounts, including transaction fees, loans and investment sales gains, other income and gain (losses) on repossessed and other assets. Non-interest income decreased by $181,000 to $37,000 and decreased by $2.5 million to ($432,000) for the three and nine months ended March 31, 2004. This was primarily attributed to losses on repossessed and other assets owned of ($31,000) and ($889,000) for the three and nine months ended March 31, 2004, respectively, as well as decreases in loan sale gains from $148,000

Item 2.  Management's Discussion And Analysis of Financial
              Condition And Results of Operations, Continued.

and $541,000 for the three and nine months ended March 31, 2003 to $31,000 and $76,000 for the three and nine months ended March 31, 2004, respectively, and no insurance claims received in the 2004 periods compared with $1.5 million for the nine months ended March 31, 2003.

The significant losses incurred on repossessed and other assets resulted from downward adjustments in the value of these assets following updated appraisals of collateral securing certain of the unauthorized and fraudulent loans. Certain of these appraisals updated previous appraisals obtained from law enforcement agencies for the properties in their possession. Construction expenses were also incurred in excess of previous estimates in order to make certain properties more saleable. As of March 31, 2004, there were assets totaling $2.2 million under the control of the U.S. Government. These assets are among the approximately $7.6 million of excluded assets that will not be purchased by MFB Financial. The Company's ability to sell and obtain the proceeds of these seized assets is dependent on the successful prosecution of certain individuals involved in the unauthorized and fraudulent loans matter, as well as any delays that may occur in this process. To the extent the prosecutions are unsuccessful, these assets will be returned to the individuals from whom they were seized, potentially delaying the Company's recovery on these assets and reducing the recovery amount if any, and ultimately, the amount the Company will distribute to stockholders upon liquidation if the transaction with MFB Financial is completed.

Gain on sale of loans decreased from $148,000 for the three months ended March 31, 2003 to $31,000 for the three months ended March 31, 2004, and from $541,000 for the nine months ended March 31, 2003 to $76,000 for the nine months ended March 31, 2004. These decreases were mainly attributable to reduced mortgage origination activity.

Gain on sale of securities increased from $7,000 for the nine months ended March 31, 2003 to $79,000 for the nine months ended March 31, 2004, as a result of sales during the quarter ended December 31, 2003 of three held to maturity securities for a gain of $34,000 and the sale of three securities classified as available for sale for a gain of $45,000. The three held to maturity securities sold were municipal securities which the Company sold because continuing net losses preclude the Company from taking advantage of the tax-exempt income the securities provided. The available for sale securities sold were corporate securities, that were one-hundred percent risk weighted for purposes of calculating the Bank's regulatory capital ratios and sold as a result in an effort to improve the Bank's regulatory capital ratios. The insurance benefits received during the nine months ended March 31, 2003 represented bond claims stemming from the unauthorized and fraudulent loans matter. No future insurance benefits are expected from this matter.

The reductions in non-interest income items described above were offset, in part, by increases in fees and service changes. Fees and service charges increased from $52,000 for the three months ended March 31, 2003, to $76,000 for the three months ended March 31, 2004, and from $166,000 for the nine months ended March 31, 2003, to $216,000 for the nine months ended March 31, 2004, mainly due to an adjustment of the value of the company's mortgage servicing asset in 2003.

Non-Interest Expense. Non-interest expenses were $1.1 million for the three-month period ended March 31, 2004, compared to $1.0 million for the same period last year. Non-interest expenses were

$3.3 million for the nine-month period ended March 31, 2004, compared to $2.8 million for the same period last year. The increases for the three and nine-month periods ended March 31, 2004, compared to the same periods last year were due primarily to: (a) compensation and benefits increases attributable to higher wages and severance expenses and increased staffing levels; (b) advertising and promotional expenses for the relocation of a branch office; (c) increased professional service expenses, primarily legal and outside consulting service expenses stemming from the unauthorized and fraudulent loans matter and other professional services and (d) other operating expenses, primarily attributable to expenses associated with repossessed assets.

In addition, because it was deemed by the OTS in February 2003 to be in "troubled condition", the Bank is Item 2.  Management's Discussion And Analysis of Financial
              Condition And Results of Operations, Continued.

subject to paying increased deposit insurance premium rates. Federal deposit insurance premiums increased by $40,000 to $107,000 for the nine months ended March 31, 2004 compared to the prior year period. For the three month period ended March 31, 2004, federal deposit insurance premiums decreased by $26,000 to $34,000 compared to the prior year period primarily due to the reduction in deposit levels during the assessment period. The Bank will continue to pay increased federal deposit insurance premium rates for as long as it is deemed to be in troubled condition by the OTS.

Income Taxes. An income tax expense of $1.1 million was recorded for the nine months ended March 31, 2004 compared to $110,000 of income tax expense for the same period during the prior year. For the three month period ended March 31, 2004 the Company recorded an expense of $3,000 compared with a tax credit of $451,000 in the three months ended March 31, 2003. As discussed in Note C of the condensed consolidated financial statements, valuation allowances for all deferred tax assets have been recorded during the nine months ending March 31, 2004. Management determined that a valuation allowance was appropriate due to the continuing reported losses and projected future losses.

Asset Quality. At March 31, 2004, the Company's non-performing assets (non-accruing loans plus foreclosed assets) totaled $7.9 million, or 7.3% of total assets, compared with $7.5 million, or 6.2% of total assets, at June 30, 2003. At March 31, 2004, non-performing assets were comprised of $3.5 million of non-accruing loans (generally loans delinquent 90 days or more) and $4.5 million of foreclosed and other assets. This compares with $4.7 million of non-accruing loans and $2.9 million of foreclosed assets at June 30, 2003.

As discussed in Note D to the Condensed Consolidated Financial Statements, in May of 2002, the Company's Audit Committee identified certain loans that were made by a former employee of the Bank that were unauthorized and fraudulently conveyed or otherwise made without properly following the Bank's lending policies and procedures. Approximately $9.6 million of these loans, representing substantially all of such loans, were made in the Company's fiscal year 2002. As of March 31, 2004, the remaining outstanding balance of the unauthorized and fraudulent loans totaled approximately $2.2 million. As noted above, during the quarter ended December 31, 2003, the Company transferred the above mentioned unauthorized and fraudulent loans from the loan category to the other asset category at the direction of the OTS to facilitate the monitoring of these assets. The Company continues to review the unauthorized and fraudulent loans and additional adjustments to the value of these assets may be necessary based on market conditions and additional information available at the time of the evaluation.

As of March 31, 2004 and June 30, 2003, approximately $3.9 million and $4.5 million of additional loans, exclusive of the aforementioned unauthorized and fraudulent loans, were classified as impaired because of unauthorized lending activities, credit quality concerns and loan documentation issues, primarily attributable to the actions of the former employee involved in the bank fraud. As of March 31, 2004 and June 30, 2003, the Company had specific allowance for loan losses allocations on impaired loans of approximately $1.8 million and $1.3 million, respectively.

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

Item 2.  Management's Discussion And Analysis of Financial
              Condition And Results of Operations, Continued.

When an insured institution classifies problem assets as either substandard or doubtful, it may establish specific allowances for loan losses in an amount deemed prudent by management. General allowances represent loss allowances, which have been established to recognize the inherent risk associated with lending activities, but which, unlike specific allowances, have not been allocated to particular problem assets. When an insured institution classifies problem assets as "loss", it is required either to establish a specific allowance for losses equal to 100% of that portion of the asset as classified or to charge-off such amount. An institution's determination as to the classification of its assets and the amount of its valuation allowances is subject to review by the regulatory authorities, who may order the establishment of additional general or specific loss allowances.

In connection with the filing of its periodic reports with the OTS and in accordance with its classification of assets policy, the Bank regularly reviews problem loans and real estate acquired through foreclosure and other assets to determine whether such assets require classification in accordance with the regulations described above. On the basis of management's review of its loans and after consultations with the OTS, as of March 31, 2004, the Bank had classified a total of $7.1 million as substandard and $3.3 million as doubtful. This compares with the Bank's classification as of June 30, 2003 of a total of $9.4 million of its loans as substandard and $4.0 million as doubtful. On March 31, 2004, total classified loans comprised $10.4 million or 221% of the Company's capital and 9.5% of the Company's total assets at that date, compared with total classified loans at June 30, 2003 of $13.4 million or 147% of the Company's capital and 11% of the Company's total assets at that date. A portion of classified loans is included in non-performing assets.

At March 31, 2004, the Company's allowance for loan losses totaled $2.2 million or 3.57% of loans, as compared with $1.9 million or 2.67% of loans as of June 30, 2003. (For further information, see Note D to the Condensed Consolidated Financial Statements.)

Although management believes that it uses the best information available to determine the allowance for loan losses, unforeseen market conditions and other factors could result in adjustments and net income could be significantly affected if circumstances differ substantially from the assumptions used in making the determination. Future additions to the Company's allowance for loan losses will be the result of periodic loan and related collateral reviews and thus cannot be predicted in advance. In addition, federal regulatory agencies, as an integral part of their oversight process, periodically review the company's allowance for loan losses. Such agencies may require the Company to recognize additions to the allowance based upon their judgement of the information available to them at the time of their examination.

Liquidity and Capital Resources

The Company's principal sources of funds are deposits and principal and interest payments on loans and investments. While scheduled loan repayments and maturing investments are relatively predictable, deposit flows and early loan prepayments are more influenced by interest rates, general economic conditions and competition.

At March 31, 2004, the Bank had $33.1 million in outstanding advances from the Federal Home Loan Bank of Indianapolis (the "FHLB"), used primarily to fund internally originated loans and other investments.

Although the Bank currently has additional borrowing capacity from the FHLB, the Bank's current capital position would likely limit its ability to obtain future advances from the FHLB. As described below, since

December 31, 2003 the Bank has failed to meet its minimum regulatory capital requirements and has been classified as undercapitalized under the OTS' prompt corrective action regulations. The FHLB is subject to regulations which govern its ability to make new advances, and renew outstanding advances, to an undercapitalized institution. Specifically, as long as the Bank has positive tangible capital, the FHLB may make a new advance or renew an outstanding advance to the Bank unless the OTS notifies the FHLB in writing that the Bank's use of FHLB advances has been prohibited. Although the Bank has not Item 2.  Management's Discussion And Analysis of Financial
              Condition And Results of Operations, Continued.

been notified by the OTS that its use of FHLB advances has been prohibited, no assurance can be given that the OTS will not impose such a prohibition. As part of its credit underwriting to the Bank, the FHLB may, in its discretion, limit or deny the Bank's application for an advance if, in the FHLB's judgment, the Bank: (i) has engaged in any unsafe or unsound banking practices; (ii) has inadequate capital; (iii) is sustaining operating losses; (iv) has financial or managerial deficiencies, as determined by the FHLB, that bear upon the Bank's creditworthiness; or (v) has any other deficiencies, as determined by the FHLB. The continuing decline in the Bank's capital, as well as the Company's history of operating losses and likely future operating losses, could, among other factors, affect the terms of any future FHLB advances requested by the Bank, and could lead to a determination by the FHLB to limit or deny an advance amount requested by the Bank.

In addition, as described under Note E of Notes to Condensed Consolidated Financial Statements, in February 2004, at the request of the OTS, the Company consented to a cease and desist order that, among other things, provides that the holding company should not borrow any funds without OTS approval. Because of the Company's history of reporting net losses and reduced capital position, as well as the cease and desist order, it is possible that the Company and/or the Bank could encounter difficulty in borrowing funds from other sources on terms acceptable to it, or at all.

As of March 31, 2004, $49.1 million, or 70% of the Bank's $69.8 million in deposits were certificate accounts. Of the certificates of deposit as of March 31, 2004, $21.6 million, or 31%, mature in 12 months or less. Although, based on past experience and the Bank's pricing strategy, the Company expects a majority of these maturing deposits will renew, no assurance can be given in this regard. Under the terms of the agreement with MFB Financial, all of the Bank's deposit liabilities as of the closing will be assumed by MFB Financial.

The Company uses its liquidity resources principally to meet loan originations, ongoing commitments to fund maturing certificates of deposit, deposit withdrawals and to meet operating expenses. Federal regulations require the Bank to maintain sufficient liquidity to maintain its safe and sound operation.

Although management believes that the level of the Company's liquid assets at March 31, 2004, as well as repayments and other sources of funds will be adequate to meet the Company's foreseeable liquidity needs, no assurance can be given in this regard, particularly in light of the possibility that the Company and/or Bank may encounter difficulty in borrowing funds when needed, and if a significant portion of the Banks maturing certificates of deposit do not renew.

The following table presents off-balance-sheet contractual obligations and commitments of the Company as of March 31.
	(In Thousands)
	2004	2003

Undisbursed balance of loans closed	$ 1,828	$ 1,312
Commitments to originate loans	1,708	4,340
Commitments to sell loans	298	918
Unused consumer lines of credit	3,739	3,734
Unused commercial lines of credit	923	1,701
Letters of credit	1,498	1,500
Other contingent liabilities	257	272
Total off-balance-sheet obligations and commitments	$ 10,251	$ 13,777

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

Tier 1 (or core) capital generally consists of common stockholders equity including retained earnings, certain non-cumulative perpetual preferred stock and related surplus, and certain minority interests in subsidiaries, reduced by certain intangible assets, servicing assets, interest only strips and investments in certain subsidiaries.

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

The Bank's actual and required capital amounts and ratios under the prompt corrective action regulations are as follows:
	(Dollars in Millions)

	Actual		Required for Adequately Capitalized		To Be Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of March 31, 2004
Total risk-based capital (to risk-weighted assets)	$4.4	7.72%	$4.5	8.00%	$5.6	10.0%
Tier 1 risk-based capital (to risk-weighted assets)	3.7	6.47%	2.3	4.00%	3.4	6.00%
Tier 1 capital to total assets	3.7	3.37%	4.3	4.00%	5.4	5.00%

Since December 31, 2003, the Bank has been classified as undercapitalized, as its ratio of Tier 1 capital to total assets was below 4% at December 31, 2003 and March 31, 2004 and its ratio of Total risked-based capital to risk-weighted assets was below 8% at March 31, 2004. As a result, during the quarter ended March 31, 2004, the Bank was required to submit a capital restoration plan to the OTS. In connection with the Bank's submission of its capital restoration plan, the Company was required to enter into a limited capital maintenance guarantee with respect to the Bank's achievement of its capital requirements. The Bank is also subject to receiving a capital directive from the OTS under which the OTS, in its discretion may impose further restrictions. Failure to comply with a capital plan or capital directive can result in enforcement action.

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

changes in senior management; divestiture, merger or acquisition of the institution; restrictions on executive compensation; and any other action the OTS deems appropriate. The OTS may, in its discretion, make any or all of these restrictions applicable to the Bank now as a result of its undercapitalized status, or, under certain circumstances, may reclassify the Bank into a lower capital category, with prior notice to and opportunity for the Bank to respond. The Bank is already subject to limitations on asset growth, executive compensation and a number of other operating restrictions and requirements under its Supervisory Agreement with the OTS, and the Company is subject to several operating restrictions and requirements under the cease and desist order to which it consented at the OTS' request. See Note E of Notes to Condensed Consolidated Financial Statements. If the Bank becomes "critically undercapitalized"(i.e., has a ratio of tangible equity to total assets of 2% or less) it will become subject to further mandatory restrictions. In addition, with certain limited exceptions, the OTS must appoint a receiver (or conservator with the concurrence of the FDIC) for an institution within 90 days after it becomes critically undercapitalized. The imposition of any of these measures on the Bank would likely have a material adverse effect on the Company's future operating results and ability to continue as a going concern.

In addition to the prompt corrective action regulations, the OTS' capital regulations require the Bank to have a ratio of total risk-based capital to risk-weighted assets of at least 8%, a ratio (referred to as the leverage ratio) of Tier 1 capital to total assets of at least 4% and a ratio of tangible capital to total assets of at least 1.5%. For the Bank, as of March 31, 2004 these ratios were 7.72%, 6.47% and 3.37% respectively.

Under the Bank's Supervisory Agreement with the OTS, the Bank may not make a capital distribution to the Company without prior OTS approval. Based on the Bank's current capital condition, the Company does not believe the Bank will be able to pay dividends to the Company at any time in the foreseeable future. While the Company has, in the recent past, contributed cash to the Bank in an effort to improve the Bank's capital position, including $500,000 during the quarter ended September 30, 2003, at March 31, 2004, the Company had cash and cash equivalents of $301,000. The Company must retain this cash at the holding company level in order to pay the Company's operating expenses, including those relating to the proposed transaction with MFB Financial. The Company believes that the remaining assets held at the holding company level, which includes $165,000 of saleable tax credits, are insufficient to support the Bank's current capital position. As announced by the Company in December 2003, in an effort to conserve cash, the Company's Board of Directors voted to suspend the Company's regular quarterly cash dividend indefinitely. In addition, as discussed under Note E of Notes to Condensed Consolidated Financial statements, in February 2004, at the request of the OTS the Company consented to a cease and desist order that among other things, prohibits the payment of dividends without OTS approval. Accordingly, the Company does not believe it will be able to resume the payment of dividends at any time in the foreseeable future and does not anticipate making any distributions to its stockholders prior to its liquidation following the transaction with MFB Financial, if completed.

Item 3.  Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures: An evaluation of the

Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the "Act")) was carried out as of March 31, 2004 under the supervision and with the participation of the Company's Chief Executive Officer and Acting Chief Financial Officer. The Company's Chief Executive Officer and Acting Chief Financial Officer concluded that, as of March 31, 2004, the Company's disclosure controls and procedures are effective in ensuring that the information the Company is required to disclose in the reports it files or submits under the Act is (i) accumulated and communicated to the Company's management (including the Chief Executive Officer and Acting Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.
    Changes in Internal Control Over Financial Reporting: During the quarter ended March 31, 2004, no change occurred in the Company's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1.	Legal Proceedings
None

Item 2.	Changes in Securities, and Small Business Issuer Purchases of Equity Securities

The Company did not repurchase any shares of its common stock during the three months ended March 31, 2004, and, in view of its current financial condition, does not presently anticipate making any repurchases in the future.

Item 3.	Defaults Upon Senior Securities
None

Item 4.	Submission of Matters to a Vote of Security Holders None

Item 5.	Other Information
None

Item 6.	Exhibits and Reports on Form 8-K
(a) Exhibits

Regulation S-B Exhibit Number		Document	Reference to Prior Filing or Exhibit Number Attached Hereto
	2	Purchase and Assumption Agreement, dated as of April 25, 2004, by and between MFB Financial, Sobieski Bancorp Inc. and Sobieski Bank	****
	3.1	Certificate of Incorporation	*
	3.2	Bylaws	*
	10	Executive Compensation Plans and Arrangements:
		Employee Stock Ownership Plan	*
		Stock Option and Incentive Plan	*
		Stock Option and Incentive Plan Amendment	***
		Recognition and Retention Plan	*
		Recognition and Retention Plan Amendment	***
		Sobieski Bancorp, Inc. Fee Continuation Plan for Retired Directors	**
		Sobieski Bank Fee Continuation Plan for Retired Directors	**
		Sobieski Bank Supplemental Executive Retirement Plans	**
		Termination Severance Contract with Thomas F. Gruber	***
		Employment Contract with Steven C. Watts	***
	11	Statement re: computation of per share earnings	Not Required
	15	Letter on unaudited interim financial information	Not Required
	18	Letter on change in accounting principles	None
	19	Reports furnished to security holders	None
	20	Other documents or statements to security holders or any documents incorporated by reference	None
	22	Published report regarding matters submitted to vote	None
	23	Consent of experts	Not Required
	24	Power of Attorney	None
	31.1	Rule 13a - 14(a) Certification of CEO	31.1
	31.2	Rule 13a - 14(a) Certification of CFO	31.2
	32	Section 1350 Certification	32

_______________

*          Filed on December 30, 1994, as exhibits to the Company's Form S-1 registration statement (File number 33-88078).

**        Filed as exhibits with the September 30, 1999 Form 10-QSB filing.

*** Filed as exhibits with the December 31, 2002 Form 10-QSB filing.
**** Filed as an exhibit to the Company's Current Report on Form 8-K filed on April 28, 2004

PART II. OTHER INFORMATION CONTINUED

(b) Reports on Form 8-K
On February 20, 2004, the Company furnished a Current Report on Form 8-K reporting the issuance of a press release announcing its results for the quarter ended December 31, 2003.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                                                    Sobieski Bancorp, Inc.
                                                                                          (Registrant)

Date:     May 17, 2004                                    By: ___/s/ Steven C. Watts________________

                                                                                                  Steven C. Watts
                                                                                      President and Chief Executive Officer

Date:      May 17, 2004                                   By: ___/s/ Gregory J. Matthews __

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

Date: May 17, 2004

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

Date: May 17, 2004

/s/ Gregory J. Matthews______

Gregory J. Matthews

Senior Vice President/

Acting Chief Financial Officer and

Chief Operating Officer

EXHIBIT 32 - CERTIFICATIONS PURUSANT TO SECTION 906 OF SARBANES - OXLEY ACT

Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, each of the undersigned hereby certifies in his capacity as an officer of Sobieski Bancorp, Inc. (the "Company") that the Quarterly Report of the Company on Form 10-QSB for the quarterly period ended March 31, 2004 fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934 and that the information contained in such report fairly presents, in all material respects, the financial condition and results of operations of the Company as of the dates and for the periods presented in the financial statements included in such report.

Dated:  May 17, 2004                           /s/ Steven C. Watts__________

                                                                      Steven C. Watts
                                                                                  President and Chief Executive Officer

Dated:  May 17, 2004                    ___/s/ Gregory J. Matthews _

                                                                                            Gregory J. Matthews
                                                                               Senior Vice President, Acting Chief Financial Officer

and Chief Operating Officer